Form 10-K
period 2013-12-31
TREVENA INC
filed 2014-03-20
CIK 1429560

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19119

Trevena, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1469215 (I.R.S. Employer Identification No.)
1018 West 8th Avenue, Suite A King of Prussia, PA (Address of Principal Executive Offices)	19406 (Zip Code)

          Registrant's telephone number, including area code: (610) 354-8840

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

          Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2014, was approximately $72.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on March 17, 2014. The registrant has elected to use March 17, 2014 as the calculation date, as on June 30, 2013 the registrant was a privately held concern. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of March 17, 2014.

          The number of shares of the registrant's Common Stock outstanding as of March 17, 2014 was 26,208,754.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

  •
  our plans to develop and potentially commercialize our product candidates;

  •
  the exercise by Forest of its option to license TRV027 and, if it does, our ability to achieve milestones under the license;

  •
  our planned clinical trials and preclinical studies for our product candidates;

  •
  the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

  •
  the extent of clinical trials potentially required by the FDA for our product candidates;

  •
  the clinical utility and market acceptance of our product candidates;

  •
  our commercialization, marketing and manufacturing capabilities and strategy;

  •
  our intellectual property position; and

  •
  our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

        You should refer to the "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

 PART I

ITEM 1.    BUSINESS

Overview

        Trevena, Inc. is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. Unless the context otherwise requires, we use the terms "Trevena," "company," "we," "us" and "our" to refer to Trevena, Inc. Using our proprietary product platform, we have identified and advanced three differentiated product candidates into the clinic. We have completed a Phase 2a clinical trial and initiated a Phase 2b clinical trial of TRV027 for acute heart failure, or AHF. Forest Laboratories Holdings Limited, or Forest, has the exclusive option to license TRV027 from us. TRV130 has completed a Phase 1b clinical trial to evaluate its potential to treat moderate to severe acute pain intravenously and we plan to complete an additional Phase 1 clinical trial and initiate a Phase 2a/b trial in the first half of 2014. We expect to have Phase 2a/b data for TRV130 by the end of the first quarter of 2015 and Phase 2b data for TRV027 by the end of the fourth quarter of 2015. We have retained all worldwide development and commercialization rights to TRV130. We are currently running a Phase 1 trial for our other product candidate, TRV734. We plan to develop and commercialize TRV027 and TRV130 initially in the acute care hospital market. We plan to advance TRV734 and our most advanced preclinical program focused on central nervous system, or CNS, indications.

        GPCRs are a large family of cell surface receptors that trigger two signaling pathways, G protein and b-arrestin, and are implicated in cellular function and disease processes. More than 30% of all therapeutics currently marketed target GPCRs. Currently available therapeutics that target GPCRs, or GPCR ligands, are typically not signal specific, and therefore either inhibit both the G protein and b-arrestin pathways (an antagonist ligand) or activate both pathways (an agonist ligand). This lack of signal specificity often results in a suboptimal therapeutic profile for these drugs because in many cases one of the pathways is associated with a beneficial therapeutic effect and the other is associated with an undesirable side effect (see Figure 1). We use our proprietary Advanced Biased Ligand Explorer, or ABLE, product platform to identify "biased" ligands, which are compounds that activate one of the two signaling pathways of the GPCR and inhibit the other (see Figure 2). This signaling specificity is the basis for our drug discovery and development approach, which is to identify and develop therapeutics targeting established GPCRs while offering a differentiated and superior therapeutic profile compared to currently available GPCR-targeted drugs.

        We were founded in late 2007 to discover and develop product candidates based on biased ligands, a concept discovered by our scientific founder, Dr. Robert Lefkowitz, who was awarded the 2012 Nobel Prize in Chemistry in part for his elucidation of the multiple pathways that a GPCR engages. We believe that we are the first company to progress a GPCR biased ligand into clinical trials. The members of our executive management team have held senior positions at leading pharmaceutical and biotechnology companies and possess substantial experience across the spectrum of drug discovery, development and commercialization.

 Figure 1: Mechanism of current GPCR-targeted drugs

Figure 2: Mechanism of our biased ligands—the next generation of GPCR-targeted drugs

Our Clinical Stage Programs

TRV027 for the treatment of AHF

        We are developing TRV027 as a first-line, intravenous, or IV, treatment in combination with standard diuretic therapy for AHF patients. There are over 20 million people living with heart failure in the United States and Europe, according to the American Heart Association, or AHA, and the European Society of Cardiology, or ESC. AHF is heart failure requiring hospitalization. The National Hospital Discharge Survey, or NHDS, reported over 5 million hospital discharges in the United States in 2010 where heart failure was listed as a component of the diagnosis, over 1 million of which listed heart failure as the primary diagnosis. In 2009, the AHA estimated the cost of heart failure hospitalization in the United States to be $20.1 billion. AHF represents a serious unmet need for patients, physicians and healthcare systems.

        TRV027 is a peptide b-arrestin biased ligand that targets the angiotensin II type 1 receptor, or AT1R, which is a GPCR expressed on cells within the cardiovascular system. The native ligand that activates the AT1R is angiotensin II, which is a key mediator of the renin angiotensin system, or RAS. In many individuals with heart failure, RAS is activated and angiotensin II levels are elevated. Angiotensin II stimulates cardiac contractility, which is the ability of the heart to produce force during contraction, through b-arrestin signaling, but also increases blood pressure and causes fluid retention through G protein signaling. Increased blood pressure and fluid retention strain the heart and damage the kidneys, resulting in multi-organ pathophysiology. Current AT1R-targeted therapies for chronic heart failure antagonize the receptor and are called angiotensin receptor blockers, or ARBs. These unbiased drugs fully block the effects of angiotensin II, decreasing blood pressure and preserving kidney function, but preventing the stimulation of cardiac contractility. We believe that the resulting risk of acutely impairing cardiac function has limited the development of ARBs for the treatment of AHF. In contrast, TRV027 selectively blocks G protein signaling at the AT1R, reducing blood pressure and preserving kidney performance, while activating b-arrestin signaling, and thereby has the potential to promote contractility, preserve cardiac performance and increase cardio-protective signaling.

        In our preclinical studies and our Phase 1b and Phase 2a clinical trials, TRV027 demonstrated beneficial effects on the kidneys, heart and blood vessels. We believe that there are no therapies currently approved for AHF that benefit all three of these key organ systems. We have started enrolling patients in a Phase 2b dose-ranging clinical trial of TRV027 in AHF patients with the primary endpoint consisting of a composite of clinically important outcomes. If Forest exercises its option to license TRV027, they will be responsible for all the costs associated with any further development and commercialization of TRV027 and will have exclusive commercialization rights worldwide, subject to the obligation to consider in good faith whether to grant us the right to co-promote TRV027 in the United States on terms to be agreed.

TRV130 for the treatment of moderate to severe acute pain

        We are developing TRV130 as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. According to data from IMS Health, a healthcare information firm, there were approximately 30 million reimbursement claims made for IV opioids by hospitals in the United States in 2010, of which 14 million were inpatient and 16 million were outpatient claims. We anticipate that the initial market opportunity for TRV130 will be in this acute care hospital setting, with a focus on postoperative pain. The IMS Health reimbursement data also show that 75% of inpatient claims and 50% of outpatient claims for IV opioids were surgery-related in 2010. Opioid analgesics such as morphine and fentanyl, which are unbiased µ-opioid agonists, are currently the most effective IV analgesics for moderate to severe acute postoperative pain, but their use is limited by well-known side effects such as respiratory depression, nausea and vomiting, constipation and postoperative ileus. Based on our analysis of a series of published clinical and health economic studies, we believe that the side effects of currently available intravenously administered µ-opioid agonists in the postoperative care setting result in additional annual costs of approximately $5 billion in the United States alone, predominantly due to the need for lengthier hospital stays.

        TRV130 is a small molecule G protein biased ligand that targets the µ -opioid receptor, which is a GPCR expressed on cells within the central nervous and intestinal systems. TRV130 activates the μ-opioid G protein pathway, which has been associated with analgesia, or pain relief, while inhibiting the b-arrestin pathway, which in preclinical studies has been associated with constipation and respiratory depression. If further testing confirms that TRV130 avoids the side effects typically associated with the activation of the µ-opioid receptor, we believe that TRV130, if approved, could be a more effective treatment for postoperative pain than currently available µ-opioid therapies and could thereby expedite postoperative recovery and hospital discharge.

        In a Phase 1b trial in healthy subjects using an evoked-pain model, TRV130 showed superior analgesia compared to a high dose of morphine, while causing less respiratory depression, nausea and vomiting. These data are consistent with our preclinical and Phase 1 data, and are the basis for our belief that TRV130 may have an improved therapeutic profile with respect to respiratory depression, nausea and vomiting compared to currently approved unbiased opioids. In preclinical studies, TRV130 also demonstrated less constipation as compared to morphine.

        We expect to initiate a Phase 2a/b clinical trial of TRV130 in the first half of 2014 in postoperative patients with the goal of demonstrating analgesic efficacy and evaluating the relationship between its efficacy and tolerability compared to morphine. In the second half of 2014, we expect to initiate additional clinical work to evaluate TRV130's safety and tolerability profile compared to unbiased μ-opioid agonists. We have retained all development and commercialization rights to TRV130 worldwide. We intend to retain full commercialization rights in the United States for TRV130. After the availability of Phase 2 clinical data for TRV130, we may seek collaborators for commercializing TRV130 outside of the United States to offset risk and preserve capital.

TRV734, oral agent for the treatment of moderate to severe acute and chronic pain

        TRV734 is a small molecule G protein biased ligand targeting the μ-opioid receptor. We are developing TRV734 as a first-line, orally administered treatment of moderate to severe acute and chronic pain. Data from IMS Health shows that opioid drug sales across the United States, Europe and Japan were almost $11 billion in 2012. Despite widespread use, there are significant limitations to existing therapies with respect to constipation, nausea and vomiting and respiratory depression. The objective of TRV734 is to deliver the benefits we believe are characteristic of TRV130 in an orally bioavailable therapeutic. TRV734 exhibited similar effects as TRV130 in preclinical in vitro and in vivo studies, and has shown oral bioavailability in primates. We initiated a Phase 1 clinical trial of TRV734 in the first quarter of 2014 to evaluate safety, tolerability and oral bioavailability in humans. We intend to seek a collaborator with experience in developing and commercializing controlled-substance therapeutics in chronic care pain markets to assist in the development of TRV734, while retaining rights to commercialize TRV734 in hospital and specialist markets in the United States.

Our Additional Program

d-opioid receptor G protein biased ligand therapeutics

        We are also focused on the discovery of a novel, orally bioavailable, small molecule d-opioid receptor G protein biased ligand with potential for the treatment of CNS disorders, of which we intend to initially focus on Parkinson's disease, pain or depression. We have identified potent, biased modulators of the d-opioid receptor that show positive efficacy in animal models of each of these indications without the seizure risk characteristic of d-opioid receptor agonists previously developed by others.

Our Strategy

        Our goal is to build a leading biopharmaceutical company leveraging our expertise in biased ligands to develop and commercialize innovative, best-in-class drugs targeting established GPCRs. Key elements of our business strategy to achieve this goal are to:

  •
  Rapidly advance clinical development of our three lead product candidates to commercialization.

        We plan to complete the Phase 2b trial for TRV027 for the treatment of AHF by the end of 2015. If this trial is successful and Forest exercises its option, Forest will be responsible for all costs associated with further development and commercialization of TRV027. If the option is exercised, we will be entitled to an upfront option exercise fee and certain contingent milestone payments and royalties, which we intend to use to further develop and potentially commercialize our proprietary portfolio.

        We plan to develop and commercialize TRV130 for the treatment of moderate to severe acute postoperative pain and other indications where IV therapy is preferred, such as end-of-life care. The efficacy of drugs targeting the µ-opioid receptor is well-established. We intend to conduct a Phase 2a/b trial to demonstrate efficacy and explore the relationship between efficacy and tolerability compared to morphine and to conduct additional clinical work in parallel to support the potential for an improved therapeutic profile compared to an unbiased μ-opioid analgesic. The Phase 2a/b is expected to be complete by the end of the first quarter of 2015 and the additional clinical work is expected to be complete by the end of the fourth quarter of 2015. We believe this parallel-track development plan will allow us to accelerate the transition into a Phase 3 program and, if approved, commercialization.

        We plan to develop TRV734 for oral use in moderate to severe acute and chronic pain. We intend to seek a collaborator with experience in developing and commercializing controlled-substance therapeutics in chronic care pain markets while retaining rights to commercialize TRV734 in hospital and specialist markets in the United States. We are conducting a Phase 1 study of TRV734 to determine the oral bioavailability of the compound. The Phase 1 study is expected to be complete by the end of the third quarter of 2014.

  •
  Establish commercialization and marketing capabilities in the United States, initially in acute care markets, for any of our product candidates that are approved or that we anticipate may be approved.

        If any of our products beyond TRV027 receive or are anticipated to receive regulatory approval, we intend to build a focused sales force and establish marketing capabilities to commercialize those products to specialists in the United States, initially in the acute care setting.

        We intend to retain full commercialization rights in the United States for TRV130. After the availability of Phase 2 clinical data for TRV130, we may seek collaborators for commercializing TRV130 outside the United States to offset risk and preserve capital.

        We intend to seek a collaborator with experience in developing and commercializing controlled-substance therapeutics in chronic care pain markets to assist in the development of TRV734, while retaining rights to commercialize TRV734 in hospital and specialist markets in the United States.

        If Forest exercises its option to license TRV027, Forest will be responsible for commercialization of TRV027 worldwide. We have the option to negotiate with Forest for co-promotion rights in the United States, although Forest has no obligation to grant us any co-promotion rights. We expect that TRV027, if approved, would be used primarily in the acute care setting, thereby providing an opportunity to leverage the commercial infrastructure we plan to implement to market TRV130 if it is approved.

  •
  Expand our CNS product portfolio through the development of our preclinical program.

        We plan to build a robust product portfolio in the CNS area, where we have identified potential for biased ligands, including TRV130, TRV734 and a product candidate from our d-opioid receptor ligand program.

        Our goal is to deliver the first d-opioid receptor-targeted therapeutic for the treatment of CNS disorders, such as Parkinson's disease, pain and depression. We are currently optimizing our lead biased ligand product candidate. We intend to maintain flexibility on whether to develop and commercialize this product candidate in collaboration with a pharmaceutical company licensee depending on the clinical indications we ultimately decide to pursue, but we intend to retain meaningful commercial rights in any event.

  •
  Leverage our ABLE product platform to continue to discover and develop a pipeline of innovative biased ligand therapeutics and expand our product platform's impact through external collaborations.

        We have used our ABLE product platform to identify three potential therapeutics targeting GPCRs. We are in lead optimization with a fourth product candidate discovery program, and have also identified additional high-value GPCR targets. As part of our longer term strategy, we plan to initiate internal drug discovery efforts in CNS indications and other areas of significant unmet medical need, and to continue to mitigate development risk by focusing on product candidates targeting GPCRs with well-established mechanisms of action. We also intend to selectively collaborate on discovery and development programs to leverage the potential of our ABLE product platform.

Our ABLE Product Platform

        Our ABLE product platform is a collection of proprietary biological information, in vitro assays, know-how and expertise that we use to identify unique GPCR-targeted biased ligands with attractive pharmaceutical properties. These in vitro assays use cells that have the receptor of interest on the cell surface, where G protein and b-arrestin signaling from that receptor can be measured to determine if a particular ligand is biased, and if so whether it is a G protein or b-arrestin biased ligand. Our assays can also measure different cellular responses resulting from signaling through b-arrestin and can thereby help us to associate pharmacological responses with molecular signaling. Most components of our ABLE product platform are maintained as trade secrets, but the output of the product platform is reflected in the product candidates that we have advanced into clinical testing and the research we have published in numerous peer-reviewed journals. We believe the set of competencies reflected in our ABLE product platform provides us with an important competitive advantage in identifying further opportunities for efficient and high-impact biased ligand drug discovery, development and commercialization.

Our Pipeline

TRV027

        TRV027 is a peptide b-arrestin biased ligand that targets the AT1R, inhibiting G protein signaling and activating b-arrestin signaling. We are developing TRV027 for the treatment of AHF in combination with standard diuretic therapy. In our Phase 2a clinical trial, TRV027 rapidly reduced blood pressure and preserved renal, or kidney, function, while preserving cardiac performance. We have started enrolling patients in a Phase 2b clinical trial to evaluate the safety and efficacy of TRV027 in AHF. If subsequent Phase 3 development is successful and TRV027 is approved by regulatory authorities, we believe TRV027 would be used as a first-line in-hospital AHF treatment. We also believe TRV027 could improve AHF symptoms and shorten length of hospital stay and potentially lower readmission rates and mortality rates after hospital discharge.

Disease

        Heart failure is the inability of the heart to supply adequate blood flow, and therefore oxygen, to peripheral tissues and organs. When the heart is failing, mechanisms are triggered by the body to maintain blood pressure and tissue perfusion. One such mechanism is the activation of RAS, of which angiotensin II is a key mediator. Through angiotensin II, RAS increases blood pressure and stimulates the kidneys to retain both sodium and water. These mechanisms maintain cardiac performance in the short term, but in the longer term, the heart must pump against higher pressure, referred to as afterload, and is overstretched when filled, referred to as preload. These effects make the failing heart pump less efficiently and lead to progressive damage to the muscular tissue of the heart.

        There are over 20 million people living with heart failure in the United States and Europe, according to the AHA and ESC. AHF, also sometimes referred to as acute decompensated heart failure, is heart failure requiring hospitalization. AHF patients present with fluid overload and severe dyspnea, a serious shortness of breath sometimes described as "air hunger," leading to an inability to perform simple functions such as standing and walking short distances. AHF can also lead to organ dysfunction, such as in the kidneys and heart. Most patients experiencing an AHF event have a worsening of existing chronic heart failure, although an estimated 25% of AHF hospitalizations represent new diagnoses of heart failure.

        According to NHDS data, in the United States there were over 5 million hospital discharges in 2010 where heart failure was listed as a component of the diagnosis, over 1 million of which listed heart failure as the primary diagnosis. Based on national hospital discharge statistics from 25 countries in Europe, we estimate that there were a total of 1.6 million hospitalizations with a primary heart failure diagnosis in 2010 in those countries. Despite long hospital stays, up to approximately 50% of AHF patients remain symptomatic on discharge according to data from ADHERE, a national U.S. registry of over 100,000 patients admitted to the hospital with AHF between 2000 and 2005. In addition, the risk of readmission is 25% after 30 days and the one-year mortality rate is approximately 30%. Combined, these poor outcomes result in a substantial burden to the healthcare system. In 2009, the AHA estimated the cost of heart failure hospitalization in the United States to be $20.1 billion. We believe there is a significant unmet medical need for improved treatments for AHF.

Current treatment options for AHF

        None of the currently available therapeutic options, which are listed below, target all three of the key organ systems affected by AHF:

  •
  Loop diuretics, such as furosemide, target the kidneys and remove excess fluid, but can worsen renal function in the process.

  •
  Vasodilators, like nitrates or nesiritide, target the blood vessels and reduce blood pressure, reducing load on the heart, but each of these agents has undesirable side effects that limit its use.

  •
  Inotropes, such as dobutamine, target the heart and directly stimulate cardiac contractility. However, current inotropes increase mortality through an increased risk of arrhythmia.

        The mainstay of therapy for AHF is loop diuretics, such as furosemide. In AHF patients, fluid removal is important to relieve symptoms and to improve tissue oxygenation. Furosemide facilitates excretion of excess fluid, but aggressive diuresis can lead to renal dysfunction. Worsening renal function in AHF patients is associated with higher mortality and increased risk of hospital readmission. Diuretic therapy has also been shown to precipitate activation of RAS, further exacerbating the vicious cycle of heart failure.

        After diuretics, IV vasodilators, such as nitroglycerin, nitroprusside and nesiritide, are the most common medications used for the treatment of AHF. These vasodilators effectively reduce blood pressure, but each is associated with undesirable side effects and other limitations. Hypotension, or low blood pressure, is the most common serious side effect of vasodilating agents. Nitroglycerin raises RAS and is also often hampered by rapid development of tolerance, such that the medication becomes less effective the longer that it is used. Nitroprusside is associated with possible cyanide toxicity and cannot be used without intensive monitoring, so its use is limited. Nesiritide was launched in 2001 and initially saw rapid adoption, reaching a peak in use of 16.6% of AHF hospital admissions in March 2005. Shortly thereafter, two independent publications reported associations between nesiritide and worsening renal function and an increase in mortality, after which sales of the drug declined significantly. In response, the drug's sponsor conducted a safety study of 7,000 patients, known as ASCEND. This study, while not confirming the safety risk for nesiritide, failed to demonstrate a benefit over background therapy, and subsequent use of the drug has continued to decline. Nesiritide lowers blood pressure, but if the blood pressure is lowered too far, the effect is difficult to reverse. This prolonged hypotension may produce end-organ dysfunction.

        In severe cases, and those characterized by very low cardiac output, physicians sometimes resort to the use of inotropes, which work by increasing cardiac contractility by mobilizing calcium but at the expense of increased oxygen consumption and risk of arrhythmia. These agents can improve symptoms in the short term but have been shown to increase mortality.

        There is an unmet need for better therapeutic approaches to treat AHF that can improve blood circulation through vasodilation, facilitate fluid excretion by the kidneys and enhance cardiac function through a novel mechanism not requiring calcium mobilization. Based on our preclinical studies and our clinical trials, we believe TRV027 has the potential to meet each of these critical criteria, and may prove to be more effective than currently available treatment options, reducing hospital readmission rates, mortality rates and length of hospital stay, while improving symptoms more rapidly and more completely.

Key differentiating attributes of TRV027

        We believe that TRV027 has the following potential advantages over currently available treatment options:

  •
  Efficacy

  •
  Benefits the three key organ systems.    Unlike current therapies, in our preclinical studies and Phase 1b and 2a clinical trials, TRV027 has shown beneficial effects on the blood vessels, heart and kidneys. TRV027 rapidly and reversibly lowered blood pressure and pulmonary capillary wedge pressure, or PCWP, which is a measure of pressure buildup in the lungs. A drop in PCWP is correlated with an improvement in dyspnea. These beneficial effects on blood pressure and PCWP allow the heart to pump more effectively thereby preserving cardiac performance. TRV027 also preserved kidney function, which in the context of lowered blood pressure is an important characteristic of a vasodilator for AHF. In combination, we believe these effects may translate into improvements in symptoms and outcomes such as hospital readmission rates, length of hospital stay and mortality rates if TRV027 successfully completes Phase 3 development and is approved by regulatory authorities.

    •
    Enhances furosemide's effects on PCWP.    Furosemide or other loop diuretics are used as the first-line treatment in approximately 90% of AHF patients in all major pharmaceutical markets. Loop diuretics, like furosemide, facilitate excretion of excess fluid, but also activate RAS, which may compromise their ability to fully resolve symptoms. Renal safety concerns limit dose escalation of furosemide. Approximately 50% of AHF patients remain symptomatic at hospital discharge. We believe that administering TRV027 in combination with furosemide may improve dyspnea directly by decreasing pressure on the heart and in the lungs and indirectly by allowing furosemide to work more effectively without the negative consequences of RAS activation. In a dog model of heart failure, TRV027 showed an additional decrease in PCWP when combined with furosemide compared to furosemide alone. TRV027's additive effect with furosemide is expected to more rapidly resolve dyspnea, reducing the length of hospital stay, and more fully resolve symptoms, reducing readmission.

    •
    Targets RAS, a mechanism that is central to the disease.    None of the therapies currently approved for AHF improve long-term outcomes. RAS blockade has been shown to have morbidity and mortality benefits in chronic heart failure. We believe that TRV027, if approved, could be the first therapy to bring modulation of RAS to the acute hospital setting, allowing the physician to improve blood circulation while protecting the heart and kidneys.

  •
  Drug safety and tolerability

  •
  Favorable drug safety profile.    We believe that TRV027's tolerability profile sets it apart from current therapies. In healthy subjects in our Phase 1 clinical trial, there were no significant adverse effects even at doses 20 times higher than the expected therapeutic dose. In addition, there were no TRV027-related serious adverse events in a Phase 2a trial in medically fragile, severe chronic heart failure patients and no clinically significant adverse events in subjects with heart failure and concomitant renal impairment. Finally, in preclinical toxicology studies, TRV027 had a favorable profile at doses up to 500 times the expected therapeutic dose.

  •
  Self-limiting blood pressure effect.    In our Phase 2a clinical trial, there was a dose-dependent decrease in blood pressure up to doses of 1 µg/kg/min. No further reduction in blood pressure was seen at doses up to 3 µg/kg/min. We believe that this characteristic would offer a safety advantage over current vasodilators, which can cause dangerous hypotension.

  •
  Rapidly reversible effects on blood pressure.    In our clinical trials, TRV027 had a very short half-life and its effects were rapidly reversible. In the acute care setting, this should allow the physician to alter the dose and avoid prolonged hypotension.

  •
  Action specific to target pathophysiology.    In our clinical trials, TRV027 lowered blood pressure only in subjects with elevated measures of RAS activity, the target pathophysiology. This is important for any drug that is used in emergency rooms when the initial diagnosis may be uncertain.

Clinical experience

        We have had an active investigational new drug application, or IND, for TRV027 for AHF with the U.S. Food and Drug Administration, or FDA, since February 2010. Since then, we have completed three clinical trials of TRV027:

  •
  A Phase 2a trial in medically fragile subjects with advanced stable heart failure, low ejection fraction and a clinical indication for right-heart catheterization. Ejection fraction is a measure of the volume of blood pumped by the heart. Right-heart catheterization is a procedure that allows measurement of intracardiac and intravascular pressures on the side of the heart leading to the lungs. This procedure is not commonly used for the treatment of AHF patients, so this trial enabled us to profile the hemodynamic effects of TRV027 in a comparatively stable chronic heart failure population, which could be considered an AHF forerunner population.

  •
  A Phase 1b trial in subjects with moderate heart failure and concomitant renal dysfunction. Selecting a stable population allowed us to directly measure renal plasma flow, or RPF, and glomerular filtration rate, or GFR, two common measures used to evaluate renal safety.

  •
  A Phase 1 clinical trial in healthy subjects to evaluate pharmacokinetics and tolerability prior to moving into chronic stable heart failure subjects.

  Phase 2a hemodynamics trial in advanced stable heart failure subjects

        The primary objectives of this trial were to characterize the safety and tolerability of TRV027 in subjects with advanced stable heart failure and to measure its effects on blood circulation, also known as hemodynamics. Due to the wide dose-range available following the Phase 1 clinical trial, we elected to employ a step-wise dose titration over five hours with the dose increased to a target dose 10-fold higher than the starting dose. This highest dose was continued for nine hours as a steady state infusion, for a total infusion time of 14 hours, to evaluate the stability of TRV027's hemodynamic effects. Reversibility of TRV027's effects was then studied for four hours after the infusion was discontinued. Three dosing regimens were evaluated in 24 subjects: 0.1 µg/kg/min titrated up to 1 µg/kg/min; 0.3 µg/kg/min titrated up to 3 µg/kg/min; and 1 µg/kg/min titrated up to 10 µg/kg/min. In total, 14 different doses were studied across the three different dosing regimens. Nine additional subjects received placebo in a double blind manner. Based on the preclinical and Phase 1 data, we were expecting the hemodynamic effects of TRV027 to depend on elevation of RAS activity. The data were therefore analyzed based on plasma renin activity, or PRA, elevation, with high PRA subjects defined as those with PRA levels greater than 5.82 ng/ml/hr, which is the upper limit of lab normal range. PRA is an enzyme in the RAS cascade and measures RAS activity. Eleven of the 24 treated subjects had high PRA.

        In this trial, TRV027 produced a dose-related decrease in mean arterial pressure, or MAP, in subjects with elevated PRA, as shown in Figure 3, which was sustained during the steady state infusion. This decrease in MAP was reversed during the washout period following the end of the infusion. This reversal of effect was statistically significant compared to both placebo and normal PRA subjects with p-values of less than 0.01 and 0.001, respectively. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning that there is less than a 1-in-20 likelihood that the observed results occurred by chance. The decrease in MAP in the high PRA subjects compared to subjects receiving placebo in the maintenance phase was also statistically significant, with a p-value of less than 0.05.

 Figure 3: Effect of TRV027 on mean arterial pressure in advanced stable heart failure subjects with elevated PRA

        We also observed evidence of pharmacologic effects on PCWP in the subjects with elevated PRA. PCWP dropped in subjects with high PRA during the titration phase and this was sustained during the maintenance phase and reversed during the wash-out phase. The interpretation of the results in the titration and maintenance phases was complicated by a baseline drift in PCWP in the placebo group, however, the increase in PCWP when the TRV027 infusion was stopped was clear and statistically significant in high PRA compared to normal PRA subjects, with a p-value of less than 0.01.

 Figure 4: Reversal of effect of TRV027 on pulmonary capillary wedge pressure in advanced stable heart failure subjects

        We defined a responder as a subject experiencing decreases in both MAP and PCWP during the continuous infusion. Of the high PRA subjects, 73% were responders compared to 38% for normal PRA subjects and 13% for placebo subjects.

        In this trial, there was no apparent change in cardiac index or heart rate observed in subjects with normal or high PRA following administration of TRV027. Cardiac index is a well accepted measurement of how well the heart is functioning as a pump by directly correlating the volume of blood pumped by the heart with an individual's body surface area. This contrasts with the response of heart failure subjects to acute administration of the ARB, losartan, which has been shown to decrease cardiac index in some studies.

        TRV027 was well tolerated in this medically fragile population. Despite the substantial reduction in MAP in TRV027-treated high-PRA subjects, there was no apparent increase in heart rate or in levels of cystatin-C or creatinine, which are biomarkers of renal function. This suggests that the blood pressure reduction was accompanied by preservation of kidney function. This result was consistent with our observations in preclinical studies. One subject in the lowest-dose cohort in this trial experienced hypotension necessitating dose reduction and then discontinuation of the TRV027 infusion. No other TRV027-related clinically significant adverse events were reported. In addition, while subjects receiving placebo and normal PRA subjects treated with TRV027 showed an increase in levels of brain natriuretic peptide, or BNP, which is a marker of cardiac stress, high-PRA subjects treated with TRV027 showed less of an increase in BNP, suggesting that TRV027's hemodynamic effects in high-PRA subjects may be protecting the heart from cardiac stress.

        This trial was conducted in subjects who were taking standard medication for chronic heart failure. The subjects with high PRA tended to have higher BNP levels and a lower ejection fraction, suggesting that they represent a sicker, more relevant population for AHF. We anticipate that most patients with AHF will have high PRA levels and, accordingly, based on our clinical trial results, we believe that many of them will be responsive to TRV027 if it is approved. Based on these data from the Phase 2a clinical trial, we also believe that TRV027 may show positive effects in patients who are currently taking ACE inhibitors, or ACEis, which are a commonly prescribed therapeutic for patients with high blood pressure and heart failure. In our trial, 21 of 24 treated subjects were taking ACEis.

Medications were withheld on the day of dosing, but this is insufficient to wash-out background ACEi levels, which means that TRV027 was effectively studied in combination with background ACEis.

        Approximately 12% of congestive heart failure patients are prescribed ARBs. Subjects taking ARBs were excluded from the Phase 2a trial because TRV027 may need to be administered at a different dose to these patients, due to competition for the same receptor. We expect to study the effects of TRV027 on ARB patients in later stage development.

  Phase 1b renal safety trial in stable chronic heart failure subjects

        The primary objective of this trial was to explore the pharmacokinetics and renal safety of TRV027, co-administered with furosemide, in 17 subjects with a history of heart failure and concomitant renal dysfunction. Two cohorts of six subjects and one cohort of five subjects were enrolled in this two-period crossover trial. All of the subjects had moderate heart failure and concomitant renal dysfunction.

        TRV027 was administered using a standard dosing paradigm, with doses of 1.25 mg/hr, 6.25 mg/hr and 31.25 mg/hr (equivalent to 0.35 µg/kg/min, 1.74 µg/kg/min and 8.68 µg/kg/min, respectively, for a 60 kg person), without weight correction. The plasma concentrations obtained were similar to those obtained when TRV027 was administered on a per-kg basis to subjects with normal kidney function, suggesting that a standard dosing approach with no adjustment for weight or renal impairment is appropriate, which would facilitate use in the emergency room where patients are not routinely weighed.

        TRV027 was well tolerated in these renally impaired subjects. There were no TRV027-related clinically significant or serious adverse events reported. Previously published research has shown that oral furosemide administration produces a reduction in GFR that can be inhibited by blocking the effects of elevated angiotensin II. In our trial, however, there was no effect of the single dose of furosemide on GFR or RPF; therefore, it was not possible to show a renal protective effect of TRV027. The trial did, however, show that TRV027 itself preserved GFR and RPF, before and after furosemide administration. In this trial, co-administration of TRV027 did not impair furosemide's effect on diuresis or urinary sodium excretion.

        Taken together, we believe the Phase 2a and Phase 1b trials in stable chronic heart failure subjects provide evidence for TRV027's beneficial effects on the heart, the blood vessels and kidney function, consistent with the data we had obtained in preclinical studies.

  Phase 1 clinical trial

        The Phase 1 clinical trial was a single center, crossover trial evaluating four-hour infusions of TRV027 in 20 healthy subjects at doses ranging from 0.01 to 20 µg/kg/min. The primary objective of the trial was to evaluate the tolerability and pharmacokinetics of TRV027. TRV027 was well tolerated with no serious adverse events or clinically significant adverse events reported even at doses up to 20 times higher than the expected therapeutic dose. There was a linear increase in exposure with dose and TRV027 was rapidly cleared when the infusion was stopped, suggesting that it will potentially be easy to reverse any unexpected hypotensive effects. There was no urinary excretion of TRV027 so we do not expect any dose adjustments to be required for renal insufficiency. We believe this characteristic may make TRV027 easy to use in the emergency room. We also employed a brief sodium restriction paradigm to attempt to physiologically activate RAS and thereby elicit the pharmacodynamic effects of TRV027. Based on this compressed sodium restriction paradigm, four of the 20 subjects experienced a measurable elevation in RAS, with elevated RAS defined as PRA greater than or equal to 3 ng/hr/mL. Modest decreases in MAP were evident in three of the four subjects with elevated RAS. No change in MAP was seen in subjects with normal PRA. These results are consistent with our belief that TRV027 reduces load on the heart but only in patients with elevated RAS, the target pathophysiology.

Preclinical studies

        In a paced dog animal model of heart failure, TRV027 decreased MAP and PCWP. TRV027 also increased renal blood flow and moderately increased cardiac output. TRV027 was also studied in combination with furosemide in another paced dog model study and showed additive effects on reducing PCWP, which would be consistent with beneficial effects on dyspnea in the clinic. In addition, combining the data in normal dogs, paced dogs and paced dogs treated with furosemide, we observed meaningful blood pressure decreases only in animals with elevated RAS, which is consistent with the data seen in the clinical trials and we believe provides further evidence supporting the premise that TRV027 only works in patients with the target pathophysiology. Furthermore, the dose response observed in paced dogs was consistent with that observed in subjects in the Phase 2a trial.

        To examine the direct effects of TRV027 on cardiac contractility, we studied the hemodynamic effects of TRV027 compared to the unbiased ARB telmisartan in normal rats using a micromanometer conductance catheter. TRV027 treatment increased cardiac contractility independent of its effects on blood pressure, as measured by end systolic pressure volume relationship, or ESPVR, a common measure of cardiac output independent of blood pressure, and it also decreased MAP. This compared to telmisartan, which similarly decreased MAP but also decreased ESPVR (see Figure 5). Telmisartan is an unbiased ARB that inhibits both the G protein and b-arrestin AT1R pathways. In addition, in in vitro studies, TRV027 stimulated cardiomyocyte contractility through a b-arrestin dependent mechanism and selectively activated a subset of downstream signaling pathways seen with the full agonist, angiotensin II.

Figure 5: Effect of TRV027 on MAP and cardiac contractility in normal rats

        The mechanism by which TRV027 increased cardiac contractility in in vivo studies does not appear to involve calcium mobilization seen in currently marketed inotropes. Calcium mobilization is linked to pro-arrhythmic effects. In a study we conducted in rats, a b-arrestin biased AT1R ligand closely related to TRV027 increased contractility through a myofilament calcium sensitization mechanism, a novel mechanism of cardiac contractility that does not involve calcium mobilization. In in vivo studies, this related ligand prevented hypertrophy and prevented cardiac apoptosis, suggesting a potential cardioprotective effect. Furthermore, cardiac stress in mice induces AT1R, b-arrestin-dependent cardioprotective signaling, suggesting that AT1R b-arrestin biased ligands could be potentially cardioprotective.

Development strategy

        We are enrolling a Phase 2b trial to evaluate the safety and efficacy of TRV027 in AHF. This is a randomized double-blind, placebo controlled trial comparing TRV027 plus standard of care to standard of care alone. The primary objective of this trial is to evaluate the effects of three doses of TRV027, 1.0 mg/hr, 5.0 mg/hr and 25 mg/hr, on a composite of clinically important outcomes. These outcomes are mortality, worsening heart failure, hospital readmission rate, dyspnea and length of hospital stay. Our trial design contemplates that at least 500 patients will be enrolled and randomized. We are targeting early administration of TRV027, ideally within six hours of arrival at the hospital. TRV027 will then continue to be administered for a minimum of 48 hours and up to 96 hours. We believe administration of TRV027 soon after hospital admission will improve in-hospital mortality rates and shorten length of hospital stay. We are enrolling patients with both low ejection fraction and preserved ejection fraction since RAS elevation is a key component of both conditions. We plan to conduct an interim analysis after 300 patients have been enrolled and, depending on the outcome of that analysis, enrollment into one or more of the active dose groups may be discontinued. We expect data from this trial to be available by the end of the fourth quarter of 2015.

        We believe that an endpoint measuring dyspnea in Phase 3 trials could form the basis for FDA approval of TRV027. However, we believe the FDA may be open to other well-defined benefit parameters, such as a hospitalization benefit or a patient and caregiver quality of life benefit. The composite endpoint tested in Phase 2b will facilitate our evaluation of potential alternative proposals to be discussed with the FDA at an end-of-Phase 2 meeting.

        In May 2013, we entered into an option agreement and a license agreement with Forest, under which we granted to Forest an exclusive option to license TRV027. If Forest exercises this option, the license agreement between us and Forest will become effective, and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Forest will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Forest's expense. Forest may exercise its option at any time before we deliver our Phase 2b clinical trial results to Forest and during a specified period of time thereafter. If Forest exercises the option, we could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. We could also receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

        If Forest elects to exercise its option, the term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

TRV130

        TRV130 is a small molecule G protein biased ligand at the µ-opioid receptor, which we are developing as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. TRV130 activates the µ-opioid G protein pathway, associated with analgesia, and inhibits the b-arrestin pathway, which, in preclinical studies, was associated with constipation and respiratory depression. We believe that the management of acute postoperative pain represents the largest opportunity for a µ-opioid therapy. Accordingly, the focus of our clinical trials will involve surgical patients. We believe avoiding the side effects typically associated with the activation of the µ-opioid receptor will position TRV130, if approved, to more effectively treat moderate to severe acute pain than currently available µ -opioid therapies and expedite postoperative recovery.

Disease

        According to IMS Health, there were approximately 30 million reimbursement claims made for IV opioids by hospitals in the United States in 2010, of which 14 million were inpatient claims and 16 million were outpatient claims. We anticipate that the initial market opportunity for TRV130 will be in this acute care, hospital setting, with a focus on postoperative pain. The IMS Health reimbursement data also show that 75% of inpatient and 50% of outpatient claims for IV opioids were surgery-related in 2010.

        In terms of the total potential market opportunity, the World Health Organization estimates that over 230 million major surgical procedures are performed each year worldwide. The NHDS recorded over 30 million hospital inpatient surgical procedures in the United States in 2010. A similar number of hospital inpatient surgeries were performed in France, Germany, the United Kingdom, Italy and Spain, collectively. Data from the U.S. Centers for Disease Control and Prevention in 2006 estimated an additional 20 million outpatient surgical procedures in U.S. hospitals and an additional 14 million procedures in ambulatory surgical centers. Accordingly, we believe that there is a large potential commercial opportunity for TRV130, if approved.

        Despite the development and adoption of guidelines for the management of postoperative pain and the extensive use of current treatments, significant unmet need remains. In a survey of 250 surgical patients in the United States, over 70% of the patients undergoing in-hospital procedures reported pain in the postoperative period before hospital discharge, of which almost 50% experienced severe or extreme pain. The dosing of the most effective class of analgesics currently available, μ-opioid agonists, is limited by severe side effects such as respiratory depression, nausea and vomiting, constipation, and postoperative ileus.

Treatment options for moderate to severe, acute postoperative pain

        The typical treatment paradigm in developed markets for management of moderate to severe, acute postoperative pain is to initiate injectable or IV medication in the preoperative or immediate postoperative period to provide rapid and effective pain relief. As soon as it is safe and practical, a transition is typically made to oral pain medication, allowing patients to take medication home with them.

        Opioid analgesics like morphine, fentanyl and hydromorphone are mainstays of pain treatment in the immediate postoperative period. Non-opioid analgesics are also often added for supplemental analgesia, and to keep opioid doses low to mitigate opioid-related adverse effects. A recent survey we conducted in a sample of 72 U.S. surgeons and anesthesiologists suggests that the most important attribute driving physicians' choice of an IV opioid is analgesic efficacy. In the same survey, respondents stated that injectable non-opioid analgesics are currently used to supplement IV opioids for post-surgical pain management in about 60% of hospital inpatient cases. These drugs, such as IV non-steroidal anti-inflammatory drugs, or NSAIDs, IV acetaminophen or local anesthetics such as bupivacaine, have their own potential side effects in the cardiovascular and GI systems as well as the liver. We estimate that recently introduced branded versions of these drugs can add $42 to $285 per patient per day to the cost of managing patients with moderate to severe postoperative pain in the

United States. Anti-emetics, laxatives and peripherally restricted opioid antagonists are also employed to combat opioid-induced GI side effects in postoperative patients.

        Morphine, fentanyl and hydromorphone are all associated with reduced respiratory rate and reduced tidal volume, which is the amount of air inhaled or exhaled in a single breath. Although serious complications or deaths from opioid-induced respiratory depression are rare, fear of respiratory depression represents a major barrier to the effective use of opioids in the management of postoperative pain because physicians are cautious about increasing dose. We estimate that about 80 thousand cases of opioid-induced respiratory depression occur each year in hospitalized patients in the United States. Risk is higher in some patient groups, such as the obese, patients with chronic obstructive pulmonary disease and patients who suffer sleep apnea. In our survey of U.S. surgeons and anesthesiologists, respiratory failure was cited as the most important opioid analgesic side effect they would like to see addressed.

        In several published surveys, patients faced with surgery list the avoidance of postoperative nausea and vomiting, or PONV, as a leading concern. PONV occurs in approximately one third of surgical patients following treatment with IV opioids. We believe that there are over 5 million cases of opioid-induced PONV annually in U.S. hospitals for inpatients alone. We estimate that PONV results in $1.3 billion annually in additional costs for hospital inpatient management of postoperative pain in the United States. The major cost driver is increased length of hospital stay. We further estimate approximately $1.0 billion in cost for PONV in the outpatient setting.

        The constipating effects of opioid drugs are also problematic and costly for surgical patients, who are typically not considered ready for discharge until they have had a meal or a bowel movement. Postoperative ileus, or POI, is a condition in which the bowel enters spasm and stops passing food and waste, which most commonly occurs after surgery involving interruption of movement of the intestines. POI is exacerbated by anesthetics and opioid analgesics, and occurs in at least 10% of patients following invasive abdominal procedures. We believe that opioid-induced constipation adds more than $2 billion to the cost of hospital inpatient post-surgical recovery in the United States annually and that POI adds another $1.5 billion.

Key differentiating attributes of TRV130

        We believe that TRV130 has the following potential advantages over existing opioid treatments for postoperative pain:

  •
  Efficacy

  •
  Improved analgesia.    In a Phase 1b trial in healthy subjects using an evoked-pain model, TRV130 showed superior analgesia compared to a high dose of morphine and produced less respiratory depression, less nausea and less vomiting compared to morphine. If TRV130 continues in clinical testing to demonstrate an improved therapeutic profile with respect to key safety and tolerability concerns, we believe that TRV130, if approved, may have an improved profile compared to unbiased µ-opioid agonists, which are the current standard of care in terms of efficacy, safety and tolerability.

  •
  Less time to peak effect.    In preclinical studies, TRV130 delivered maximal efficacy at only five minutes after dosing, compared to morphine, which takes about 30 minutes to reach its maximum effect. In our Phase 1 trial, we also observed full pharmacodynamic response in the form of pupil constriction in humans at 10 minutes after dosing. Pupil constriction is a well-established surrogate for the analgesic efficacy of opioid drugs. We also observed full analgesic effect in the Phase 1b evoked-pain model at the first practical data collection point of 10 minutes after dosing. If our clinical trials continue to bear out this rapid time to peak effect, we believe TRV130, if approved, could provide benefit in the peri-operative pain market where fentanyl is commonly used today, thus allowing TRV130 to broaden its market potential.

    •
    Targets an established mechanism for the management of moderate to severe acute pain but in a novel way (ligand bias).    TRV130 is a G protein biased ligand at the µ-opioid receptor and has shown equivalent or superior analgesic efficacy to morphine in multiple preclinical pain models and in an evoked-pain model in our clinical testing. Unbiased µ-opioid analgesics like morphine, fentanyl and hydromorphone are the mainstays of therapy in the postoperative period due to their strong analgesic efficacy. Different mechanisms of action are under evaluation by other companies for the management of postoperative pain, such as peripherally restricted modulation of the k-opioid receptor, but we are not aware that any of these mechanisms has yet approached the level of analgesia achievable through a µ-opioid-targeted analgesic.

  •
  Drug safety and tolerability

  •
  Reduced respiratory depression risk.    In a Phase 1b trial in healthy subjects using an evoked-pain model, TRV130 showed less respiratory depression compared to a high dose of morphine at doses delivering superior analgesia. In a preclinical proof of concept study, TRV130 showed less respiratory depression at equivalent analgesic doses compared to morphine. If we can continue to demonstrate this safety advantage in clinical trials and TRV130 is ultimately approved, we believe it may be used as a first-line treatment of postoperative pain, particularly in patients with increased risk of respiratory depression.

  •
  Reduced PONV.    In our Phase 1b trial in healthy subjects using an evoked-pain model, subjects treated with TRV130 showed less nausea and vomiting at a dose eliciting greater analgesia compared to a high dose of morphine. This was consistent with our Phase 1 data in which TRV130 showed no nausea or vomiting at doses eliciting equivalent or greater pupil constriction compared to high doses of morphine or fentanyl that would be expected to result in a 20% to 30% incidence of nausea and vomiting. A reduction in PONV, if supported by future clinical trials, would be a meaningful advantage for physicians, patients and payors.

  •
  Reduced POI and constipation.    If we are able to demonstrate its safety and efficacy in clinical trials, in the absence of negative GI effects, we believe TRV130, if approved, would be an attractive treatment option for patients. In preclinical studies, TRV130 caused significantly less constipation compared to morphine at doses delivering equivalent analgesia. If these potential benefits translate to the clinical setting, and TRV130 is approved, we believe that TRV130 could offer the possibility of meaningful cost savings to the hospital.

Clinical experience

        We have had an active IND for TRV130 for moderate to severe acute pain with the FDA since January 2012. Since then, we have completed four clinical trials of TRV130 in 121 healthy subjects.

  •
  A Phase 1b proof of concept exploratory trial in healthy subjects using an evoked-pain model to evaluate analgesic efficacy of TRV130 compared to a high dose of morphine. We also evaluated nausea and vomiting using a visual analogue scale and respiratory depression using an established experimental model as compared to a high dose of morphine.

  •
  A three part, Phase 1 trial in healthy subjects to evaluate the pharmacokinetics and tolerability of TRV130. Part A evaluated TRV130 administered as a continuous one hour infusion, Part B replicated Part A but in individuals who are genetically predisposed to be poor metabolizers of TRV130, and Part C evaluated TRV130 administered as an intravenous injection over infusion times ranging from 1 to 30 minutes. In all three parts, we generated pharmacodynamic data by measuring pupil diameter.

  •
  A Phase 1 IV bolus trial in healthy subjects to expand the dataset generated in Part C of the prior trial with respect to TRV130's pharmacokinetics and tolerability administered as an IV bolus. This trial also evaluated pupil constriction.

  •
  A Phase 1 drug-drug interaction study to evaluate the safety and tolerability of TRV130 when administered with an inhibitor of one of the primary pathways of TRV130 metabolism.

  Phase 1b proof of concept exploratory trial in healthy subjects using an evoked-pain model

        The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of TRV130 as compared to a 10 mg dose of morphine, which is a high dose of morphine. We employed a double-blind, five-period crossover design with 30 healthy male subjects each randomized to receive a 2-minute infusion of three dose levels of TRV130 (1.5 mg, 3.0 mg and 4.5 mg), 10 mg morphine, and placebo in random order. We used an evoked-pain model, the cold pain test, to evaluate the analgesic effects of TRV130. The cold pain test is an established model to evaluate opioid effectiveness. We measured time to hand removal, or latency, from a temperature-controlled cold water bath. We used visual analog scale measurements of nausea and measured respiratory depression through ventilatory response to hypercapnia, another well-known experimental model.

        At both the 3.0 mg and 4.5 mg doses, TRV130 showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p-value of less than 0.05 at the 10 and 30 minute time points after dosing. The durability of the analgesic effect was similar to morphine as shown in Figure 6. In addition, the time to peak effect was more rapid than morphine and there were a higher number of responders at the 3.0 mg and 4.5 mg dose levels compared to morphine as shown in Figure 7. A responder was defined as a subject who experienced a doubling of latency as compared to pre-dose baseline.

        Overall, TRV130 was well tolerated. Subjects receiving TRV130 showed less nausea and less vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. TRV130 also showed less respiratory depression compared to morphine, measured as minute volume, or MV, area under the curve over 4 hours as shown in Figure 8. MV is a product of respiratory rate and tidal volume, or the amount of air exhaled in a single breath, and thereby captures the body's ability to expel carbon dioxide. The reduction in respiratory depression was statistically significant as compared to a 10 mg morphine dose with a p-value of less than 0.05 at all TRV130 doses. The 3.0 mg dose of TRV130 therefore demonstrated superior efficacy, less nausea, less vomiting and less respiratory depression in this trial as compared to 10 mg morphine, suggesting that TRV130, if approved, may be a better analgesic and have improved safety and tolerability as compared to existing unbiased µ-opioid agonists.

 Figure 6: Analgesic effect of TRV130 as compared to
morphine in an evoked-pain model

Figure 7: Higher proportion of responders to TRV130 as
compared to morphine in an evoked-pain model

 Figure 8: Less respiratory depression with TRV130 as compared to morphine

  Three-part phase 1 trial in healthy subjects

        The primary objectives of this trial were to evaluate the pharmacokinetics and tolerability of TRV130. We also obtained pharmacodynamic data by measuring pupil constriction. At historically efficacious doses, morphine and fentanyl cause approximately 1 to 2 mm of pupil constriction.

        Based on the pharmacokinetics data from these trials, we expect TRV130, if approved, could be administered by IV bolus, or continuous infusion, including by way of patient-controlled analgesic device, making it potentially convenient and easy to use for postoperative pain. Specific pharmacokinetic data obtained from these trials is highlighted below:

  •
  TRV130 showed a dose-dependent increase in exposure.

  •
  TRV130 is predominantly metabolized by two liver enzymes CYP2D6 and CYP3A4. Approximately 2% to 21% of the population has low levels of CYP2D6 activity. In Part B of the trial, we evaluated TRV130 in a group of these poor metabolizers in order to understand whether dose adjustments will be required in this group. The maximum TRV130 plasma concentration in this group was in the upper range of that observed in non-poor metabolizers, suggesting that the poor metabolizers should exhibit similar tolerability to non-poor metabolizers. There was a reduction in clearance by approximately 50% in the poor metabolizers suggesting that a lower frequency of dosing may be required to offer effective pain relief.

  •
  Reducing infusion time when administering TRV130 as a bolus in Part C of the trial did not significantly alter the exposure, suggesting that TRV130 could be administered as an intermittent bolus infusion without compromising drug exposure.

        Overall, TRV130 was well tolerated. In Part A of the Phase 1 trial, when TRV130 was administered as a one-hour infusion, there was no nausea or vomiting reported at doses up to 4 mg/hr that produced a reduction in pupil diameter. When the dose was increased to 7 mg/hr, four subjects receiving TRV130 experienced nausea and four experienced vomiting, thus establishing the non-tolerated dose.

        TRV130 administered over one hour produced robust pupil constriction at doses starting at 1.2 mg/hr. Mean pupil diameter decreased as much as 3.5 mm at a 7 mg/hr dose. At the well-tolerated 4mg/hr dose, TRV130 produced a mean reduction in pupil diameter of approximately 2.5 mm, higher than that reported for highly effective doses of morphine or fentanyl in previously published work. At these effective doses of both morphine and fentanyl, approximately 25% of people experience nausea and vomiting. In contrast, there was no nausea or vomiting in the subjects dosed with 4mg/hr of TRV130. These data suggest that the 4 mg/hr dose may be at least as effective as morphine and fentanyl without the associated opioid-induced PONV.

        In Part A of this Phase 1 trial in healthy subjects, one subject who received 0.25 mg/hr TRV130 experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped, which were classified as serious adverse events. He recovered without medical intervention and experienced no known adverse consequences from this event. Certain potential triggers of vasovagal syncope were removed from the trial protocol, and dose escalation proceeded up to 7 mg/hr (28-fold higher than the 0.25 mg/hr dose at which the syncope occurred). No additional vasovagal syncope events were reported in the study.

        In Part C of the trial, TRV130 was administered to six subjects with each subject receiving on successive days a 1.5 mg dose with an infusion time of 30 minutes, 15 minutes, five minutes and one minute. TRV130 was well tolerated with pupil constriction of approximately 1 mm. We used these data to design a further intravenous bolus trial as described below to evaluate higher bolus doses.

Phase 1 IV bolus trial

        In a follow-up trial with bolus doses of 2.0, 3.0 or 3.5 mg administered over two minutes, TRV130 was well tolerated up to 3.5 mg (the highest dose in the trial). One subject experienced mild nausea when 3.5 mg TRV130 was given. No nausea was reported at the lower doses. When 3.5 mg of TRV130 was administered, pupil diameter decreased by approximately 2 mm from baseline, in line with high-dose morphine or fentanyl.

Phase 1 drug-drug interaction study

        To further explore TRV130's metabolic profile in the clinic, a single dose of TRV130 was administered to healthy subjects in conjunction with ketoconazole, a CYP3A4 inhibitor. TRV130 was safe and generally well-tolerated in the presence of ketoconazole and there was no clinically meaningful change in TRV130 exposure.

Preclinical studies

        Morphine, hydromorphone and fentanyl all work by binding and activating the µ-opioid receptor. All three of these drugs activate both the G protein as well as b-arrestin pathways, and all three drugs offer significant analgesia but with significant risk of respiratory depression and constipation. To determine if the efficacy seen with morphine could be separated from the respiratory and GI effects of the drug, b-arrestin knock-out mice were treated with morphine, and the analgesic, respiratory and GI effects were measured. In the b-arrestin knock-out mice, morphine showed superior analgesia and, at the same time, less respiratory depression and constipation compared to morphine administered to wild-type mice. We believe this result supports our hypothesis that a G protein biased ligand at the µ-opioid receptor could deliver better analgesic efficacy with fewer side effects. We believe the potential for superior analgesia in the absence of b-arrestin as shown in the knockout mice is supported by in vitro data that one of the functions of b-arrestin is to turn off G protein signaling, which mediates the analgesic effect.

        In preclinical models, TRV130's G protein biased signaling profile showed analgesic efficacy comparable to morphine but reached peak effect more quickly than morphine. Time to peak effect occurred within five minutes for TRV130 compared to 30 minutes for morphine. TRV130 had a significantly improved therapeutic index, compared to morphine, of analgesia to respiratory depression, measured as blood carbon dioxide, or pCO2, and analgesia to constipation, measured using two GI motility assays.

Development strategy

        We believe that the early clinical and preclinical data generated suggest that TRV130 may have superior analgesia with fewer safety and tolerability disadvantages compared to existing opioid analgesics. If confirmed in further trials, we believe that this profile will justify TRV130, if approved, as a preferred opioid analgesic for the intravenous treatment of moderate to severe acute pain.

        Following the recently completed Phase 1b clinical trial using an evoked-pain model, we are conducting an additional Phase 1 trial in healthy subjects to add to our clinical understanding of TRV130's pharmacokinetics, pharmacodynamics and safety and tolerability in support of a Phase 2 trial. This trial is a multiple ascending dose trial to evaluate the safety and tolerability of multiple doses of TRV130 and to characterize the multiple dose pharmacokinetics.

        We expect to initiate a Phase 2 program of TRV130 in the first half of 2014 with the goal of demonstrating analgesic efficacy and confirming TRV130's safety and tolerability profile compared to existing opioid pain medications. We expect that our Phase 2a/b trial will be completed by the end of the first quarter of 2015 and that additional clinical work to support the potential for an improved therapeutic profile compared to an unbiased µ-opioid analgesic will be completed by the end of 2015. In addition, we plan to complete other clinical trials that would support Phase 3 trials.

        We plan to initially target TRV130 for the treatment of moderate to severe, acute postoperative pain where IV administration is preferred. If our trials for this indication are successful, we believe there will be opportunities to expand the target indications in subsequent trials. Other potential patient populations for the eventual use of TRV130 include perioperative use, non-surgical hospitalized patients such as burn victims, end-of-life palliative care for terminally ill patients, emergency service trauma care and military applications. We may also explore other dosage forms, such as oral or transdermal administration, in additional separate trials.

        We plan to develop and commercialize TRV130 for IV administration ourselves, if approved. We intend to build acute care commercial capabilities, initially in the United States, and to retain full U.S. rights. We may seek collaborators for commercializing TRV130 outside the United States after the availability of Phase 2 data to offset risk and preserve capital.

TRV734

        TRV734 is a small molecule G protein biased ligand at the µ-opioid receptor, which we are developing as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. Like TRV130, TRV734 takes advantage of a well-established mechanism of pain relief by targeting the µ-opioid receptor, but does so with enhanced selectivity for the signaling pathway that, based on preclinical studies and our TRV130 clinical trials, we believe is linked to analgesia as opposed to the b-arrestin signaling pathway associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. We have filed patent applications covering TRV734 and methods of using TRV734.

        Data from IMS Health show that opioid drug sales across the United States, Europe and Japan were almost $11 billion in 2012. However, these drugs are limited in their safety and tolerability by constipation, nausea and vomiting, and respiratory depression. The constipating effects in particular are common with chronic opioid use and can be dose-limiting, resulting in inadequate pain control. Numerous approaches have been attempted to mitigate constipation. Laxatives, peripherally restricted opioid antagonists, such as methylnaltrexone and alvimopan, and multimodal analgesia, such as the opioid/SNRI tapentadol, are only partially effective and can raise problematic new side effects in an attempt to mitigate the adverse effects of opioid analgesics. Based on the very large market and substantial limitations confronting current analgesics, we believe a new opioid with a more precisely targeted mechanism of action could provide a significant product opportunity in the acute and chronic pain markets.

Preclinical data

        TRV734 has a similar profile to TRV130 in vitro and in vivo. It is highly selective for the µ-opioid receptor, where, like the most powerful opioid analgesics, it is a strong agonist of G protein coupling. TRV734 is distinct from those analgesics in its very weak recruitment of b-arrestins to the µ-opioid receptor. In our preclinical studies, TRV734 showed analgesic effects in preclinical pain models similar to oxycodone and morphine. In the same studies, TRV734 caused less constipation compared to equivalently analgesic doses of oxycodone and morphine. Based on these data, we believe that TRV734 may have improved gastrointestinal tolerability in humans at analgesic doses that offer comparable analgesic effectiveness to current opioid therapies.

        TRV734 is active after oral administration in mice and rats, and has high oral bioavailability and is well tolerated in non-human primates. We have an active IND for this compound.

Development strategy

        We have initiated Phase 1 trials of TRV734 that will include assessments of safety, tolerability and pharmacokinetics. These trials will also include measures of pupil constriction. The pupil data for TRV130 were predictive of the level of analgesic efficacy that is achieved and time to peak effect, so we expect that these data for TRV734 may provide an early estimate of the analgesic dose range. We expect to complete the first Phase 1 trial by the end of the third quarter of 2014.

        We intend to seek a collaborator with experience in developing and commercializing controlled-substance therapeutics in chronic care pain markets thereby leveraging their expertise while still retaining rights to commercialize TRV734 in hospital and specialist markets in the United States.

d-opioid Receptor Program

        We are pursuing a research program to identify an orally bioavailable, small molecule G protein biased ligand of the d-opioid receptor for the treatment of CNS disorders, of which we intend to initially focus on Parkinson's disease, pain or depression.

        Parkinson's disease is a progressive chronic neurodegenerative illness affecting seven to 10 million people worldwide, according to The Parkinson's Foundation. According to Datamonitor Healthcare, a healthcare information firm, the 2010 sales of drugs to treat Parkinson's disease were $2.25 billion in the seven major pharmaceutical markets, which are the United States, Germany, France, the United

Kingdom, Italy, Spain and Japan. Symptoms of the disease include loss of motor control, speech disorders and mental decline. Levodopa is commonly prescribed to treat Parkinson's disease. While patients typically experience satisfactory response to the drug for a limited time, chronic use of levodopa can result in dyskinesia, a disorder involving the lack of control over voluntary and involuntary movements. We are not aware of any currently available neuroprotective or neuroregenerative treatments for Parkinson's disease.

        d-opioid ligands have the potential to treat neuropathic, mechanical and inflammatory pain. Neuropathic pain is particularly interesting because this population is underserved using the currently approved therapeutics for this indication. Neuropathic pain is a type of chronic pain caused by injury to the nervous system. It can often be the consequence of another illness, such as diabetes, herpes zoster infection, HIV or cancer. Datamonitor Healthcare estimates that neuropathic pain-specific drug sales in 2010 were $2.4 billion in the seven major pharmaceutical markets. We believe that the market for neuropathic pain treatment was approximately $1.8 billion in the United States in 2010.

        The World Health Organization estimates that depression affects more than 350 million people worldwide. Selective serotonin re-uptake inhibitors, or SSRIs, are considered the safest available therapies for depression, although they are only effective in 50% of patients, take about two to four weeks to alleviate symptoms, cause significant sexual side effects and weight gain and can be sedative. According to IMS Health data, the antidepressant market was approximately $20.4 billion worldwide in 2011, with approximately $11.0 billion of those sales in the United States.

Preclinical data

        Preclinical data support targeting the d-opioid receptor for the treatment of CNS disorders, such as Parkinson's disease, pain and depression. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. By contrast, we have identified potent d-opioid receptor ligands that display strong efficacy in animal models of depression, Parkinson's disease and pain without seizure liability through selectively activating G protein coupling without engaging b-arrestin. These in vivo data are further supported by data for d-agonists in b-arrestin knockout mice suggesting that b-arrestin plays a role in seizures. We are currently conducting lead-optimization and we expect to select a d-opioid product candidate for further development in 2014.

Development strategy

        We expect to complete IND-enabling preclinical studies of a product candidate targeting the d-opioid receptor for the treatment of CNS disorders in 2015. Phase 1 clinical trials will determine the human pharmacokinetics and the initial safety and tolerability of the compound. Due to the known on-target seizure liability of d-opioid agonists, electroencephalogram studies will be performed to specifically assess this liability in humans. The combination of preclinical and Phase 1 data and market considerations will dictate the lead indication for Phase 2 development.

        We intend to maintain flexibility on whether to develop and commercialize this product candidate in collaboration with a pharmaceutical company licensee depending on the clinical indications we ultimately decide to pursue, but we intend to retain meaningful commercial rights in any event.

Our Option and License Agreements with Forest

        In May 2013, we entered into an option agreement and a license agreement with Forest, under which we granted to Forest an exclusive option to license TRV027, which may be exercised at any time before we deliver our Phase 2b clinical trial results to Forest and during a specified period of time thereafter. If Forest exercises its option, the license agreement between us and Forest will become effective and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Forest will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Forest's expense.

        Under the option agreement, we will conduct, at our expense, a Phase 2b trial of TRV027 in AHF. The Phase 2b trial will be conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Forest, with operational authority during the option period retained by us, subject to Forest's right to assume control in certain circumstances if we fail to conduct the development activities adequately.

        During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or with respect to TRV027, Forest has the right to renegotiate the terms of the license agreement. If Forest exercises such right, its option will expire and we will be obligated to negotiate in good faith with Forest for a period of time the terms of any new arrangement. If we and Forest are unable to agree on the terms of any new arrangement during such period of time, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed by either us or Forest during our negotiations.

        If Forest does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that event, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization ourselves.

        If Forest exercises the option, Forest will have the sole and exclusive right under the license agreement, at its sole cost and expense, to develop and commercialize TRV027 and specified related compounds throughout the world. At our request, Forest will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Under the license agreement, we may not, and may not license others to, develop or commercialize certain products that compete with the licensed products.

        We received no consideration for the grant of the option to license TRV027. If Forest exercises the option, we could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. We could also receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to certain deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

        If Forest exercises the option and the license agreement becomes effective, both we and Forest would have the right to terminate the license agreement in the event of an uncured material breach or insolvency of the other party. In addition, Forest would be permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Forest would terminate, and Forest would grant us an exclusive royalty bearing license under specified patents and know-how to develop and commercialize licensed products it returns to us. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

        If Forest elects to exercise its option, the term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

Intellectual Property

        We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, patent applications have been filed covering compositions of matter for and methods of using TRV027, TRV130 and TRV734. U.S. and New Zealand patents directed to TRV027 have issued and are expected to expire no earlier than 2031 and 2029, respectively. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

        Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, and continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of modulating G protein coupled receptors with biased ligands.

        One or more third parties may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

        We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional biased modulators of G protein coupled receptors. We anticipate seeking patent protection in the United States and internationally for compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

        The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent's scope can be modified after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

        Because many patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be able to obtain patent protection for the inventions disclosed and/or claimed in our pending patent applications.

Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or a foreign patent office to determine priority of invention or in post-grant challenge proceedings, such as oppositions, inter-partes review, post grant review or a derivation proceeding, that challenge our entitlement to an invention or the patentability of one or more claims in our patent applications or issued patents. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

        Outside of the United States, we have pending patent applications in Australia, Canada, China, the European Patent Office, Hong Kong, India, and Japan that are directed to TRV027. The patents from these applications, if issued, are predicted to expire in 2029, subject to any disclaimers or extensions. In addition, we have patent applications pending in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, and New Zealand that are directed to TRV130 and TRV734. The patents from the applications directed to TRV130 and TRV734, if issued, are predicted to expire in 2032, subject to any disclaimers or extensions.

        The patent portfolios for our most advanced programs are summarized below.

TRV027

        Our TRV027 patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, U.S. Patent No. 8,486,885, which claims, among other things, TRV027 and compositions comprising TRV027, and one issued patent in New Zealand. U.S. Patent No. 8,486,885 is expected to expire no earlier than 2031, subject to any disclaimers or extensions available under the Hatch-Waxman Act. The TRV027 patent portfolio also includes two pending U.S. patent applications, which claim a genus of compounds that would cover TRV027 and methods of using TRV027. If the two pending U.S. patent applications were to issue, they would be expected to expire no earlier than 2029, subject to any disclaimers or extensions. Related patent applications have been filed in several other countries and are pending. Any patents resulting from these patent applications, if issued, are also expected to expire no earlier than 2029, subject to any disclaimers or extensions. The TRV027 patent portfolio is subject to an option by Forest for an exclusive license.

TRV130

        Our TRV130 patent portfolio, which is wholly owned by us, includes two pending U.S. patent applications claiming TRV130, other compounds and/or methods of making or using the same. If issued, the pending U.S. applications are predicted to expire no earlier than 2032, subject to any disclaimers or extensions. A related PCT application was filed and national patent applications have been filed in a number of other countries. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV734

        Our TRV734 patent portfolio, which is wholly owned by us, includes two pending U.S. patent applications claiming TRV734, other compounds and/or methods of making or using the same. If issued, the pending U.S. applications are predicted to expire no earlier than 2032, subject to any disclaimers or extensions. A related PCT application was filed and national patent applications have been filed in a number of other countries. Any patents resulting from these national patent applications, if issued, are predicted to expire no earlier than 2032, subject to any disclaimers or extensions.

Other

        In addition, we have patent portfolios that are directed to a number of different compounds other than TRV027, TRV130 and TRV734. We have patent applications directed to compounds that modulate various opioid receptors, including the d-opioid receptor, and other GPCRs. We also have an additional application directed to peptides and peptide mimetics targeting the AT1R, besides TRV027, that are b-arrestin effectors. We expect to maintain some of these applications in the United States and file in foreign countries. With the exception of two patent applications, all of the patent applications that we have filed are wholly owned by us and include 33 U.S. provisional patent applications, U.S. non-provisional patent applications, foreign applications and PCT applications, covering compositions and methods of making and using compounds that target G protein coupled receptors. One of the patent applications that we have filed is co-owned by Albany Molecular Research, Inc., but we have rights to exclusive ownership to any patents that issue to the compounds and methods of using the compounds disclosed therein. Another application is co-owned by Ligand Pharmaceuticals Incorporated, or LPI. We have an exclusive worldwide, paid up, royalty-free license to any compound or method of use in the field of pharmaceuticals disclosed in the LPI co-owned application. These applications are eligible for worldwide filing and may be used to establish non-provisional applications that, if issued, are predicted to expire between 2032 and 2034.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a PCT application or a non-provisional patent application, subject to any disclaimers or extensions. The term of a patent in the United States can be adjusted and extended due to the failure of the United States Patent and Trademark Office following certain statutory and regulation deadlines for issuing a patent.

        In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Although, we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

        We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

Manufacturing

        We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. At this time, none of our contract manufacturing agreements limit where, or with whom we can contract for commercial manufacture or distribution. It is our intention that by the time of any regulatory approvals for commercialization, we will have negotiated long-term commitments with at least one primary and one secondary supplier for each manufacturing and distribution function.

Commercialization

        We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in preclinical or early clinical development. If Forest exercises its option to license TRV027, Forest will have the exclusive rights to commercialize TRV027 and will be responsible for all commercialization activities at Forest's expense. At our request, Forest will consider in good faith whether to grant us the right to co-promote TRV027 in the United States under terms to be agreed upon by the parties, but it has no obligation to provide co-promotion rights to us. If Forest does not exercise its option to license TRV027 and we are successful in obtaining necessary regulatory approval, we might pursue commercialization on our own or seek to collaborate with a third party for commercialization, particularly outside the United States.

        Subject to successfully completing product development and receiving marketing approvals, we expect to commence commercialization activities for our products other than TRV027 by building a focused sales and marketing organization in the United States, initially in the acute care area. We believe that such an organization will be able to address the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. We further believe that this sales organization could be adapted and expanded to provide support for TRV027 in the acute care setting if Forest does not exercise its option to license TRV027. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. We also intend to license out commercial rights for products that require a substantial primary care presence.

        We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. In parallel with building this organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine.

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Products in development by other companies may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

        If TRV027 is approved for the indication of AHF, it will compete with the currently marketed drugs that are widely used for that indication, including diuretics, vasodilators and inotropes.

        In addition to these widely used drugs, we are also aware of three product candidates in mid- to late-stage clinical development for AHF. These are serelaxin, being developed by Novartis and currently in Phase 3 clinical trials in patients with acute heart failure, omecamtiv mecarbil, being developed by Amgen in collaboration with Cytokinetics Incorporated and currently in Phase 2b clinical trials for acute and chronic heart failure, and ularitide, being developed by Cardiorentis and currently in Phase 3 clinical trials for acute heart failure.

        If TRV130 is approved for IV treatment of moderate to severe acute pain, it will compete with widely used, currently marketed opioid analgesics, such as morphine, hydromorphone and fentanyl. The use of these agents is limited by well-known adverse effects, such as respiratory depression, nausea and vomiting, constipation and postoperative ileus. It will also compete against Ofirmev and Exparel, which are reformulations of existing products and are typically used in combination with opioids.

        We are aware of a number of products in development that are aimed at improving the treatment of moderate to severe, acute postoperative pain while reducing undesirable side effects. The most advanced product candidates are reformulations of existing opioids, such as a fentanyl ionophoresis patch, in development by The Medicines Company, and sufentanil nanotab, in development by AcelRx, or combination products, such as MoxDuo IV, a combination of morphine and oxycodone being developed by QRxPharma, which is in Phase 2. In addition, Cara Therapeutics, Inc. is developing an IV peripherally restricted k-opioid receptor agonist, which will likely be used in combination with opioids.

        Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

        The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third party payors.

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Government Regulation and Product Approval

        Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implemented regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an IND which must become effective before human clinical trials may begin;

  •
  approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

  •
  performance of human clinical trials, including adequate and well- controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

  •
  submission to the FDA of an NDA;

  •
  completion of an FDA advisory committee review, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;

  •
  FDA review and approval of the NDA; and

  •
  Some of our potential products are anticipated to require DEA review and scheduling activities prior to launch.

Preclinical Studies

        Preclinical studies include laboratory evaluation of drug substance chemistry, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Manufacture of drug substance, drug product and the labeling and distribution of clinical supplies must all comply with cGMP standards. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

        Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

        In addition, under the Pediatric Research Equity Act an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

        The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. We expect that the µ-opioid agonist products will be subject to a REMS, since currently marketed opioid products are subject to this requirement.

        The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product's continued safety, quality and purity.

        The FDA typically refers a question regarding a novel drug to an external advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection, or PAI. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

        The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, an additional step of DEA review and scheduling is required.

        Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product's safety and effectiveness after commercialization.

        In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

        Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

  •
  fines, warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

DEA Regulation

        Both TRV130 and TRV734 will be regulated as a "controlled substance" as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

        The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. TRV130 and TRV734, if approved, are expected to be listed by the DEA as Schedule II controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use will be subject to a high degree of regulation.

        Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

        The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

        In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers', quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers', quota for controlled substances could delay or stop our clinical trials or product launches.

        To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Individual states also regulate controlled substances, and we and our contract manufacturers will be subject to state regulation with respect to the distribution of these products.

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

        In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations.

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

        The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs of payments and other transfers of value to physicians and teaching hospitals.

        The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

        In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

        The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

        Third party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement and Pricing

        The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        PPACA became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our product candidates, once approved, or the amounts of reimbursement available for our product candidates once they are approved.

        In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to propose spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Under the Budget Control Act of 2011, as amended, federal budget "sequestration" Medicare payment reductions became effective on April 1, 2013 and automatically reduced payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

        The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

  •
  the required patent information has not been filed;

  •
  the listed patent has expired;

  •
  the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

  •
  the listed patent is invalid, unenforceable or will not be infringed by the new product.

        Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed drug. A certification that the proposed product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

        If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

Hatch-Waxman Non-Patent Exclusivity

        Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or noninfringement.

        The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

        Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

Foreign Regulation

        In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the European Union, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees

        As of December 31, 2013, we had 32 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

        We were incorporated under the laws of the State of Delaware in November 2007. Our principal executive offices are located at 1018 West 8th Avenue, Suite A, King of Prussia, Pennsylvania 19406. Our telephone number is (610) 354-8840.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.trevenainc.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed below. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the "JOBS Act," and references to "emerging growth company" have the meaning associated with it in the JOBS Act.

ITEM 1A.    RISK FACTORS

        Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

        Since inception, we have incurred significant operating losses. Our net loss was $15.6 million for the year ended December 31, 2012 and $23.3 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $82.3 million. To date, we have financed our operations primarily through private placements of our preferred stock and through grant revenue. Virtually all of our revenue to date has been grant revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

  •
  continue to enroll our Phase 2b clinical trial of TRV027 and initiate and conduct a Phase 2 program for TRV130, our lead product candidates;

  •
  conduct a Phase 1 program for TRV734;

  •
  continue research and development activities for our d-opioid receptor program;

  •
  seek to discover and develop additional product candidates;

  •
  conduct late-stage clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;

  •
  ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products that we choose not to license to a third party and for which we may obtain regulatory approval;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  hire additional clinical and scientific personnel; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

        To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never achieve profitability.

        Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when,

or if, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

        Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to enroll the Phase 2b clinical trial for TRV027, initiate and conduct the Phase 2 clinical program for TRV130, continue clinical development of TRV734, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to:

  •
  delay, reduce or eliminate our research and development programs or any future commercialization efforts;

  •
  relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;

  •
  seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

  •
  cease operations altogether.

        We do not expect our existing capital resources to enable us to either complete Phase 3 development of TRV027 if Forest chooses not to license the product candidate or complete Phase 3 development of TRV130 for postoperative pain and continue development of TRV734 past Phase 1 trials without a collaborator. Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the Phase 2 clinical program for TRV130;

  •
  whether Forest exercises its option to license TRV027;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our ongoing Phase 1 clinical trial of TRV734;

  •
  our ability to enter into collaborative agreements for the development and commercialization of our product candidates, for example TRV734;

  •
  the number and development requirements of other product candidates that we pursue;

  •
  the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

  •
  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

  •
  any product liability or other lawsuits related to our products;

  •
  the expenses needed to attract and retain skilled personnel;

  •
  the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and

  •
  the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, both in the United States and in territories outside the United States.

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds other than a possible option payment and, if the option is exercised, possible milestone and royalty payments under our option and license agreements with Forest. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

        If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        We commenced active operations in late 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our ABLE product platform, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. All but two of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

        In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

        We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any past quarterly or annual periods as indications of future operating performance.

Risks Related to the Discovery and Development of Our Product Candidates

Our research and development is focused on discovering and developing novel drugs based on biased ligands, and the approach we are taking to discover and develop drugs is not proven and may never lead to marketable products.

        The discovery and development of drugs based on biased ligands is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing differentiated product candidates based on these discoveries is both preliminary and limited. We believe that we are the first company to conduct a clinical trial of a product candidate based on the concept of biased ligands. Therefore, we do not know if our approach will be successful.

We are very early in our development efforts and have only one product candidate, TRV027 in Phase 2, one more, TRV130, for which we are planning a Phase 2 clinical trial, and one more, TRV734, in Phase 1. All of our other product candidates are still in preclinical development. If we are unable to successfully complete development and commercialization of our product candidates or experience significant delays in doing so, our business will be materially harmed.

        We are very early in our development efforts and have only one product candidate, TRV027, in Phase 2, one more, TRV130, for which we are planning a Phase 2 clinical trial, and one more, TRV734, in Phase 1. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

  •
  successful completion of preclinical studies and clinical trials;

  •
  receipt of marketing approvals from applicable regulatory authorities;

  •
  obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;

  •
  making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

  •
  launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

  •
  acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

  •
  effectively competing with other therapies;

  •
  obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and

  •
  maintaining a continued acceptable safety profile of our products following approval.

        If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to expand our pipeline of product candidates.

        One element of our strategy is to expand our pipeline of therapeutics based on biased ligands and advance these product candidates through clinical development for the treatment of a variety of indications. Although our research and development efforts to date have resulted in a number of development programs based on biased ligands, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to expand our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

Preclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

        Clinical testing is expensive and can take many years to complete, and the risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

  •
  regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

  •
  clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

  •
  the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

  •
  our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

  •
  we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

  •
  regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

  •
  the cost of clinical trials of our product candidates may be greater than we anticipate;

  •
  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

  •
  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

        If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

  •
  be delayed in obtaining marketing approval for our product candidates;

  •
  not obtain marketing approval at all;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

  •
  be subject to additional post-marketing testing requirements; or

  •
  have the product removed from the market after obtaining marketing approval.

        Our product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates. Patient enrollment is affected by other factors including:

  •
  the severity of the disease under investigation;

  •
  the eligibility criteria for the study in question;

  •
  the perceived risks and benefits of the product candidate under study;

  •
  the efforts to facilitate timely enrollment in clinical trials;

  •
  the patient referral practices of physicians;

  •
  the ability to monitor patients adequately during and after treatment; and

  •
  the proximity and availability of clinical trial sites for prospective patients.

        Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. For example, TRV027 faces significant competition in recruiting and enrolling heart failure patients due to a number of trials in heart failure currently being conducted by other sponsors. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

        If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

        Additionally if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

  •
  regulatory authorities may withdraw approvals of such product;

  •
  regulatory authorities may require additional warnings on the label;

  •
  we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, if one is not required before approval;

  •
  we could be sued and held liable for harm caused to patients; and

  •
  our reputation may suffer.

        Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

        TRV027 is a biased ligand targeted at the angiotensin II type 1 receptor, or AT1R, and has been shown to drop blood pressure in subjects with chronic heart failure. One subject in the Phase 2a trial in advanced chronic heart failure was withdrawn from therapy after experiencing low blood pressure, or hypotension. If TRV027 drops blood pressure too much or causes prolonged low blood pressure, this could lead to adverse effects that could compromise the development, approval and market potential of TRV027.

        TRV130 is predominantly metabolized by two liver enzymes, CYP2D6 and CYP3A4, that are common metabolic pathways for drugs. Because of competitive use of these pathways, we will need to conduct additional drug interaction studies and TRV130 may be limited in its co-administration with other drugs using these pathways as their safety and effectiveness, as well as TRV130's, may be adversely impacted. This could limit our commercial opportunity due to the common co-administration of drugs in patients with moderate to severe acute pain requiring IV therapy.

        TRV130 and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since TRV130 and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks could apply to the use of TRV130 and TRV734. In addition, one healthy subject in the 0.25 mg dosing cohort of our Phase 1 trial of TRV130 experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. Although this individual recovered without medical intervention and experienced no known adverse consequences from this, certain potential triggers of vasovagal syncope were removed from the trial protocol, and dose escalation proceeded up to 7 mg/hr (28-fold higher than the 0.25 mg/hr dose at which the syncope occurred) without further incident, it is possible that serious adverse vasovagal events could occur in other patients dosed with TRV130.

        Agonists at the d-opioid receptor have been associated with a risk of seizures. Our d-opioid receptor program targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, under our option agreement with Forest, we have agreed to conduct, at our expense, a Phase 2b trial of TRV027 in AHF. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

        If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

  •
  the efficacy, safety and potential advantages compared to alternative treatments;

  •
  the timing of market introduction of the product candidate as well as competitive products;

  •
  our ability to offer the product for sale profitably and at competitive prices;

  •
  the convenience and ease of administration compared to alternative treatments;

  •
  the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

  •
  the strength of sales, marketing and distribution support;

  •
  the availability of third-party coverage and adequate reimbursement;

  •
  the prevalence and severity of any side effects;

  •
  the clinical indications for which the product is approved; and

  •
  any restrictions on the use of our products together with other medications.

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

        We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products and have no experience in this area. In order to commercialize any product candidates that receive marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development and regulatory approval of TRV130 or another product candidate, we expect to build a targeted specialist sales force to market or co-promote the product in the United States. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

        Factors that may inhibit our efforts to commercialize our products on our own include:

  •
  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

  •
  the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

  •
  the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

  •
  unforeseen costs and expenses associated with creating an independent sales and marketing organization.

        As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products. In the case of TRV027, should Forest elect to license TRV027, Forest would thereafter have responsibility for further clinical development, regulatory approval and commercialization. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner, including Forest if it exercises its option to license TRV027, does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, which our goal would be to displace if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. With respect to competition for TRV027, we are aware of three product candidates in mid- to late-stage clinical development for AHF. These are serelaxin, being developed by Novartis, which has completed a single Phase 3 trial, omecamtiv mercarbil, being developed by Cytokinetics and Amgen, which has completed a Phase 2b trial, and ularitide, being developed by Cardiorentis and currently in a Phase 3 trial. With respect to competition for TRV130, the most advanced potentially competitive product candidates are reformulations of existing opioids, such as a fentanyl iontophoresis patch, in development by The Medicines Company, and sufentanil nanotab, in development by AcelRx, or combination products, such as MoxDuo IV, a combination of morphine and oxycodone being developed by QRxPharma, which is in Phase 2 trials. Some of these potential competitive compounds are being developed by large, well-financed and experienced pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us, or Forest, if it exercises its option for TRV027.

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for the indications that we are pursuing. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competing generic products.

        Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we or our collaborators are able to commercialize any of our product candidates, the product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

        Both our and our collaborators' ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level authorities, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

        There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators' inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

        The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a drug in a particular country, but then be subject to price regulations that delay commercial launch of the drug, possibly for lengthy time periods, and negatively impact our ability to generate revenue from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

        There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors' reimbursement policies will not adversely affect our ability to sell our product candidates profitably if they are approved for sale.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  decreased demand for any product candidates or products that we may develop;

  •
  injury to our reputation and significant negative media attention;

  •
  withdrawal of clinical trial participants;

  •
  initiation of investigations by regulators;

  •
  significant costs to defend the related litigation;

  •
  product recalls, withdrawals or labeling, marketing or promotional restrictions;

  •
  substantial monetary awards to trial participants or patients;

  •
  loss of revenue;

  •
  reduced resources of our management to pursue our business strategy; and

  •
  the inability to commercialize any products that we may develop.

        We currently hold $15 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

If Forest exercises its option to license TRV027, that relationship will be important to our business, and any future relationships or collaborations we may elect to pursue may also be important to us. If we are unable to maintain our relationship with Forest or any of these collaborations, or if our relationship with Forest or these collaborators is not successful, our business could be adversely affected.

        We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. We have entered into an option agreement and a license agreement with Forest, which provide Forest with an option to license TRV027. If Forest exercises this option, they will be responsible for subsequent development, regulatory approval and commercialization of TRV027 and we will be eligible to receive milestone payments and royalties on product sales. This relationship, any future collaboration with Forest, and any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not perform their obligations as expected;

  •
  collaborators may elect not to continue or renew development or commercialization programs or may not pursue commercialization of any product candidates that achieve regulatory approval based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

  •
  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  collaborators could fail to make timely regulatory submissions for a product candidate;

  •
  collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

  •
  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

  •
  product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

  •
  a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

  •
  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

  •
  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

  •
  collaborations may be terminated at the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

        If our potential collaboration with Forest, or any other collaborations we might enter into in the future, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic program collaborators.

        If Forest exercises its option to license TRV027 from us, the license agreement will contain a restriction on our engaging in activities relating to certain product candidates that may compete with TRV027 for a specified period of time. This restriction may have the effect of preventing us from undertaking development and other efforts for TRV027 that we would otherwise prefer to pursue. Additionally, subject to its contractual obligations to us, if Forest or a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

        For our product candidates other than TRV027, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

        We rely on third-party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for TRV027, TRV130 and TRV734. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

        Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

        The third parties with whom we have contracted to help perform our preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

        If any of our relationships with these third-party contract research organizations or clinical research organizations terminate, we may not be able to enter into arrangements with alternative contract research organizations or clinical research organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or clinical research organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or clinical research organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our contract research organizations or clinical research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

        We do not have any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, in March 2011, TRV027 was put on clinical hold by the FDA following an FDA audit at the company then manufacturing the TRV027 drug product. We replaced this drug product with new drug product manufactured by another company and the FDA lifted the clinical hold in June 2011.

        We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

  •
  reliance on the third party for regulatory compliance and quality assurance;

  •
  the possible breach of the manufacturing agreement by the third party;

  •
  manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

  •
  the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

  •
  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

        The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

        Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers. The U.S. Drug Enforcement Administration, or DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our µ-opioid receptor targeted product candidates, including TRV130 and TRV734.

        Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

        We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

        As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

        Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If Forest exercises its option to license TRV027, Forest will have the first right to prosecute, maintain and enforce TRV027 patents and these obligations may have an effect on our strategy regarding the preparation, filing and prosecution of patent applications, or maintenance of the patents, covering our product candidates. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

        Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

        Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

        The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

        A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

        If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

        We are currently party to license agreements for technologies that we use in conducting our drug discovery activities. In the future, we may become party to licenses that are important for product development and commercialization. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

        Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims.

        In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

        If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to timely commercialize, or to commercialize at all, our product candidates, and our ability to generate revenue will be materially impaired.

        Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

        The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

        If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

        In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.

We anticipate that our µ-opioid receptor targeted product candidates, including TRV130 and TRV734, will require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

        The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a Risk Evaluation and Mitigation Strategy, or REMS, to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. We anticipate that our µ-opioid receptor product candidates will require a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe uses such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS to be required as part of the FDA's approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

Our µ-opioid receptor targeted product candidates, including TRV130 and TRV734, may be classified as controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

        Our µ-opioid receptor targeted product candidates, including TRV130 and TRV734, may be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

        The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. We expect TRV130 and TRV734 to be regulated by the DEA as Schedule II controlled substances.

        Various states also independently regulate controlled substances. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

        For any of our product candidates classified as controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to meet commercial demand.

        Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of any of our product candidates that are classified as controlled substances.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

        In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

        The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

        In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

  •
  restrictions on such products, manufacturers or manufacturing processes;

  •
  restrictions on the labeling or marketing of a product;

  •
  restrictions on product distribution or use;

  •
  requirements to conduct post-marketing studies or clinical trials;

  •
  warning letters;

  •
  withdrawal of the products from the market;

  •
  refusal to approve pending applications or supplements to approved applications that we submit;

  •
  recall of products;

  •
  fines, restitution or disgorgement of profits or revenue;

  •
  suspension or withdrawal of marketing approvals;

  •
  refusal to permit the import or export of our products;

  •
  product seizure; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

        Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with data collection beginning on August 1, 2013, requirements for manufacturers to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

        Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

        Among the provisions of the PPACA of importance to our potential product candidates are:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

  •
  expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of a manufacturer's Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer's Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  the new requirements under the federal Open Payments program and its implementing regulations;

  •
  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

        We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

        Legislative and regulatory proposals have been made to expand post- approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

        In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

        We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on the research, development, clinical, business development and financial expertise of Maxine Gowen, Ph.D., our President, Chief Executive Officer and Director, Michael W. Lark, Ph.D., our Chief Scientific Officer and Senior Vice President, Research, David Soergel, M.D., our Senior Vice President of Clinical Development, Rosamond, Deegan, our Senior Vice President, Business Development and Operations, and Roberto Cuca, our Senior Vice President and Chief Financial Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.

        Recruiting and retaining qualified management, scientific and clinical personnel, and if any of our product candidates achieve regulatory approval, potentially manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, clinical and commercial advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially create sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant fines or other sanctions.

Other Risks Related to our Business

We intend to conduct a substantial portion of the clinical trials for our product candidates outside of the United States and, if approved, we intend to market our product candidates abroad. Accordingly, we will be subject to the risks of doing business outside of the United States.

        We intend to conduct a substantial portion of our clinical trials outside of the United States and, if approved, we intend to market our product candidates outside of the United States. We are thus subject to risks associated with doing business outside of the United States. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems outside of the United States or in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including:

  •
  efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management's attention from the development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

  •
  changes in a specific country's or region's political and cultural climate or economic condition;

  •
  unexpected changes in foreign laws and regulatory requirements;

  •
  difficulty of effective enforcement of contractual provisions in local jurisdictions;

  •
  inadequate intellectual property protection in foreign countries;

  •
  trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

  •
  regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws;

  •
  the effects of applicable foreign tax structures and potentially adverse tax consequences; and

  •
  significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the United States, more expensive.

Our business and operations would suffer in the event of system failures.

        Despite our implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed or abandoned.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

        Prior to our recently completed initial public offering, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active.

The trading price of the shares of our common stock may be volatile, and you may not be able to resell some or all of your shares at a desired market price.

        Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell their common stock at a desired market price. The market price for our common stock may be influenced by many factors, including:

  •
  actual or anticipated variations in our operating results;

  •
  changes in financial estimates by us or by any securities analysts who might cover our stock;

  •
  the timing and results of our clinical trials for any of our product candidates;

  •
  failure or discontinuation of any of our development programs;

  •
  conditions or trends in our industry;

  •
  stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

  •
  developments or disputes concerning patent applications, issued patents or other proprietary rights;

  •
  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

  •
  capital commitments;

  •
  investors' general perception of our company and our business;

  •
  recruitment or departure of key personnel;

  •
  announcements and expectations of additional financing efforts; and

  •
  sales of our common stock, including sales by our directors and officers or specific stockholders.

        In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources from our business.

If equity research analysts do not continue to publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. A substantial majority of our outstanding shares of common stock will be available for sale in the public market beginning in August 2014 following the expiration of lock-up agreements between some of our stockholders and the underwriters for our initial public offering. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

        In addition, we have filed a registration statement on Form S-8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. The shares registered under this registration statement will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above, our insider trading policy and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

        Additionally, the holders of an aggregate of approximately 15.7 million shares of our common stock, including shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the issuance of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

        Our amended and restated certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal net operating loss carryforwards of approximately $12.0 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

        There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors have the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

        Our charter documents will also contain other provisions that could have an anti-takeover effect, including:

  •
  only one of our three classes of directors will be elected each year;

  •
  stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;

  •
  stockholders will not be permitted to take actions by written consent;

  •
  stockholders cannot call a special meeting of stockholders; and

  •
  stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

        In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own 67.5% of our outstanding common stock. As a result, these persons, acting together, would be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

        Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

        You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date and have no plans to pay cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices occupy approximately 14,550 square feet of leased office and laboratory space in King of Prussia, Pennsylvania pursuant to a lease agreement that expires in September 2020 and that can be terminated, at our option, in June 2018. In addition, we lease a vivarium space in Exton, Pennsylvania pursuant to a lease agreement that expires in September 2014. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space at our current location will be available as needed to accommodate any such expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "TRVN." Prior to January 31, 2014, there was no public market for our common stock. Accordingly, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years or provided a performance graph.

        On March 17, 2014, there were approximately 45 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future

Recent Sales of Unregistered Securities

        During the year ended December 31, 2013, we issued and sold the following unregistered securities:

        From January 1, 2013 through December 31, 2013, we granted options under our 2008 Equity Incentive Plan to purchase an aggregate of 1,730,156 shares of our common stock having exercise prices ranging from $2.23 to $7.44 per share. The foregoing share numbers and per share exercise prices reflect the effect of the 1-for-6.2 reverse stock split of our common stock effected on October 30, 2013. The offers, sales and issuances of these options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

        In May 2013, we issued and sold to investors an aggregate of 36,764,704 shares of Series C preferred stock, at a purchase price of $1.632 per share, for aggregate consideration of $60.0 million. In November 2013, upon the exercise of then outstanding warrants, we issued and sold to investors an aggregate of 550,000 shares of Series B 1 preferred stock, at a purchase price of $1.00 per share, for aggregate consideration of $550,000. In connection with the closing of our initial public offering in February 2014, such shares of Series C preferred stock and Series B-1 preferred stock automatically converted into 5,929,785 and 88,709 shares of our common stock, respectively. The share numbers and per share exercise prices in the preceding sentence reflect the effect of the 1-for-6.2 reverse stock split of our common stock effected on October 30, 2013. The offers, sales and issuances of the foregoing securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of these securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. No underwriters were involved in these transactions.

Use of Proceeds from Sales of Registered Securities

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191643) that was declared effective by the Securities and Exchange Commission on January 30, 2014. On February 5, 2014, 9,250,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of our initial public offering of the over-allotment option granted to them in connection with the initial public offering, 270,449 additional shares of common stock were sold on our behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million.

        We paid to the underwriters underwriting discounts and commissions of approximately $4.6 million in connection with the offering. In addition, we incurred expenses of approximately $2.5 million in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

        The following selected financial data should be read together with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

        We have derived the following statement of operations data for the years ended December 31, 2012 and 2013 and for the period from November 9, 2007 (date of inception) to December 31, 2013 and balance sheet data as of December 31, 2012 and 2013 from our audited financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future, and our interim period results are not necessarily indicative of results to be expected for a full year or any other interim period.

	Year Ended December 31,
			Period From November 9, 2007 (date of inception) to December 31, 2013
	2012	2013
	(in thousands)
Statement of Operations Data:
Revenue
Grant revenue	$408	$85	$9,017
Collaboration revenue	400	50	450

Total revenue	808	135	9,467
Operating expenses:
General and administrative	3,123	4,718	18,728
Research and development	13,295	18,762	72,775

Total operating expenses	16,418	23,480	91,503

Loss from operations	(15,610)	(23,345)	(82,036)
Total other income (expense)	(26)	94	(184)

Net loss and comprehensive loss	(15,636)	(23,251)	(82,220)
Accretion of redeemable convertible preferred stock	(316)	(334)	(822)

Net loss attributable to common stockholders	$(15,952)	$(23,585)	$(83,042)

Net loss per share—basic and diluted	$(23.70)	$(29.71)

Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	673,191	793,806

	As of December 31,
	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,739	$37,965
Total assets	8,088	42,393
Total liabilities	8,127	3,401
Total redeemable convertible preferred stock	58,958	120,562
Total stockholders' deficit	(58,997)	(81,571)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. Using our proprietary product platform, we have identified and advanced three differentiated product candidates into the clinic. We have completed a Phase 2a clinical trial and we have initiated a Phase 2b clinical trial of TRV027 for acute heart failure, or AHF. Forest Laboratories Holdings Limited, or Forest, has the exclusive option to license TRV027 from us. TRV130 has completed a Phase 1b clinical trial to evaluate its potential to treat moderate to severe acute pain intravenously and we plan to complete an additional Phase 1 trial and initiate a Phase 2 trial in the first half of 2014. We have retained all worldwide development and commercialization rights to TRV130. We are currently running a Phase 1 trial for our other lead program, TRV734. We plan to develop and commercialize TRV027 and TRV130 initially in the acute care hospital markets. We plan to advance TRV734 and our most advanced preclinical program focused on central nervous system, or CNS, indications.

        We were incorporated and commenced operations in the fourth quarter of 2007. Our operations to date have included organizing and staffing our company, business planning, raising capital and developing TRV027, TRV130, TRV734 and our other product candidates. We have financed our operations primarily through private placements of our preferred stock and debt borrowings. As of December 31, 2013, we had a deficit accumulated during the development stage of $82.3 million. Our net loss was $15.6 million and $23.3 million for the years ended December 31, 2012 and 2013, respectively. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or a collaborator obtain marketing approval for and commercialize TRV027, TRV130, TRV734 or one of our other product candidates.

        We have received aggregate proceeds of $120.1 million through December 31, 2013 from the sale of our preferred stock and related warrants and $9.4 million pursuant to grant and collaboration agreements. As of December 31, 2012, we had drawn down the entire amount of a $5.3 million loan facility, which we subsequently repaid in full in May 2013 with a portion of the proceeds we received from the issuance of Series C preferred stock. From inception through December 31, 2013, we had incurred approximately $72.8 million of total research and development expenses and approximately $18.7 million of total general and administrative expenses.

        We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. Furthermore, as a result of our initial public offering in February 2014, we expect to incur additional costs associated with operating as a public company. We expect that these costs will include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our Option and License Agreements with Forest

        In May 2013, we entered into an option agreement and a license agreement with Forest, under which we granted to Forest an exclusive option to license TRV027, which may be exercised at any time before we deliver our Phase 2b clinical trial results to Forest and during a specified period of time thereafter. If Forest exercises its option, the license agreement between us and Forest will become effective, and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Forest will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Forest's expense.

        Under the option agreement, we will conduct, at our expense, a Phase 2b trial of TRV027 in AHF. The Phase 2b trial will be conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Forest, with operational authority during the option period retained by us, subject to Forest's right to assume control in certain circumstances if we fail to conduct the development activities adequately.

        We expect to deliver the data from the Phase 2b trial to Forest in the second half of 2015. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or with respect to TRV027, Forest has the right to renegotiate the terms of the license agreement. If Forest exercises such right, its option will expire and we will be obligated to negotiate in good faith with Forest for a period of time the terms of any new arrangement. If we and Forest are unable to agree on the terms of any new arrangement during such period of time, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed by either us or Forest during our negotiations.

        If Forest does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that event, we would be free to enter into any type of collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization ourselves.

        If Forest exercises the option, Forest will have the sole and exclusive right under the license agreement, at its sole cost and expense, to develop and commercialize TRV027 and specified related compounds throughout the world. At our request, Forest will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties but it has no obligation to provide any co-promote rights to us. Under the license agreement, we may not, and may not license others to, develop or commercialize certain products that compete with the licensed products.

        We received no consideration from Forest for the grant of the option to license TRV027. If Forest exercises the option, we could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. We could also receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to certain deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

        If Forest exercises the option and the license agreement becomes effective, both we and Forest would have the right to terminate the license agreement in the event of an uncured material breach or insolvency of the other party. In addition, Forest would be permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Forest would terminate, and Forest would grant us an exclusive royalty, bearing license under specified patents and know-how to develop and commercialize the licensed products that it returns to us. If not terminated, Forest's license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

        If Forest elects to exercise its option, the term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

Components of Operating Results

Revenue

        To date, we have derived revenue principally from research grants as well as from one research collaboration arrangement. We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets.

        We expect revenue to decrease because we have completed our grant programs and our research collaboration. We do not currently anticipate any revenue from new grant programs or research collaborations. We will not generate any commercial revenue until one of our product candidates receives regulatory approval, if ever.

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, patent prosecution and maintenance consulting and accounting services.

        We anticipate that our general and administrative expenses will increase in the future with continued research, development and potential commercialization of our product candidates and expanded compliance obligations of operating as a public company. These increases will likely include greater costs for insurance, costs related to the hiring of additional personnel, payments to outside consultants and investor relations providers, and costs for lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Research and Development Expenses

        Our research and development expenses consist primarily of costs incurred for the development of our product candidates. These costs include external costs and internal research and development costs.

        External costs include:

  •
  expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities; and

  •
  the costs of acquiring, developing and manufacturing clinical trial materials.

        Internal costs include:

  •
  personnel-related expenses, including salaries, benefits and stock-based compensation expense of our research and development personnel;

  •
  laboratory supplies;

  •
  allocated facilities, depreciation and other expenses, which include rent and utilities;

  •
  travel and training for research and development employees;

  •
  product liability insurance; and

  •
  laboratory service costs.

        We track external costs by discovery program and subsequently by product candidate once a product candidate has been selected for development. TRV130 and TRV734 were both selected from the μ-opioid receptor discovery program and so we did not separately allocate costs between TRV734 and TRV130 until the start of 2011 when we selected TRV130 as a product candidate. We have incurred a total of $72.8 million in research and development expenses from inception through December 31, 2013, with $29.3 million being spent on external costs for TRV027, TRV130 and TRV734 and the remainder being spent on internal costs, predominantly personnel related costs, and external costs related to the development of our ABLE product platform, grant funded activities and our early stage programs, including the d-opioid receptor program.

        Research and development costs are expensed as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As we advance our product candidates, we expect the amount of research and development spending allocated to external spending relative to internal spending will continue to grow for the foreseeable future, while our internal spending should grow at a slower and more controlled pace.

        It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate's commercial potential.

Change in Fair Value of Warrant Liability

        We have issued warrants for the purchase of our Series B and Series B- 1 preferred stock that we believe are financial instruments that may require a transfer of assets because of the redemption features of the underlying preferred stock. Therefore, we have classified these warrants as liabilities that we re-measure to fair value at each balance sheet date and we record the changes in the fair value of the warrant liability in our statement of operations and comprehensive loss as a change in fair value of warrant liability.

        In November 2013, one of our warrant holders exercised its warrants to purchase 550,000 shares of our Series B preferred stock. Of our remaining 1,225,000 then outstanding warrants to purchase preferred stock, 1,100,000 were net exercised immediately prior to the consummation of our initial public offering in February 2014. Upon consummation of our initial public offering, the remaining warrant to purchase up to 125,000 shares of our Series B preferred stock was converted into a warrant to purchase up to 20,161 shares our common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital.

Other Income / Expense

        Other income consists principally of interest income earned on cash and cash equivalent balances and miscellaneous income attributable to the sale of research and development tax credits.

        Interest expense consists of cash paid and noncash interest expense related to our prior bank facility, which we repaid in November 2011, our prior equipment loan facility with the Commonwealth of Pennsylvania, which we repaid in December 2012, and our loan facility with Comerica Bank, which we repaid in May 2013.

Accretion of Preferred Stock

        We account for the redemption of issuance costs on our preferred stock using the effective interest method, accreting such amounts to preferred stock from the date of issuance to the earliest date the holder can demand redemption.

Critical Accounting Policies and Significant Judgments and Estimates

        This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Grant Revenue Recognition

        We recognize grant revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. In 2009, we received a research grant from the National Institutes of Health, or NIH, to assist in the funding of specific research activities from September 2009 through August 2011. The amount of the award was approximately $7.6 million and as of December 31, 2011, we had completed all activities and recognized all revenue related to this grant. In August 2011, we received a second research grant from the NIH to assist in the funding of our d-opioid program. The award contemplated funding up to $496 thousand during the period from August 15, 2011 through July 31, 2016, subject to availability of funds and successful progression of the program. Through June 6, 2013, we had received $338 thousand and on June 6, 2013, we were informed that no additional funds would be made available. In November 2011, we received a research grant for approximately $205 thousand from the Michael J. Fox Foundation for the funding of certain research activities from December 2011 through November 2012. As of December 31, 2012, we had completed all activities and recognized all revenue related to this grant. We recognize revenue under all three grants in earnings in the period in which the related expenditures are incurred. In May 2009, we entered into an Opportunity Grant Program with the Commonwealth of Pennsylvania under which we could receive up to $200 thousand based on the achievement of specified headcount and expenditure milestones. We met our initial headcount goal and were awarded $100 thousand under this program in 2011. This revenue was recognized as received. We did not meet our second headcount goal and no additional revenue is expected under this program.

Collaboration Revenue Recognition

        We recognize collaboration revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

Research and Development Expenses

        Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel; expenses incurred under agreements with contract research organizations and clinical research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and utilities; insurance and other supplies; and costs associated with preclinical activities and regulatory operations.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Income Taxes

        Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2012 and 2013, we did not have any significant uncertain tax positions.

Preferred Stock Warrant

        Freestanding warrants that are related to the purchase of preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in our statements of operations and comprehensive loss. Pursuant to the terms of these warrants, upon the conversion to common stock of the series of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of common stock based upon the conversion ratio of the underlying preferred stock. Upon such conversion of the underlying series of preferred stock, the warrants will be classified as a component of equity and will no longer be subject to re-measurement.

Stock-Based Compensation

        We account for all share-based compensation payments issued to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative accounting guidance, we re-measure the fair value of non-employee share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

        We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

        We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Until our recently completed initial public offering, there was no public market for the trading of our common stock. Due to this fact and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.

We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

        We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2012 and 2013:

	Year Ended December 31, 2012	Year Ended December 31, 2013
Risk-free interest rate	1.92%	1.52%
Expected term of options (in years)	6.1	6.1
Expected volatility	80.0%	80.5%
Dividend yield	0.0%	0.0%

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through December 31, 2013, actual forfeitures have not been material.

        Stock-based compensation expense totaled $176 thousand and $928 thousand for the years ended December 31, 2012 and 2013, respectively. We record stock-based compensation expense as a component of research and development expenses or general and administrative expenses, depending on the function performed by the optionee. For the years ended December 31, 2012 and 2013, we allocated stock-based compensation as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2013
	(in thousands)
Research and development	$125	$609
General and administrative	51	319

Total	$176	$928

        As of December 31, 2013, we had $4.1 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.02 years. While our share-based compensation for stock options granted to employees and non-employees to date has not been material to our financial results, in future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Recent Accounting Pronouncements

        In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02.

ASU 2013-02 requires companies to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual reporting periods beginning after December 15, 2012. The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

JOBS Act

        The JOBS Act contains provisions that, among other things, reduce reporting requirements for an "emerging growth company." As an emerging growth company, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2013

	Year Ended December 31,
	2012	2013	Change
	(in thousands)
Revenue:
Grant revenue	$408	$85	$(323)
Collaboration revenue	400	50	(350)

Total revenue	808	135	(673)

Operating expenses:
General and administrative	3,123	4,718	1,595
Research and development	13,295	18,762	5,467

Total operating expenses	16,418	23,480	7,062

Loss from operations	(15,610)	(23,345)	(7,735)

Other income (expense):
Change in fair value of warrant liability	45	242	197
Miscellaneous income	123	1	(122)
Interest income	—	1	1
Interest expense	(194)	(150)	44

Total other income (expense)	(26)	94	120

Net loss and comprehensive loss	(15,636)	(23,251)	(7,615)
Accretion of preferred stock	(316)	(334)	(18)

Net loss attributable to common stockholders	$(15,952)	$(23,585)	$(7,633)

Revenue

        Revenue decreased by $673 thousand, or 83%, from $808 thousand for the year ended December 31, 2012 to $135 thousand for the year ended December 31, 2013. The change was attributable to a decrease of $196 thousand in grant revenue due to the conclusion of the Michael J. Fox Foundation research grant in November 2012, a decrease of $127 thousand in grant revenue due to the discontinuation of funding in June 2013 for a research grant from the National Institutes of Health and a decrease of $350 thousand in collaboration revenue related to the completion of the research activities under a research collaboration agreement with Merck Sharp & Dohme Corporation.

General and administrative expense

        General and administrative expenses increased by $1.6 million, or 51%, for the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of an increase in professional fees for legal services, for financial consulting services in connection with business development activities and certain expenses incurred in connection with planning for our initial public offering of common stock.

Research and development expense

        Research and development expenses increased by $5.5 million, or 41%, from $13.3 million for the year ended December 31, 2012 to $18.8 million for the year ended December 31, 2013. The increase was primarily driven by $2.2 million of clinical research expenses and manufacturing/formulation expenses for TRV130 associated with its continued development, $1.8 million in clinical research expenses for TRV027 associated with its advancement into a Phase 2b study and $1.3 million of expenses associated with the progression of TRV734 from lead optimization work in 2012 into IND-enabling studies in 2013.

        The following table summarizes our research and development expenses for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013
	(in thousands)
TRV027	$3,114	$4,425
TRV130	1,849	4,277
TRV734	494	1,988
Stock-based compensation	125	609
Other personnel related costs	4,744	4,768
Other research and development	2,969	2,695

	$13,295	$18,762

Change in fair value of warrant liability

        We recognized gains of $242 thousand and $45 thousand for the years ended December 31, 2013 and 2012, respectively, for the change in fair value on revaluation of our warrant liability associated with our preferred stock warrants outstanding.

Miscellaneous income

        Miscellaneous income decreased by $122 thousand during 2013 due to income recorded during 2012 associated with the sale of research and development tax credits awarded by the Commonwealth of Pennsylvania.

Interest expense

        Interest expense decreased by $44 thousand during 2013 compared to 2012 due primarily to the full repayment of an a loan facility in May 2013.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $15.6 million and $23.3 million for the years ended December 31, 2012 and 2013, respectively. Net cash used in operating activities was $14.8 million and $24.2 million during the years ended December 31, 2012 and 2013, respectively. At December 31, 2013, we had an accumulated deficit of $82.3 million, working capital of $39.2 million and cash and cash equivalents of $38.0 million. Historically, we have financed our operations principally through private placements of preferred stock. Through December 31, 2013, we have received gross proceeds of $119.7 million from the issuance of preferred stock.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,805)	$(24,239)
Investing activities	(21)	(140)
Financing activities	4,505	55,606

Net increase (decrease) in cash and cash equivalents	$(10,321)	$31,227

Net cash (used in) provided by operating activities

        Net cash used in operating activities was $24.2 million for the year ended December 31, 2013 and consisted primarily of a net loss of $23.3 million partially offset by noncash increases of $1.5 million and a $2.5 million decrease related to the change in operating assets and liabilities. The noncash increases were primarily attributable to depreciation and amortization related to leasehold improvements and capital equipment, the increase in the fair value of stock options and the revaluation of the preferred stock warrant liability. The significant factors that contributed to the change in operating assets and liabilities included an increase in prepaid expenses and other assets of $3.8 million, partially offset by increases in accounts payable and accrued expenses of $1.2 million. The increase in prepaid expenses and other assets was primarily due to expenses incurred in connection with planning for our initial public offering of common stock and costs that were prepaid in association with the start-up of the Phase 2b trial for TRV027. The increase in accounts payable and accrued expenses was primarily due to the timing of our payment of costs related to ongoing development of our product candidates.

        Net cash used in operating activities was $14.8 million for the year ended December 31, 2012 and consisted primarily of a net loss of $15.6 million, partially offset by noncash increases of $1.0 million. The noncash increases were primarily attributable to depreciation and amortization expenses on leasehold improvements and laboratory equipment.

Net cash used in investing activities

        Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $140 thousand and $21 thousand, respectively and consisted primarily of expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

        Net cash provided by financing activities was $55.6 million for the year ended December 31, 2013, which was primarily due to $59.9 million in net proceeds from the issuance of preferred stock and $550 thousand in proceeds from the exercise of preferred stock warrants partially offset by $4.9 million in repayments of a bank loan facility.

        Net cash provided by financing activities was $4.5 million for the year ended December 31, 2012, resulting primarily from the net proceeds received under a loan facility.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 2 clinical trials of TRV027 and TRV130, our Phase 3 clinical trials of TRV130, our Phase 1 clinical trials of TRV734, as well as our clinical trials of our other preclinical product candidates and continuing preclinical activities.

        We believe that our existing capital resources, together with the net proceeds from our initial public offering, will be sufficient to fund our operations through at least the end of 2015. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the Phase 2 clinical program for TRV130;

  •
  whether Forest exercises its option to license TRV027;

  •
  our ability to enter into collaborative agreements for the development and commercialization of our product candidates, for example TRV734;

  •
  the number and development requirements of any other product candidates that we pursue;

  •
  the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

  •
  the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

  •
  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

  •
  any product liability or other lawsuits related to our products;

  •
  the expenses needed to attract and retain skilled personnel;

  •
  the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and

  •
  the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2013:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$1,055	$226	$829	$—	$—

Total	$1,055	$226	$829	$—	$—

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Option and License Agreements and Other Commitments

        In May 2013, we entered into an option agreement and a license agreement with Forest, under which we granted to Forest an exclusive option to license TRV027, which may be exercised at any time before we deliver our Phase 2b clinical trial results to Forest and during a specified period of time thereafter. If Forest exercises its option, the license agreement between us and Forest will become effective, and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Forest will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Forest's expense.

        If Forest exercises the option, we could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. We could also receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to certain deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

        If Forest elects to exercise its option, the term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

        In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and even long- term commitments of cash.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

        We had cash and cash equivalents of $6.7 million and $38.0 million at December 31, 2012 and 2013, respectively, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Trevena, Inc.

        We have audited the accompanying balance sheets of Trevena, Inc. (A Development Stage Company) (the Company) as of December 31, 2012 and 2013, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' deficit, and cash flows for the years then ended and for the period from November 9, 2007 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trevena, Inc. at December 31, 2012 and 2013, and the results of its operations and its cash flows for the years then ended, and for the period from November 9, 2007 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, PA
March 20, 2014

TREVENA, INC.

(A Development-Stage Company)

Balance Sheets

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$6,738,659	$37,965,198
Grants receivable	11,875	—
Prepaid expenses and other current assets	155,679	1,957,765
Offering costs	—	1,999,279
Restricted cash	102,000	—

Total current assets	7,008,213	41,922,242
Property and equipment, net	909,801	343,059
Restricted cash	112,000	112,000
Other assets	57,672	15,625

Total assets	$8,087,686	$42,392,926

Liabilities, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$459,035	$545,053
Accrued expenses and other current liabilities	1,281,660	2,158,792
Loans payable	2,085,129	—
Deferred rent	105,776	33,114

Total current liabilities	3,931,600	2,736,959
Loans payable, net of current portion	2,783,078	—
Deferred rent, net of current portion	18,515	313,919
Preferred stock warrant liability	1,393,674	350,519

Total liabilities	8,126,867	3,401,397
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A—$0.001 par value; 25,074,999 shares authorized, issued and outstanding at December 31, 2012 and 2013 (liquidation preference of $25,074,999 at December 31, 2013)	25,004,123	25,024,373
Series B—$0.001 par value; 35,500,000 shares authorized, 30,800,000 shares issued and outstanding at December 31, 2012 and 2013 (liquidation preference of $30,800,000 at December 31, 2013)	30,770,194	30,778,700
Series B-1—$0.001 par value; 6,000,000 shares authorized, 4,200,000 and 4,750,000 shares issued and outstanding at December 31, 2012 and 2013, respectively (liquidation preference of $4,200,000 at December 31, 2013)	3,183,517	4,823,079
Series C—$0.001 par value; 37,000,000 shares authorized, none and 36,764,704 shares issued and outstanding at December 31, 2012 and 2013, respectively (liquidation preference of $59,999,997 at December 31, 2013)	—	59,935,986

Total redeemable convertible preferred stock	58,957,834	120,562,138
Stockholders' deficit:
Common stock—$0.001 par value; 85,000,000 and 132,000,000 shares authorized, 682,494 and 957,756 shares issued and outstanding at December 31, 2012 and 2013, respectively	682	958
Additional paid-in capital	19,718	697,283
Deficit accumulated during the development stage	(59,017,415)	(82,268,850)

Total stockholders' deficit	(58,997,015)	(81,570,609)

Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$8,087,686	$42,392,926

See accompanying notes to financial statements.

TREVENA, INC.

(A Development-Stage Company)

Statements of Operations and Comprehensive Loss

	Year Ended December 31,		Period From November 9, 2007 (date of inception) to December 31, 2013
	2012	2013
Revenue:
Grant revenue	$407,595	$84,980	$9,016,734
Collaboration revenue	400,000	50,000	450,000

Total revenue	807,595	134,980	9,466,734

Operating expenses:
General and administrative	3,122,718	4,718,047	18,727,976
Research and development	13,294,917	18,762,219	72,774,644

Total operating expenses	16,417,635	23,480,266	91,502,620

Loss from operations	(15,610,040)	(23,345,286)	(82,035,886)
Other income (expense):
Change in fair value of warrant liability	44,576	241,478	296,939
Miscellaneous income	122,792	1,245	124,037
Interest income	754	884	70,530
Interest expense	(193,740)	(149,756)	(675,768)

Total other income (expense)	(25,618)	93,851	(184,262)

Net loss and comprehensive loss	(15,635,658)	(23,251,435)	(82,220,148)
Accretion of redeemable convertible preferred stock	(316,642)	(333,710)	(822,009)

Net loss attributable to common stockholders	$(15,952,300)	$(23,585,145)	$(83,042,157)

Per share information:
Net loss per share of common stock, basic and diluted	$(23.70)	$(29.71)

Weighted average shares outstanding, basic and diluted	673,191	793,806

See accompanying notes to financial statements.

TREVENA, INC.

(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

For the Period From November 9, 2007 (date of inception) to December 31, 2013

										Stockholders' Deficit
	Redeemable Convertible Preferred Stock									Common Stock
	Series A		Series B		Series B-1		Series C						Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Total Stockholders' Deficit
Balance, November 9, 2007 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—
Issuance of restricted stock to founders—December 2007	—	—	—	—	—	—	—	—	—	373,548	374	—	(374)	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(170,106)	(170,106)

Balance, December 31, 2007	—	—	—	—	—	—	—	—	—	373,548	374	—	(170,480)	(170,106)
Issuance of Series A convertible preferred stock, net of issuance costs of $202,291—January and September 2008	13,040,624	12,838,333	—	—	—	—	—	—	12,838,333	—	—	—	—	—
Issuance of restricted stock—March 2008	—	—	—	—	—	—	—	—	—	256,451	256	(256)	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	6,582	—	6,582
Common stock issued for a license agreement—February and October 2008	—	—	—	—	—	—	—	—	—	13,440	13	820	—	833
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,439	—	1,439
Issuance of warrants to a bank in connection with an equipment loan—September 2008	—	—	—	—	—	—	—	—	—	—	—	125	—	125
Accretion of stock offering costs	—	33,459	—	—	—	—	—	—	33,459	—	—	(8,710)	(24,749)	(33,459)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,850,246)	(4,850,246)

Balance, December 31, 2008	13,040,624	12,871,792	—	—	—	—	—	—	12,871,792	643,439	643	—	(5,045,475)	(5,044,832)
Issuance of Series A convertible preferred stock, net of issuance costs of $3,959—June and November 2009	12,034,375	12,030,416	—	—	—	—	—	—	12,030,416	—	—	—	—	—
Issuance of restricted stock—August 2009	—	—	—	—	—	—	—	—	—	16,129	16	984	—	1,000
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	5,646	—	5,646
Common stock issued for a license agreement—June 2009	—	—	—	—	—	—	—	—	—	6,720	7	410	—	417
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,769	—	2,769
Exercise of stock options	—	—	—	—	—	—	—	—	—	8,921	9	544	—	553
Accretion of preferred stock offering costs	—	33,932	—	—	—	—	—	—	33,932	—	—	(10,353)	(23,579)	(33,932)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,370,959)	(11,370,959)

Balance, December 31, 2009	25,074,999	24,936,140	—	—	—	—	—	—	24,936,140	675,209	675	—	(16,440,013)	(16,439,338)

See accompanying notes to unaudited condensed financial statements.

TREVENA, INC.

(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Continued)

For the Period From November 9, 2007 (date of inception) to December 31, 2013

										Stockholders' Deficit
	Redeemable Convertible Preferred Stock									Common Stock
	Series A		Series B		Series B-1		Series C						Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Total Stockholders' Deficit
Balance, December 31, 2009 (from previous page)	25,074,999	$24,936,140	—	$—	—	$—	—	$—	$24,936,140	675,209	$675	$—	$(16,440,013)	$(16,439,338)
Issuance of Series B convertible preferred stock, net of issuance costs of $38,568—July 2010	—	—	17,500,000	17,461,432	—	—	—	—	17,461,432	—	—	—	—	—
Repurchase of restricted stock—May 2010	—	—	—	—	—	—	—	—	—	(21,174)	(21)	21	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	2,549	—	2,549
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	76,154	—	76,154
Accretion of preferred stock offering costs	—	27,483	—	3,214	—	—	—	—	30,697	—	—	(30,697)	—	(30,697)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,131,740)	(11,131,740)

Balance, December 31, 2010	25,074,999	24,963,623	17,500,000	17,464,646	—	—	—	—	42,428,269	654,035	654	48,027	(27,571,753)	(27,523,072)
Issuance of Series B convertible preferred stock, net of issuance costs of $10,046—July and December 2011	—	—	13,300,000	13,289,954	—	—	—	—	13,289,954	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $3,172 and preferred stock warrants of $1,347,428—July and December 2011	—	—	—	—	4,200,000	2,849,400	—	—	2,849,400	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	1,966	—	1,966
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	180,584	—	180,584
Accretion of preferred stock to its redemption value	—	20,250	—	7,088	—	46,231	—	—	73,569	—	—	(73,569)	—	(73,569)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,810,004)	(15,810,004)

Balance, December 31, 2011	25,074,999	24,983,873	30,800,000	30,761,688	4,200,000	2,895,631	—	—	58,641,192	654,035	654	157,008	(43,381,757)	(43,224,095)
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	162	—	162
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	176,308	—	176,308
Exercise of stock options	—	—	—	—	—	—	—	—	—	28,459	28	2,882	—	2,910
Accretion of preferred stock to its redemption value	—	20,250	—	8,506	—	287,886	—	—	316,642	—	—	(316,642)	—	(316,642)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,635,658)	(15,635,658)

Balance, December 31, 2012	25,074,999	25,004,123	30,800,000	30,770,194	4,200,000	3,183,517	—	—	58,957,834	682,494	682	19,718	(59,017,415)	(58,997,015)
Issuance of Series C convertible preferred stock, net of issuance costs of $81,080—May 2013	—	—	—	—	—	—	36,764,704	59,918,917	59,918,917	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	927,996	—	927,996
Exercise of stock options	—	—	—	—	—	—	—	—	—	275,262	276	83,279	—	83,555
Exercise of Series B-1 preferred stock warrants	—	—	—	—	550,000	1,351,677	—	—	1,351,677	—	—	—	—	—
Accretion of preferred stock to its redemption value	—	20,250	—	8,506	—	287,885	—	17,069	333,710	—	—	(333,710)	—	(333,710)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,251,435)	(23,251,435)

Balance, December 31, 2013	25,074,999	$25,024,373	30,800,000	$30,778,700	4,750,000	$4,823,079	36,764,704	$59,935,986	$120,562,138	957,756	$958	$697,283	$(82,268,850)	$(81,570,609)

See accompanying notes to unaudited condensed financial statements.

TREVENA, INC.

(A Development-Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period From November 9, 2007 (date of inception) to December 31, 2013
	2012	2013
Operating activities:
Net loss	$(15,635,658)	$(23,251,435)	$(82,220,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	787,522	706,779	3,966,150
Stock-based compensation	176,308	927,996	1,365,250
Issuance of restricted stock for consulting services	—	—	7,380
Issuance of common stock for a license agreement	—	—	1,250
Noncash interest expense on loans	48,848	121,160	190,438
Loss on disposal of assets	—	—	5,062
Revaluation of preferred stock warrant liability	(44,576)	(241,478)	(296,939)
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	114,302	(3,769,605)	(4,040,737)
Restricted cash	92,000	102,000	(112,000)
Accounts payable and accrued expenses	(343,899)	1,165,353	3,030,340

Net cash used in operating activities	(14,805,153)	(24,239,230)	(78,103,954)

Investing activities:
Purchase of property and equipment	(21,344)	(140,036)	(4,303,033)

Net cash used in investing activities	(21,344)	(140,036)	(4,303,033)

Financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	59,918,917	119,735,880
Proceeds from the sale of restricted common stock	—	—	11,836
Proceeds from exercise of common stock options	2,910	83,555	87,018
Proceeds from exercise of preferred stock warrants	—	550,000	550,000
Proceeds from loans payable	5,300,000	—	7,615,278
Repurchase of restricted stock	—	—	(1,312)
Repayment of loans payable	(797,863)	(4,946,667)	(7,615,278)
Capital lease payments	—	—	(11,237)

Net cash provided by financing activities	4,505,047	55,605,805	120,372,185

Net increase (decrease) in cash and cash equivalents	(10,321,450)	31,226,539	37,965,198
Cash and cash equivalents—beginning of period	17,060,109	6,738,659	—

Cash and cash equivalents—end of period	$6,738,659	$37,965,198	$37,965,198

Supplemental disclosure of cash flow information:
Capital lease obligations incurred for the acquisition of office equipment	$—	$—	11,237

Cash paid for interest	$148,351	$84,535	564,119

Fair value of preferred stock warrants issued	$101,707	$—	1,449,135

See accompanying notes to financial statements.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements

December 31, 2013

1. Organization and Description of the Business

        Trevena, Inc. (the Company) is a development-stage biopharmaceutical company that was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a drug discovery company focused on discovering and developing pharmaceutical products targeting G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania. The Company's revenue is derived from research grants and a research collaboration with a pharmaceutical company.

Initial Public Offering

        On February 5, 2014, 9,250,000 shares of common stock were sold on the Company's behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of the Company's initial public offering of the over-allotment option granted to them in connection with the initial public offering, 270,449 additional shares of common stock were sold on the Company's behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. In addition, as part of the initial public offering, all of the Company's outstanding convertible preferred stock, and a portion of its warrants were net exercised, into aggregate total of 15,649,686 shares of common stock.

        The Company paid to the underwriters underwriting discounts and commissions of approximately $4.6 million in connection with the offering. In addition, the Company incurred expenses of approximately $2.5 million in connection with the offering. Thus, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.6 million.

        Following the completion of the IPO, there is a common stock warrant exercisable into 20,161 shares of our common stock at an exercise price of $6.20 per share, which warrant expires in December 2021. There is also an immediately exercisable warrant to purchase an aggregate of 2,419 shares of our common stock at an exercise price of $0.06 per share, which warrant expires in June 2018.

Liquidity

        The Company has incurred recurring operating losses since inception. As of December 31, 2013, the Company had an accumulated deficit of $82,268,850 and will require substantial additional capital to fund its research and development. The Company anticipates that the net proceeds from its initial public offering, together with its existing cash and cash equivalents as of December 31, 2013, will enable it to fund its operating expenses and capital expenditure requirements through the end of 2015, without giving effect to a potential option payment and, if the option is exercised, potential milestone payments the Company may receive under its option and license agreements with Forest Laboratories Holdings Limited. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, and the development of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development,

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

1. Organization and Description of the Business (Continued)

approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The Company considers the U.S. dollar to be its functional currency.

Reverse Stock Split

        The Company's Board of Directors and stockholders approved a 1-for-6.2 reverse stock split of the Company's Common Stock. The reverse stock split became effective on October 30, 2013. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Use of Estimates

        Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified preferred stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents subject the Company to concentrations of credit risk. However, the Company has invested in money market mutual funds that invest substantially all of their assets in U.S. government securities. Cash equivalents are valued at cost, which approximates their fair market value.

Restricted Cash

        At December 31, 2012 and 2013, the Company maintained letters of credit totaling $214,000 and $112,000, respectively, as collateral for the Company's facility and laboratory equipment lease obligations in Pennsylvania.

Concentration of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and grants receivable. The Company maintains its cash and cash equivalent balances in the form of money market mutual funds that invest substantially all of their assets in U.S. government securities with financial institutions that management believes are creditworthy. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

        The Company routinely assesses the creditworthiness of its collaborators. The Company has not experienced any material losses related to receivables from collaborators. The Company does not require collateral from its collaborators.

        The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

Property and Equipment

        Property and equipment consists of computer and laboratory equipment, software, office equipment, furniture and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for computer equipment, and five years for laboratory equipment, office equipment, furniture and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

        The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded since inception.

Grant Revenue Recognition

        The Company recognizes grant revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. In 2009, the Company received a research grant from the National Institutes of Health (NIH) to assist in the funding of certain research activities from September 2009 through August 2011. The amount of the award was approximately $7.6 million and as of December 31, 2011, the Company had completed all activities and recognized all revenue related to this grant. In August 2011, the Company received a second research grant from the NIH to assist in the funding of its d-opioid program. The award contemplated funding up to $496,000 during the period from August 15, 2011 through July 31, 2016, subject to availability of funds and successful progression of the program. Through June 6, 2013, the Company had received $338,162 and on June 6, 2013, the Company was informed that no additional funds would be made available. In November 2011, the Company received a research grant for approximately $205,000 from the Michael J. Fox Foundation for the funding of certain research activities from December 2011 through November 2012. As of December 31, 2012, the Company had completed all activities and recognized all revenue related to this grant. The Company recognizes revenue under all three grants in earnings in the period in which the related expenditures are incurred. During the years ended December 31, 2012 and 2013 and the period from November 9, 2007 (date of inception) to December 31, 2013, the Company recognized revenue related to these grants of $407,595, $84,980 and $8,183,297, respectively.

        In November 2010, the Company received a Federal grant from the U.S. Internal Revenue Service for $733,437 under the Qualifying Therapeutic Discovery Project Program. The Qualifying Therapeutic Discovery Project tax credit or grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The funds were awarded for expenses previously incurred for three of the Company's research programs and were recognized as grant revenue when received.

        In May 2009, the Company entered into an Opportunity Grant Program with the Commonwealth of Pennsylvania under which it could receive up to $200,000 based on the achievement of specified headcount and expenditure milestones. The Company met its initial headcount goal and was awarded $100,000 under this program in 2011. This revenue was recognized as received. The Company did not meet its second headcount goal and no additional revenue is expected under this program.

Collaboration Revenue Recognition

        The Company recognizes collaboration revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. In May 2012, the Company entered into a research collaboration

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

with Merck Sharp & Dohme Corporation (Merck), requiring the Company to conduct certain research activities. The Company was paid $400,000 for this work and this revenue was recognized in 2012 when all of the recognition criteria were achieved. The research collaboration agreement was amended in April 2013 for an additional $50,000 for research activities that were completed and thus recognized as revenue in 2013.

Research and Development

        Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel and stock based compensation of our research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities; other supplies; allocated facilities, depreciation and other expenses, which include rent and utilities; insurance; and costs associated with preclinical activities and regulatory operations.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for all periods presented.

Income Taxes

        Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

well as consideration of the available facts and circumstances. As of December 31, 2012 and 2013, the Company does not have any significant uncertain tax positions.

Preferred Stock Warrants

        Freestanding warrants that are related to the purchase of preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the Statements of Operations and Comprehensive Loss. Pursuant to the terms of these warrants, upon the conversion to common stock of the series of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of common stock based upon the conversion ratio of the underlying preferred stock. Upon such conversion of the underlying series of preferred stock, the warrants will be classified as a component of equity and will no longer be subject to re-measurement. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the conversion of the underlying preferred stock. The preferred stock warrants are classified as Level 3 liabilities (see Fair Value Measurements). In November 2013, one of the Company's warrant holders exercised its warrants to purchase 550,000 shares of the Company's Series B preferred stock. Of the remaining 1,225,000 outstanding warrants to purchase preferred stock at December 31, 2013, 1,100,000 were net exercised immediately prior to the consummation of the Company's initial public offering in February 2014. Upon consummation of the Company's initial public offering, the remaining warrant to purchase up to 125,000 shares of the Company's Series B preferred stock was converted into a warrant to purchase up to 20,161 shares the Company's common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which include cash and cash equivalents, grants receivable, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company's loans payable at December 31, 2012 approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. The preferred stock warrants are carried at fair value as disclosed above. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Fair Value Measurements

        ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

        ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

  •
  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

  •
  Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

  •
  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

        To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

        Items measured at fair value on a recurring basis include money market mutual funds, restricted cash and warrants to purchase redeemable convertible preferred stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Assets
Money market mutual funds	$3,050,003	$—	$—	$3,050,003
Restricted cash	214,000	—	—	214,000

Total assets	$3,264,003	$—	$—	$3,264,003

Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$1,393,674	$1,393,674

Total liabilities	$—	$—	$1,393,674	$1,393,674

December 31, 2013
Assets
Money market mutual funds	$35,551,000	$—	$—	$35,551,000
Restricted cash	112,000	—	—	112,000

Total assets	$35,663,000	$—	$—	$35,663,000

Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$350,519	$350,519

Total liabilities	$—	$—	$350,519	$350,519

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth a summary of changes in the fair value of the Company's preferred warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrant Liability
Balance as of December 31, 2011	1,336,543
Amounts acquired or issued	101,707
Changes in estimated fair value	(44,576)

Balance as of December 31, 2012	1,393,674
Amounts acquired or issued	(801,677)
Changes in estimated fair value	(241,478)

Balance as of December 31, 2013	$350,519

        The money market mutual funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2012 or 2013.

        The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants at December 31, 2012 and 1.1 years at December 31, 2013, no dividend yield, weighted average risk-free interest rate of 1.92% and 0.62% at December 31, 2012 and 2013, respectively, fair value of underlying instrument of $1.00 share and $1.13 per share at December 31, 2012 and 2013, respectively, and weighted average volatility of 80% and 71% at December 31, 2012 and 2013, respectively. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The Company accounts for its redeemable convertible preferred stock warrants as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. The warrant liability is recorded on its own line item on the Company's Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        At December 31, 2013, the Company had one stock-based compensation plan, which is more fully described in Note 7. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations and Comprehensive Loss.

        For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black- Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plan for the years ended December 31, 2012 and 2013.

Clinical Trial Expense Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 201 and 2013, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Segment Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company's operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred stock, warrants to purchase preferred stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants to purchase preferred stock, and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares, options and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti- dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the years ended December 31, 2012 and 2013.

Recent Accounting Pronouncements

        On April 5, 2012, the Jump-Start Our Business Startups Act (the JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." The Company is considered an emerging growth company, but has elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        In February 2013, FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ('ASU 2013-02). ASU 2013-02 requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The adoption of this standard did not have a significant impact on its financial position, results of operations or cash flows.

3. Net Loss Per Common Share

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2012	2013
Basic and diluted net loss per common share calculation:
Net loss	$(15,635,658)	(23,251,435)
Accretion of redeemable convertible preferred stock	(316,642)	(333,710)

Net loss attributable to common stockholders	$(15,952,300)	$(23,585,145)

Weighted average common shares outstanding	673,191	793,806

Net loss per share of common stock—basic and diluted	$(23.70)	$(29.71)

        The following outstanding securities at December, 31, 2012 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2012	2013
Redeemable convertible preferred stock	9,689,486	15,707,986
Options outstanding	1,523,156	2,795,746
Warrants	288,705	199,996

Total	11,501,347	18,703,728

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

4. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2012	2013
Laboratory equipment	$1,853,685	1,853,685
Computers and software	416,606	509,109
Office equipment and furniture	185,044	193,781
Leasehold improvements	1,680,125	1,718,922

Total property and equipment	4,135,460	4,275,497
Less accumulated depreciation and amortization	(3,225,659)	(3,932,438)

Property and equipment, net	$909,801	$343,059

        Depreciation and amortization expense was $787,522 and $706,779 for the years ended December 31, 2012 and 2013, respectively, and $3,966,150 for the period from November 9, 2007 (date of inception) to December 31, 2013.

5. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2013
Compensation and benefits	$745,820	$859,444
Clinical trial fees	269,367	762,687
Other research and development expenses	164,777	507,845
Professional services	60,855	24,005
Other accrued expenses and other current liabilities	40,841	4,811

Total accrued expenses and other current liabilities	$1,281,660	$2,158,792

6. Loans Payable

        In September 2008, the Company entered into an equipment loan facility with a bank (the Bank Facility) that provided for borrowings up to $1,500,000, subject to certain conditions, through February 2009. Borrowings under the Bank Facility were used to finance laboratory equipment, office equipment, furnishings and, up to specified maximum percentages, software and leasehold improvements. Borrowings were secured by the related assets. In November 2011, the Company repaid the outstanding balance of the loan, plus a final payment equal to 2% of the amount borrowed. Interest expense related to the Bank Facility was $259,993 for the period from November 9, 2007 (date of inception) to December 31, 2013. In connection with the Bank Facility, the Company incurred financing costs of $13,768, which were included in other assets and amortized to interest expense over the term of the Bank Facility. Amortization expense of these deferred financing costs was $13,768 for the period from November 9, 2007 (date of inception) to December 31, 2013. In connection with the borrowings under

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

6. Loans Payable (Continued)

the Bank Facility, the Company issued a ten-year warrant to purchase 2,419 shares of common stock at $0.06 per share, exercisable through June 2018.

        In November 2009, the Company entered into an equipment loan facility with the Commonwealth of Pennsylvania (the PA Facility) that provided for borrowings of up to $815,278 subject to certain conditions. Borrowings under the PA Facility were used to finance laboratory equipment and computer equipment. Borrowings were secured by the related assets. In December 2012, the Company repaid the outstanding balance of the loan. Interest expense related to the PA Facility was $9,970 for the year ended December 31, 2012 and $50,333 for the period from November 9, 2007 (date of inception) to December 31, 2013. In connection with the PA Facility, the Company incurred financing costs of $13,745, which were included in other assets and amortized to interest expense over the term of the PA Facility. Amortization expense of these deferred financing costs was $7,137 for the year ended December 31, 2012 and $13,745 for the period from November 9, 2007 (date of inception) to December 31, 2013.

        In December 2011, the Company entered into a loan facility with Comerica Bank (the Comerica Facility) that provided for borrowings of up to $5,300,000 subject to certain conditions. Borrowings under the Comerica Facility were used to fund working capital for general business requirements and were secured by the assets of the Company, excluding intellectual property. The facility bore interest at the prime rate plus a 1% margin. The Company drew down the entire amount available under the Comerica Facility during 2012. The borrowings were being repaid in 30 equal monthly installments, plus interest, beginning November 1, 2012. As of December 31, 2012, $4,946,667 of borrowings were outstanding under the Comerica Facility. Interest expense related to the Comerica Facility was $150,751 and $64,292 for the years ended December 31, 2012 and 2013, respectively, and $215,043 for the period from November 9, 2007 (date of inception) to December 31, 2013. On May 3, 2013, the Company used a portion of the proceeds from the Series C Preferred Stock (Note 6) to repay the remaining Comerica Facility outstanding balance of $4,073,485, including unpaid interest and fees.

        In connection with the Comerica Facility, the Company incurred financing costs of $62,034, which were included in other assets at December 31, 2012 and were being amortized to interest expense over the term of the Comerica Facility until May 3, 2013 when the financing costs were fully expensed. Amortization expense of these deferred financing costs was $18,464 and $42,047 for the years ended December 31, 2012 and 2013, respectively, and $62,034 for the period from November 9, 2007 (date of inception) to December 31, 2013. In connection with the borrowings under the Comerica Facility, the Company issued a ten-year warrant to purchase 125,000 shares of Series B preferred stock at $1.00 per share, exercisable through December 2021. The Company recorded a total of $101,707 as debt discount related to the estimated fair value of the preferred stock warrants issued, with a corresponding credit to the preferred stock warrant liability. The debt discount was being amortized to interest expense over the term of the Comerica Facility. Interest expense related to the amortization of the debt discount was $23,247 and $78,460 for the years ended December 31, 2012 and 2013, respectively, and $101,107 for the period from November 9, 2007 (date of inception) to December 31, 2013.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity

        On January 4, 2008, the Company authorized the sale and issuance of up to 25,000,000 shares of Series A Convertible Preferred Stock (the Series A). On January 7, 2008, the Company completed the first closing of its sale of the Series A and issued 501,562 shares at $1.00 per share generating gross proceeds of $501,562. On January 31, 2008, the Company completed a second closing of its sale of the Series A and issued an additional 4,514,062 shares at $1.00 per share generating gross proceeds of $4,514,062. Costs associated with these offerings were $200,137. In September 2008, the Company completed a third closing of its sale of the Series A and issued an additional 8,025,000 shares at $1.00 per share generating gross proceeds of $8,025,000. Costs associated with this offering were $2,154. On June 30, 2009, the Company completed a fourth closing of its sale of the Series A and issued 11,034,375 shares at $1.00 per share generating gross proceeds of $11,034,375. Costs associated with this offering were $561. On November 16, 2009, the Company amended the stock purchase agreement associated with the Series A financing and issued an additional 1,000,000 shares at $1.00 per share generating gross proceeds of $1,000,000. Costs associated with this offering were $3,398. All offering costs associated with the Series A are being accreted into the carrying value of the Series A until its redemption date, adjusted on July 8, 2010 from January 2014 to July 2016.

        On July 8, 2010, the Company authorized the sale and issuance of up to 35,000,000 shares of Series B Preferred Stock (the Series B) and up to 4,300,000 of Series B-1 Preferred Stock (the Series B-1). In connection with the authorization of the Series B and the Series B-1, the Company also authorized the sale and issuance of warrants to purchase up to 1,700,000 shares of the Series B-1 (the Series B-1 Warrants). On July 8, 2010, the Company completed the first closing of its sale of the Series B and issued 17,500,000 shares at $1.00 per share generating gross proceeds of $17,500,000. Costs associated with this offering were $38,568. On July 8, 2011, the Company completed its second closing, issuing 5,700,000 shares of its Series B at $1.00 per share and 1,800,000 shares of its Series B-1 at $1.00 per share. Costs associated with this offering were $8,229. On December 15, 2011, the Company completed its third closing issuing 7,600,000 shares of its Series B at $1.00 per share and 2,400,000 shares of its Series B-1 at $1.00 per share. Costs associated with this offering were $4,989. All offering costs associated with the Series B and Series B-1 are being accreted into the carrying value of the preferred stock until its redemption date in July 2016.

        In connection with the issuance of the Series B-1 shares in the second and third closings, the Series B-1 shareholders received ten-year warrants to purchase a total of 1,650,000 shares of the Company's Series B-1 Preferred Stock at an exercise price of $1.00 per share. The estimated fair value of the preferred stock warrants on the dates of issuance of $1,347,428 was recorded as a reduction to the carrying value of the Series B-1 Preferred stock and is being accreted into the carrying value of the Series B-1 until its redemption date in July 2016. The preferred stock warrants were recorded as a liability pursuant to the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity and are revalued at each reporting period to reflect any changes in fair value. In November 2013, one of the Company's warrant holders exercised its warrants to purchase 550,000 shares of the Company's Series B preferred stock. Of the remaining 1,225,000 outstanding warrants to purchase preferred stock at December 31, 2013, 1,100,000 were net exercised immediately prior to the consummation of the Company's initial public offering in February 2014. Upon consummation of the Company's initial public offering, the remaining warrant to purchase up to 125,000 shares of the

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity (Continued)

Company's Series B preferred stock was converted into a warrant to purchase up to 20,161 shares the Company's common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital.

        In May, 2013, the Company authorized the sale and issuance of up to 37,000,000 shares of Series C Preferred Stock (the Series C). On May 3, 2013, the Company completed the closing of its sale of the Series C and issued 36,764,704 shares at $1.632 per share generating gross proceeds of $59,999,997. Costs associated with this offering were $81,080. All offering costs associated with the Series C were recorded as a discount and are being accreted into the carrying value of the Series C until its redemption date in July 2016.

        Each share of the Series A, the Series B, the Series B-1 and the Series C preferred stock is convertible into approximately 0.1613 shares of common stock at any time at the option of the holder. The preferred stock is automatically convertible in the event of (i) an initial public offering at a price of at least $4.00 per share of common stock (subject to adjustment to reflect stock splits, stock dividends, stock combinations, recapitalizations and like occurrences) and net proceeds to the Company of at least $40 million; or (ii) the affirmative vote or written consent of the holders of at least 60% of shares of the preferred stock then outstanding. Each share of Series A, B or B-1 preferred stock is also subject to a special mandatory conversion feature. In the event that any holder of shares of Series A, B or B-1 preferred stock does not participate in a Qualified Financing (as defined in the Company's Certificate of Incorporation) by purchasing, in the aggregate, in such Qualified Financing and within the time period specified by the Company, such holder's pro rata amount, then such holder's shares of preferred stock will automatically convert into common stock at the respective Conversion Price (as defined). The Company evaluated each series of its Preferred Stock and determined that each individual series is considered an equity host under ASC 815. As a result of the Company's conclusion that the Preferred Stock represents an equity host, the conversion feature of all series of Preferred Stock is considered to be clearly and closely related to the associated Preferred Stock host instrument. Accordingly, the conversion feature of all series of Preferred Stock is not considered an embedded derivative that requires bifurcation. The Company accounts for potential beneficial conversion features under FASB ASC Topic 470-20, Debt with Conversion and Other Options. At the time of each of the issuances of Preferred Stock, the Company's common stock into which each series of the Company's Preferred Stock is convertible had an estimated fair value less than the effective conversion prices of the Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates.

        Holders of the preferred stock are entitled to receive non-cumulative dividends at the rate of 8% of the applicable purchase price per share per annum if and when declared by the board of directors. No dividends have been declared through December 31, 2013.

        Holders of the preferred stock, voting as a class, are entitled to elect five members of the board of directors.

        Holders of the Series A, the Series B, and the Series B-1 are entitled to a liquidation preference in an amount equal to $1.00 per share plus all declared and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merges with or is acquired by another entity. Holders of the Series C are entitled to a liquidation preference in an

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity (Continued)

amount equal to $1.632 per share plus all declared and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merges with or is acquired by another entity.

        At any time on or after July 8, 2016, the holders of at least 60% of the outstanding shares of the preferred stock may require the Company to redeem, in three annual installments beginning on the date of the initial redemption, all of the outstanding shares of the preferred stock for an amount equal to the original issue price per share plus any declared and unpaid dividends.

Common Stock

        The Company was authorized to issue 85,000,000 and 132,000,000 shares of common stock as of December 31, 2012 and 2013, respectively. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all stock options and warrants.

        Holders of the common stock, voting as a class, are entitled to elect one member of the board of directors.

Restricted Stock Agreements

        In connection with the formation of the Company, 373,548 shares of restricted common stock were sold to the Company's initial shareholders at a price of $0.0062 per share. The restricted stock agreements imposed transfer restrictions on the unvested shares of common stock and provided the Company with certain repurchase rights. The restricted shares vested ratably over four years from the time of grant.

        In March 2008, the Company sold 256,451 shares of restricted common stock to four individuals in consideration for the performance of certain services. The Company received proceeds of $9,420 and recorded expense of $6,480 in 2008 related to the issuance of these shares. The restricted stock agreements imposed transfer restrictions on the unvested shares of common stock and provided the Company with certain repurchase rights. The restricted shares vested over periods ranging from two to four years from time of grant. Of these shares, 140,322 were sold under the 2008 Equity Incentive Plan discussed below.

        In August 2009, the Company sold 81,290 shares of restricted common stock to one individual which were subsequently adjusted in November 2009 to 16,129 shares of fully vested common stock in consideration for the performance of certain services. The Company received proceeds of $100 and recorded expense of $900 in 2009 related to the issuance of these shares.

        In May 2010, the Company repurchased 21,169 shares of restricted common stock in association with the voluntary termination of one individual for a price of $1,312.

        There were no unvested shares of common stock that remain subject to repurchase rights as of December 31, 2013.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity (Continued)

2008 Equity Incentive Plan

        In January 2008, the Company adopted the 2008 Equity Incentive Plan (the Plan), amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 that authorizes the Company to grant up to 3,310,990 shares of common stock to eligible employees, directors and consultants to the Company, in the form of restricted stock and stock options. The amount, terms of grants and exercisability provisions are determined by the board of directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

        The estimated grant-date fair value of the Company's share-based awards is amortized ratably over the awards' service periods. Share-based compensation expense recognized was as follows:

	Year Ended December 31,
			Period from November 9, 2007 (date of inception) to December 31, 2013
	2012	2013
Research and development	$124,879	$609,483	$894,995
General and administrative	51,429	318,513	470,255

Total stock-based compensation	$176,308	$927,996	$1,365,250

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2011	159,523	1,563,895	0.56	8.55
Granted	(221,770)	221,770	0.68
Exercised	—	(28,459)	0.12
Forfeitures	234,050	(234,050)	0.68

Balance, December 31, 2012	171,803	1,523,156	0.56	7.89
Authorized	1,459,514	—
Granted	(1,730,156)	1,730,156	3.73
Exercised		(275,262)	0.30
Forfeitures	182,304	(182,304)	0.95

Balance, December 31, 2013	83,465	2,795,746	2.52	8.45

Vested or expected to vest at December 31, 2013		2,795,746	2.52	8.45

Exercisable at December 31, 2013		996,263	0.90	7.09

        The intrinsic value of our 996,263 options exercisable as of December 31, 2013 was $6.1 million, based on a per share price of $7.00, the Company's initial public offering price, and a weighted average

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity (Continued)

exercise price of $0.90 per share. The intrinsic value of our 1,799,483 unvested options as of December 31, 2013 was $6.4 million, based on a per share price of $7.00, the Company's initial public offering price, and a weighted average exercise price of $3.45 per share.

        The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company's common stock, assumptions related to the expected price volatility of the Company's stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company's stock.

        The per-share weighted-average grant date fair value of the options granted to employees during 2012 and 2013 was estimated at $0.56 and $2.52, respectively, per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2013
Risk-free interest rate	1.92%	1.52%
Expected term of options (in years)	6.1	6.1
Expected volatility	80.0%	80.5%
Dividend yield	0.00%	0.00%

        The weighted-average valuation assumptions were determined as follows:

  •
  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

  •
  Expected term of options: The Company estimated the expected life of its employee stock options using the "simplified" method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

  •
  Expected stock price volatility: The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would have decreased the fair value of the underlying instrument.

  •
  Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

7. Redeemable Convertible Preferred Stock and Stockholder's Equity (Continued)

    continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

  •
  Estimated forfeiture rate: The Company's estimated annual forfeiture rate on 2013 stock option grants was 5%, based on the historical forfeiture experience.

        The fair value of the Company's common stock, prior to the Company's initial public offering, was determined by its board of directors with assistance of its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company's preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company's financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involve a significant level of judgment.

        As of December 31, 2013, there was $4.1 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted average remaining period of 2.02 years.

Shares Reserved for Future Issuance

        At December 31, 2013, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	2,795,746
Common stock options and restricted stock available for future grant	83,465
Series A Preferred Stock	4,044,340
Series B Preferred Stock	4,967,732
Series B-1 Preferred Stock	766,129
Series C Preferred Stock	5,929,785
Preferred and Common Stock warrants outstanding	199,996

18,787,193

2013 Equity Incentive Plan

        The Company has adopted a 2013 Equity Incentive Plan, or the 2013 plan. The 2013 plan became effective upon the initial public offering in February 2014. As of the time the 2013 plan became effective, no further grants may be made under the 2008 Equity Incentive Plan, or 2008 plan. The 2013 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

8. Commitments and Contingencies

Licenses

        On May 3, 2013, the Company entered into an option agreement and a license agreement with Forest, under which the Company granted to Forest an exclusive option to license its product candidate, TRV027. If Forest exercises this option, the license agreement between the Company and Forest will become effective and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Under the option agreement, the Company will conduct, at its expense, a Phase 2b trial of TRV027 in acute heart failure. Forest may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Forest. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or with respect to TRV027, Forest has the right to renegotiate the terms of the license agreement. If Forest exercises such right, its option will expire and the Company will be obligated to negotiate in good faith with Forest for a period of time the terms of any new arrangement. If the Company and Forest are unable to agree on the terms of any new arrangement during such period of time, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Forest during the negotiations.

        If Forest does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that event, the Company would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on its own.

        If Forest exercises the option, Forest will have the sole and exclusive right under the license agreement, at its sole cost and expense, to develop and commercialize TRV027 and specified related compounds throughout the world. At the Company's request, Forest will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties.

        The Company received no consideration upon the grant of the option to Forest. If Forest exercises the option, the Company could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. The Company could also receive tiered royalties between 10% and 20% on worldwide net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

        If Forest exercises the option and the license agreement becomes effective, both Forest and the Company would have the right to terminate the license agreement in the event of an uncured material breach or insolvency of the other party. In addition, Forest would be permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Forest would terminate, and Forest would grant the Company an exclusive royalty bearing license under specified

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

8. Commitments and Contingencies (Continued)

patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

        If Forest elects to exercise its option, the term of the royalty on sales of TRV027 for a given country would extend until the first to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest's obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee. Forest participated in the Series C Preferred Stock financing (Note 6) and purchased $30 million of Series C Preferred Stock. Because the Series C Preferred Stock was acquired at the same time as the option agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Preferred Stock should be allocated in the financial statements in a manner differently than the price stated in the agreement. The Series C Preferred Stock acquired by Forest was acquired at the same time and at the same price per share as all of the other investors in the Series C Preferred Stock financing and therefore the preferred stock sold to Forest was deemed to be issued at fair value and no value was allocated to the option agreement.

Operating Leases

        The Company leases office and laboratory space in Pennsylvania. In addition, the Company leases vivarium space in Pennsylvania. The vivarium lease can be terminated at any time upon 90 days' written notice by the Company. The Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In July 2013, the Company extended the lease for the Company's office and laboratory lease in Pennsylvania until September 2020, with a Company option to terminate the lease in December 2017 with a required termination payment of $131,902.

        Rent expense under operating leases was $438,173 and $459,288 in 2012 and 2013, respectively, and $2,146,916 for the period from November 9, 2007 (date of inception) to December 31, 2013.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

8. Commitments and Contingencies (Continued)

        Future minimum lease payments, including termination fees, under noncancelable lease agreements as of December 31, 2013, are as follows:

Operating Lease
2014	$226,313
2015	232,688
2016	239,064
2017	356,622

Total minimum lease payments	$1,054,687

        The Company had deferred rent of $347,033 at December 31, 2013. This balance related entirely to the Pennsylvania office and laboratory lease.

Legal Proceedings

        The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

9. Income Taxes

        The Company provides for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        The Company did not record a current or deferred income tax expense or benefit since its inception.

        The Company's loss before income taxes was $15,635,658 and $23,251,435 for the years ended December 31, 2012 and 2013, respectively, and was generated entirely in the United States.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

9. Income Taxes (Continued)

        Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following:

	December 31,
	2012	2013
Deferred tax assets:
Net operating losses	$3,116,214	$5,159,176
Research and development credits	1,653,174	2,801,924
Research and development expenses capitalized for tax purposes	20,042,703	26,936,217
Deferred rent	40,350	140,873
Depreciation	487,224	652,104
Other temporary differences	497,268	628,296

Total deferred tax assets	25,836,933	36,318,590
Deferred tax liabilities:
Prepaid expenses	(44,561)	(80,311)

Total deferred tax liabilities	(44,561)	(80,311)

Net deferred tax assets	25,792,372	36,238,279
Less valuation allowance	(25,792,372)	(36,238,279)

Net deferred tax asset	$—	$—

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2012 and 2013. The valuation allowance increased by $6,432,425 and $10,445,907 during the years ended December 31, 2012 and 2013, respectively, due primarily to the generation of net operating losses during the periods.

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

9. Income Taxes (Continued)

        A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2012	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Permanent Differences	0.0%	(0.5)%
State taxes, net of federal benefit	6.6%	6.5%
Research and development credit	0.0%	1.9%
Change in valuation allowance	(40.6)%	(41.9)%

Effective income tax rate	0.0%	0.0%

        As of December 31, 2012 and 2013, the Company had U.S. federal net operating loss carryforwards of $7,674,369 and $12,707,112, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027. As of December 31, 2012 and 2013, the Company also had U.S. state net operating loss carryforwards of $7,688,430 and $12,721,173, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027.

        As of December 31, 2012 and 2013, the Company had federal research and development tax credit carryforwards of $1,499,073 and $2,524,082, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2027. As of December 31, 2012 and 2013, the Company had state research and development tax credit carryforwards of approximately $233,487and $420,974, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2022.

        Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

        The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2013, the Company had no accrued interest or penalties related

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

9. Income Taxes (Continued)

to uncertain tax positions and no amounts have been recognized in the Company's Statements of Operations and Comprehensive Loss.

        For all years through December 31, 2013, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The American Tax Relief Act of 2012, enacted January 2, 2013, retroactively reinstated the research and development credit for 2012 and 2013. Accordingly, in 2013 we recorded credits of approximately $586 thousand related to 2012 as a result of the retroactive reinstatement.

        The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2012. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

10. Related-Party Transactions

        The Company has consulting agreements with two founding scientists and shareholders, under which $90,000 and $65,750 was paid in 2012 and 2013, respectively, and $515,750 was paid for the period from November 9, 2007 (date of inception) to December 31, 2013. The consulting agreements are currently ongoing and can be terminated with 30 days' notice.

11. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible contributions and 50% of the next 2% of eligible contributions. During 2012, 2013 and the period from November 9, 2007 (date of inception) through December 31, 2013, the Company provided matching contributions of $213,866, $175,943 and $769,271, respectively.

12. Subsequent Events

        As disclosed in Note 1, on February 5, 2014, 9,250,000 shares of common stock were sold on the Company's behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of the Company's initial public offering of the over-allotment option granted to them in connection with the initial public offering, 270,449 additional shares of common stock were sold on the Company's behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately

TREVENA, INC.

(A Development-Stage Company)

Notes to Financial Statements (Continued)

December 31, 2013

12. Subsequent Events (Continued)

$1.9 million. In addition, as part of the initial public offering, all of the Company's outstanding convertible preferred stock, and a portion of its warrants were net exercised, into aggregate total of 15,649,686 shares of common stock. Upon consummation of the initial public offering in February 2014, the remaining warrant to purchase up to 125,000 shares of our Series B preferred stock was converted into a warrant to purchase up to 20,161 shares our common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

        Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Annual Report on Form 10-K have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2014 annual meeting of stockholders.

Executive Officers

        The information concerning our executive offers required by this Item 10 is incorporated herein by reference to the information provided under the caption "Executive Officers" in our definitive proxy statement related to the 2014 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2014 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption "Governance of the Company" in our definitive proxy statement related to the 2014 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2014 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2014 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2014 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2014 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  Report of Independent Registered Public Accounting Firm.

  Balance Sheets as of December 31, 2012 and 2013.

  Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2013 and for the period from November 9, 2007 (date of inception) to December 31, 2013.

  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2012and 2013 and for the period from November 9, 2007 (date of inception) to December 31, 2013.

  Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2013 and for the period from November 9, 2007 (date of inception) to December 31, 2013.

  Notes to Financial Statements for the years ended December 31, 2012and 2013 and for the period from November 9, 2007 (date of inception) to December 31, 2013.

(b)
EXHIBITS

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen stock certificate evidencing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.1	*	License Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.2	*	Option Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.3		Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.4		Warrant to purchase shares of Common Stock issued to Silicon Valley Bank, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.5		Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

10.6		Commercial Lease Agreement, dated as of August 4, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.7		Amendment No. 1 to Commercial Lease Agreement, dated as of December 8, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.8		Amendment No. 2 to Commercial Lease Agreement, dated as of July 3, 2013, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.9	+	2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.10	+	Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.11	+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.12	+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.13	+	Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.14	+	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.15	+	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.16	+	Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.17	+	Employment Agreement, dated as of February 4, 2014, by and between the Registrant and Maxine Gowen.

10.18	+	Employment Agreement, dated as of February 4, 2014, by and between the Registrant and Michael Lark.

10.19	+	Employment Agreement, dated as of September 3, 2013, by and between the Registrant and Roberto Cuca (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.20	+	Employment Agreement, dated as of February 4, 2014, by and between the Registrant and David Soergel.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page hereto.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2014

TREVENA, INC.
By:	/s/ MAXINE GOWEN Maxine Gowen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAXINE GOWEN Maxine Gowen	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2014
/s/ ROBERTO CUCA Roberto Cuca	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Chairman, Board of Directors	March 20, 2014
Farah Champsi	Director	March 20, 2014
/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	March 20, 2014
Terrance G. McGuire	Director	March 20, 2014

Signature	Title	Date

/s/ CHRISTOPHER K. MIRABELLI, PH.D. Christopher K. Mirabelli, Ph.D.	Director	March 20, 2014
Francois Nader	Director	March 20, 2014
/s/ JAKE R. NUNN Jake R. Nunn	Director	March 20, 2014
/s/ DAVID F. SOLOMON David F. Solomon	Director	March 20, 2014

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen stock certificate evidencing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.1	*	License Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.2	*	Option Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.3		Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.4		Warrant to purchase shares of Common Stock issued to Silicon Valley Bank, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.5		Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

10.6		Commercial Lease Agreement, dated as of August 4, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.7		Amendment No. 1 to Commercial Lease Agreement, dated as of December 8, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.8		Amendment No. 2 to Commercial Lease Agreement, dated as of July 3, 2013, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.9	+	2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.10	+	Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.11	+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.12	+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.13	+	Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.14	+	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.15	+	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.16	+	Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.17	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Maxine Gowen.

10.18	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Michael Lark.

10.19	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Roberto Cuca.

10.20	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and David Soergel.

10.21	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Rosamond Deegan.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page hereto.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates management contract or compensatory plan.

*
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.