Form 10-Q
period 2014-03-31
TREVENA INC
filed 2014-05-09
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Registrant’s telephone number, including area code: (610) 354-8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value                                                   Shares outstanding as of May 5, 2014: 26,357,423

		Page
PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Balance Sheets as of December 31, 2013 and March 31, 2014 (unaudited)	2
	Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2013 and 2014 and period from November 9, 2007 (date of inception) to March 31, 2014	3
	Statements of Redeemable Convertible Preferred Stock and Stockholder’s (Deficit) Equity (unaudited) for the period from January 1, 2014 to March 31, 2014	4
	Statements of Cash Flow (unaudited) for the three months ended March 31, 2013 and 2014 and period from November 9, 2007 (date of inception) to March 31, 2014	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		25

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

(A Development Stage Company)

Balance Sheets (Unaudited)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$37,965,198	$91,344,666
Prepaid expenses and other current assets	1,957,765	3,395,364
Offering costs	1,999,279	—
Total current assets	41,922,242	94,740,030
Property and equipment, net	343,059	257,864
Restricted cash	112,000	112,000
Other assets	15,625	45,300
Total assets	$42,392,926	$95,155,194
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$545,053	$3,084,016
Accrued expenses and other current liabilities	2,158,792	1,775,505
Deferred rent	33,114	34,707
Total current liabilities	2,736,959	4,894,228
Deferred rent, net of current portion	313,919	307,374
Warrant liability	350,519	106,341
Total liabilities	3,401,397	5,307,943
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 25,074,999 and 0 shares authorized, 25,074,999 and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014 respectively, (liquidation preference of $25,074,999 at December 31, 2013)	25,024,373	—
Series B convertible preferred stock, $0.001 par value; 35,500,000 and 0 shares authorized, 30,800,000 and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively (liquidation preference of $30,800,000 at December 31, 2013)	30,778,700	—
Series B-1 convertible preferred stock, $0.001 par value; 6,000,000 and 0 shares authorized, 4,750,000 and 0 shares issued and outstanding at December 31, 2013 and 2014, respectively (liquidation preference of $4,200,000 at December 31, 2013)	4,823,079	—
Series C convertible preferred stock, $0.001 par value; 37,000,000 and 0 shares authorized, 36,764,704 and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively (liquidation preference of $59,999,997 at December 31, 2013)	59,935,986	—
Total redeemable convertible preferred stock	120,562,138	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 132,000,000 shares authorized, 957,756 and 26,232,941 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	958	26,233
Additional paid-in capital	697,283	181,463,282
Deficit accumulated during the development stage	(82,268,850)	(91,642,264)
Total stockholders’ (deficit) equity	(81,570,609)	89,847,251
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$42,392,926	$95,155,194

See accompanying notes to financial statements.

TREVENA, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,		Period From November 9, 2007 (date of inception) to
	2013	2014	March 31, 2014
Revenue:
Grant revenue	$41,201	$—	$9,016,734
Collaboration revenue	—	—	450,000
Total revenue	41,201	—	9,466,734
Operating expenses:
General and administrative	761,437	2,020,865	20,748,841
Research and development	2,115,066	7,633,509	80,408,153
Total operating expenses	2,876,503	9,654,374	101,156,994
Loss from operations	(2,835,302)	(9,654,374)	(91,690,260)
Other income (expense):
Change in fair value of warrant liability	10,255	98,922	395,861
Miscellaneous income	—	176,015	300,052
Interest income	—	6,023	76,553
Interest expense	(58,241)	—	(675,768)
Total other income (expense)	(47,986)	280,960	96,698
Net loss and comprehensive loss	(2,883,288)	(9,373,414)	(91,593,562)
Accretion of redeemable convertible preferred stock	(79,161)	(28,521)	(850,530)
Net loss attributable to common stockholders	$(2,962,449)	$(9,401,935)	$(92,444,092)
Per share information:
Net loss per share of common stock, basic and diluted	$(4.30)	$(0.59)
Weighted average shares outstanding, basic and diluted	689,266	16,023,497

See accompanying notes to financial statements.

TREVENA, INC.

(A Development Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)

For the period from January 1, 2014 to March 31, 2014

										Stockholders’ (Deficit) Equity
													Deficit
	Redeemable Convertible Preferred Stock									Common Stock			Accumulated	Total
	Series A		Series B		Series B-1		Series C				$0.001	Additional	During the	Stockholders’
	Number of		Number of		Number of		Number of			Number of	Par	Paid-in	Development	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Value	Capital	Stage	Equity
Balance, January 1, 2014	25,074,999	$25,024,373	30,800,000	$30,778,700	4,750,000	$4,823,079	36,764,704	$59,935,986	$120,562,138	957,756	$958	$697,283	$(82,268,850)	$(81,570,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	527,302	—	527,302
Exercise of stock options	—	—	—	—	—	—	—	—	—	26,450	26	3,413	—	3,439
Accretion of Series A, Series B/B-1 and Series C convertible preferred stock to its redemption value	—	1,688	—	709	—	23,990	—	2,134	28,521	—	—	(28,521)	—	(28,521)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026,061)	—	—	—	—	—	—	(25,026,061)	4,044,354	4,044	25,022,017	—	25,026,061
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,779,409)	—	—	—	—	(30,779,409)	4,967,741	4,968	30,774,441	—	30,779,409
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)	(4,847,069)	—	—	(4,847,069)	766,129	766	4,846,303	—	4,847,069
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	(36,764,704)	(59,938,120)	(59,938,120)	5,929,789	5,930	59,932,190	—	59,938,120
Net conversion of preferred stock warrants to common stock upon initial public offering	—	—	—	—	—	—	—	—	—	20,273	20	(20)	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	—	—	—	145,256	—	145,256
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	9,520,449	9,521	59,543,618	—	59,553,139
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,373,414)	(9,373,414)
Balance, March 31, 2014	—	$—	—	$—	—	$—	—	$—	$—	26,232,941	$26,233	$181,463,282	$(91,642,264)	$89,847,251

See accompanying notes to financial statements.

TREVENA, INC.

(A Development Stage Company)

Statements of Cash Flows

	Three Months Ended March 31,		Period From November 9, 2007 (date of inception) to
	2013	2014	March 31, 2014
Operating activities:
Net loss	$(2,883,288)	$(9,373,414)	$(91,593,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,474	105,824	4,071,974
Stock-based compensation	39,724	527,302	1,892,552
Issuance of restricted stock for consulting services	—	—	7,380
Issuance of common stock for a license agreement	—	—	1,250
Noncash interest expense on loans	13,530	—	190,438
Loss on disposal of assets	—	—	5,062
Revaluation of preferred stock warrant liability	(10,255)	(98,922)	(395,861)
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	(4,931)	532,005	(3,508,732)
Restricted cash	—	—	(112,000)
Accounts payable and accrued expenses	17,695	2,150,724	5,181,064
Net cash used in operating activities	(2,634,051)	(6,156,481)	(84,260,435)
Investing activities:
Purchase of property and equipment	(6,417)	(20,629)	(4,323,662)
Net cash used in investing activities	(6,417)	(20,629)	(4,323,662)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	—	119,735,880
Proceeds from the sale of restricted common stock	—	—	11,836
Proceeds from exercise of common stock options	1,303	3,439	90,457
Proceeds from exercise of preferred stock warrants	—	—	550,000
Proceeds from loans payable	—	—	7,615,278
Proceeds from issuance of common stock, net	—	59,553,139	59,553,139
Repurchase of restricted stock	—	—	(1,312)
Repayment of loans payable	(530,000)	—	(7,615,278)
Capital lease payments	—	—	(11,237)
Net cash provided by financing activities	(528,697)	59,556,578	179,928,763
Net increase (decrease) in cash and cash equivalents	(3,169,165)	53,379,468	91,344,666
Cash and cash equivalents—beginning of period	6,738,659	37,965,198	—
Cash and cash equivalents—end of period	$3,569,494	$91,344,666	$91,344,666
Supplemental disclosure of cash flow information:
Fair value of preferred stock warrants issued	$—	$—	$1,449,135

See accompanying notes to financial statements.

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

1. Organization and Description of the Business

Trevena, Inc. (the Company) is a development stage biopharmaceutical company that was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a drug discovery company focused on discovering and developing pharmaceutical products targeting G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania. The Company’s revenue has been derived from research grants and a research collaboration with a pharmaceutical company.

Reverse Stock Split

During 2013, the Company’s Board of Directors and stockholders approved a one-for-6.2 reverse stock split of the Company’s Common Stock which became effective on October 30, 2013. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split

Initial Public Offering

On February 5, 2014, 9,250,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of the Company’s initial public offering of the over-allotment option granted to them in connection with the initial public offering, 270,449 additional shares of common stock were sold on the Company’s behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. In addition, as part of the initial public offering, all of the Company’s outstanding convertible preferred stock was converted, and a portion of its warrants were net exercised, into an aggregate of 15,728,286 shares of common stock.

The Company paid to the underwriters underwriting discounts and commissions of approximately $4.6 million in connection with the initial public offering. In addition, the Company incurred expenses of approximately $2.5 million in connection with the initial public offering. Thus, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.6 million.

Following the completion of the initial public offering, there is a warrant exercisable to purchase 20,161 shares of our common stock at an exercise price of $6.20 per share, which expires in December 2021. There is also a warrant exercisable to purchase 2,419 shares of our common stock at an exercise price of $0.06 per share, which expires in June 2018.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2014, the Company had an accumulated deficit of $91,642,264 and will require substantial additional capital to fund its research and development. The net proceeds from the Company’s initial public offering, together with its preexisting cash and cash equivalents, will enable it to fund its operating expenses and capital expenditure requirements through the end of 2015, without giving effect to a potential option payment and, if the option is exercised, potential milestone payments the Company may receive under its option and license agreements with Forest Laboratories Holdings Limited. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, and the expansion of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

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

Unaudited Interim Financial Information

The accompanying condensed Balance Sheet as of March 31, 2014, and Statements of Operations and Comprehensive Loss and Statements of Cash Flows for the three months ended March 31, 2013 and 2014 and the period from November 9, 2007 (date of inception) to March 31, 2014 and the Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity from January 1, 2014 to March 31, 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2014 and the results of its operations, its comprehensive loss and its cash flows for the three months ended March 31, 2013 and 2014 and the period from November 9, 2007 (date of inception) to March 31, 2014. The financial data and other information disclosed in these notes related to the three months ended March 31, 2013 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified preferred and common stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents subject the Company to concentrations of credit risk. However, the Company has invested in U.S. government securities with one month maturity terms and money market mutual funds that invest substantially all of their assets in U.S. government securities. Cash equivalents are valued at cost, which approximates their fair market value.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include money market mutual funds, restricted cash and warrants to purchase redeemable convertible preferred stock and common stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets
Money market mutual funds	$35,551,000	$—	$—	$35,551,000
Restricted cash	112,000	—	—	112,000
Total assets	$35,663,000	$—	$—	$35,663,000
Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$350,519	$350,519
Total liabilities	$—	$—	$350,519	$350,519
March 31, 2014
Assets
Money market mutual funds	$10,275,000	$—	$—	$10,275,000
U.S. Treasury Bills (one month maturity)	79,998,000	—	—	79,998,000
Restricted cash	112,000	—	—	112,000
Total assets	$90,385,000	$—	$—	$90,385,000
Liabilities
Warrants to purchase common stock	$—	$—	$106,341	$106,341
Total liabilities	$—	$—	$106,341	$106,341

The U.S. Treasury Bills and money market mutual funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2013 or 2014.

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

The following table sets forth a summary of changes in the fair value of the Company’s warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2013	$350,519
Amounts acquired or issued	—
Changes in estimated fair value	(98,922)
Amounts reclassified to additional paid-in capital	(145,256)
Balance as of March 31, 2014	$106,341

In connection with the issuance of the Company’s Series B-1 preferred shares, shareholders received warrants to purchase shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. Upon the Company’s initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $106,341 at March 31, 2014 as it contains a cash settlement feature upon certain strategic transactions.

The fair value of the warrants on the date of issuance and the fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at December 31, 2013 and March 31, 2014:

	December 31, 2013		March 31, 2014
	Series B-1 preferred stock warrant liability	Series B preferred stock warrant liability	Common stock warrant liability
Estimated remaining term	0.25 years	8.4 years	8.2 years
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.38%	2.75%	2.42%
Fair value of underlying instrument	$7.00	$7.00	$7.86
Volatility	71%	70%	74%

The warrant liability is recorded on its own line item on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting standards to have a significant impact on its financial position, results of operations or cash flows.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Basic and diluted net loss per common share calculation:
Net loss and comprehensive loss	$(2,883,288)	$(9,373,414)
Accretion of redeemable convertible preferred stock	(79,161)	(28,521)
Net loss attributable to common stockholders	$(2,962,449)	$(9,401,935)
Weighted average common shares outstanding	689,266	16,023,497
Net loss per share of common stock—basic and diluted	$(4.30)	$(0.59)

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

The following outstanding securities at March, 31, 2013 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2013	2014
Redeemable convertible preferred stock	9,689,515	—
Options outstanding	1,427,591	3,441,284
Warrants	288,709	22,580
Total	11,405,815	3,463,864

4. Stockholders’ (Deficit) Equity

On February 5, 2014, 9,250,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of the Company’s initial public offering of the over-allotment option granted to them in connection with the initial public offering, 270,449 additional shares of common stock were sold on the Company’s behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million.

As of December 31, 2013, the Company had the following redeemable convertible preferred stock outstanding which converted into common shares on a one-for-6.2 basis upon consummation of the Company’s initial public offering:

	Preferred Shares Outstanding	Conversion into Common Shares upon Initial Public Offering
Series A	25,074,999	4,044,354
Series B	30,800,000	4,967,741
Series B-1	4,750,000	766,129
Series C	36,764,704	5,929,789
Total	97,389,703	15,708,013

In connection with the issuance of the Company’s Series B-1 preferred shares, shareholders received warrants to purchase shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet. Upon the Company’s initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $106,341 at March 31, 2014 as it contains a cash settlement feature upon certain strategic transactions.

The Company was authorized to issue 132,000,000 shares of common stock as of December 31, 2013 and March 31, 2014. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all stock options and warrants.

5. 2008 and 2013 Equity Incentive Plans

In January 2008, the Company adopted the 2008 Equity Incentive Plan (the 2008 Plan), amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 that authorizes the Company to grant up to 3,310,990 shares of common stock to eligible employees, directors and consultants to the Company, in the form of restricted stock and stock options. The amount, terms of grants and exercisability provisions are determined by the board

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

of directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

In 2013 the Company adopted the 2013 Equity Incentive Plan (the 2013 plan) that authorizes the Company to grant up to 4,100,000 shares of common stock. The 2013 plan became effective upon the initial public offering in January 2014. As of the time the 2013 plan became effective, no further grants may be made under the 2008 plan. The 2013 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three months ended March 31,		Period from November 9, 2007 (date of inception) to
	2013	2014	March 31, 2014
Research and development	$27,151	$324,188	$1,219,183
General and administrative	12,573	203,114	673,369
Total stock-based compensation	$39,724	$527,302	$1,892,552

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	83,465	2,795,746	$2.52	8.45
Authorized	4,100,000	—
Granted	(671,988)	671,988	7.35
Exercised	—	(26,450)	0.13
Forfeitures	—	—	—
Balance, March 31, 2014	3,511,477	3,441,284	$3.50	8.58
Vested or expected to vest at March 31, 2014		3,394,254	$3.45	8.56
Exercisable at March 31, 2014		1,136,928	$1.08	7.09

The intrinsic value of the options exercisable as of March 31, 2014 was $7.7 million, based on the Company’s closing stock price of $7.86 per share and a weighted average exercise price of $1.08 per share. The intrinsic value of the unvested options as of March 31, 2014 was $7.3 million, based on the Company’s closing stock price of $7.86 per share and a weighted average exercise price of $4.69 per share.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2014 was estimated at $4.91 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2014
Risk-free interest rate	1.89%
Expected term of options (in years)	6.06
Expected volatility	75.59%
Dividend yield	0.00%

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

There were no share-based awards granted to employees during the three months ended March 31, 2013.

The weighted-average valuation assumptions were determined as follows:

•                  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options: The Company estimated the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

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

•                  Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

•                  Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on 2013 and 2014 stock option grants was 5% and 7%, respectively, based on the historical forfeiture experience.

The fair value of the Company’s common stock, prior to the Company’s initial public offering, was determined by its board of directors with assistance of its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company’s preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company’s financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involve a significant level of judgment.

As of March 31, 2014, there was $6.7 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted average remaining period of 2.16 years.

Shares Reserved for Future Issuance

At March 31, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	3,441,284
Common stock options and restricted stock available for future grant	3,511,477
Common stock warrants outstanding	22,580
6,975,341

6. Commitments and Contingencies

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

TREVENA, INC.

(A Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2014

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

If Forest exercises the option, Forest will have the sole and exclusive right under the license agreement, at its sole cost and expense, to develop and commercialize TRV027 and specified related compounds throughout the world. At the Company’s request, Forest will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties.

The Company received no consideration upon the grant of the option to Forest. If Forest exercises the option, the Company could potentially receive up to $430 million in the aggregate, including an upfront option exercise fee of $65 million and milestone payments depending upon the achievement of future development and commercial milestones. The Company could also receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States.

If Forest exercises the option and the license agreement becomes effective, both Forest and the Company would have the right to terminate the license agreement in the event of an uncured material breach or insolvency of the other party. In addition, Forest would be permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Forest would terminate, and Forest would grant the Company an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

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

Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest’s obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee. Forest participated in the Series C Preferred Stock financing and purchased $30 million of Series C Preferred Stock. Because the Series C Preferred Stock was acquired at the same time as the option agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Preferred Stock should be allocated in the financial statements in a manner differently than the price stated in the agreement. The Series C Preferred Stock acquired by Forest was acquired at the same time and at the same price per share as all of the other investors in the Series C Preferred Stock financing and therefore the preferred stock sold to Forest was deemed to be issued at fair value and no value was allocated to the option agreement. The Series C Preferred Stock held by Forest was converted into common shares on a one-for 6.2 basis upon consummation of the Company’s initial public offering.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC and which are incorporated herein by reference, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Trevena, Inc. is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. Using our proprietary product platform, we have identified and advanced three differentiated product candidates into the clinic. We have completed a Phase 2a clinical trial and we have initiated a Phase 2b clinical trial of TRV027 for acute heart failure, or AHF. Forest Laboratories Holdings Limited, or Forest, has the exclusive option to license TRV027 from us. We have also completed a Phase 1b clinical trial of TRV130 and we have initiated an additional Phase 1 trial and Phase 2 trial of TRV130 to evaluate its potential to treat moderate to severe acute pain intravenously. We have retained all worldwide development and commercialization rights to TRV130. We plan to develop and commercialize both TRV027 and TRV130 initially in the acute care hospital markets. We are currently running a Phase 1 trial for our third product candidate, TRV734, which we are developing as an orally administered compound for the treatment of moderate to severe acute and chronic pain.

We were incorporated and commenced operations in the fourth quarter of 2007. Our operations to date have included organizing and staffing our company, business planning, raising capital and developing TRV027, TRV130, TRV734 and performing research to identify additional product candidates. We have financed our operations primarily through private placements of our preferred stock and debt borrowings. As of March 31, 2014, we had a deficit accumulated during the development stage of $91.6 million. Our net loss was $2.9 million and $9.4 million for the three months ended March 31, 2013 and 2014, respectively. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or a collaborator obtain marketing approval for and commercialize TRV027, TRV130, TRV734 or one of our other product candidates.

On February 5, 2014, we sold 9,250,000 shares of common stock in our initial public offering at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise by the underwriters of our initial public offering of the over-allotment option granted to them in connection with the initial public offering, we sold 270,449 additional shares of common stock at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. In addition, as part of the initial public offering, all of our outstanding convertible preferred stock was converted, and a portion of our warrants were net exercised, into an aggregate of 15,728,287 shares of common stock.

We paid underwriting discounts and commissions of approximately $4.6 million in connection with the initial public offering. In addition, we incurred expenses of approximately $2.5 million in connection with the offering. Thus, our offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.6 million.

We have received net proceeds of $179.3 million through March 31, 2014 from the issuance of our common stock, preferred stock and related warrants and $9.5 million pursuant to grant and collaboration agreements.

From inception through March 31, 2014, we had incurred approximately $80.4 million of total research and development expenses and approximately $20.7 million of total general and administrative expenses.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. Furthermore, as a result of our initial public offering in January 2014, we expect to incur additional costs associated with operating as a public company. We expect that these costs will include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our Option and License Agreements with Forest

In May 2013, we entered into an option agreement and a license agreement with Forest, under which we granted to Forest an exclusive option to license TRV027, which may be exercised at any time before we deliver our Phase 2b clinical trial results to Forest and during a specified period of time thereafter. If Forest exercises its option, the license agreement between us and Forest will become effective, and Forest will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Forest will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Forest’s expense.

Under the option agreement, we will conduct, at our expense, a Phase 2b trial of TRV027 in AHF. The Phase 2b trial will be conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Forest, with operational authority during the option period retained by us, subject to Forest’s right to assume control in certain circumstances if we fail to conduct the development activities adequately.

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

If Forest exercises the option, Forest will have the sole and exclusive right under the license agreement, at its sole cost and expense, to develop and commercialize TRV027 and specified related compounds throughout the world. At our request, Forest will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties but it has no obligation to provide any co- promote rights to us. Under the license agreement, we may not, and may not license others to, develop or commercialize certain products that compete with the licensed products.

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

If Forest exercises the option and the license agreement becomes effective, both we and Forest would have the right to terminate the license agreement in the event of an uncured material breach or insolvency of the other party. In addition, Forest would be permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Forest would terminate, and Forest would grant us an exclusive royalty-bearing license under specified patents and know-how to develop and commercialize the licensed products that it returns to us. If not terminated, Forest’s license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

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

Forest has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Forest of any of its obligations under the license agreement, including Forest’s obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

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

We expect grant and collaboration revenue to decrease because we have completed our grant programs and our research collaboration. We do not currently anticipate any revenue from new grant programs or research collaborations. We will not generate any commercial revenue until one of our product candidates receives regulatory approval, if ever.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility- related costs, communication expenses and professional fees for legal, patent prosecution and maintenance, consulting and accounting services.

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

•                  product liability insurance; and

•                  laboratory service costs.

We track external costs by discovery program and subsequently by product candidate once a product candidate has been selected for development. TRV130 and TRV734 were both selected from the μ-opioid receptor discovery program and so we did not separately allocate costs between TRV734 and TRV130 until the start of 2011 when we selected TRV130 as a product candidate. We have incurred a total of $80.4 million in research and development expenses from inception through March 31, 2014, with $34.5 million being spent on external costs for TRV027, TRV130 and TRV734 and the remainder being spent on internal costs, predominantly personnel related costs, and external costs related to the development of our ABLE product platform, grant funded activities and our early stage programs, including the δ-opioid receptor program.

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

It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

Change in Fair Value of Warrant Liability

In connection with the issuance of the Company’s Series B-1 preferred shares, shareholders received warrants to purchase shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As these are financial instruments that may have required a transfer of assets because of the redemption features of the underlying preferred stock, the warrants were recorded as liabilities. We re-measured the fair value of these liabilities at each balance sheet date and recorded the changes in the fair value of the warrant liability in our statement of operations and comprehensive loss as a change in fair value of warrant liability.

Upon the Company’s initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $106,341 at March 31, 2014 as it contains a cash settlement feature upon certain strategic transactions.

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

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting standards to have a significant impact on its financial position, results of operations or cash flows.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce reporting requirements for an “emerging growth company.” As an emerging growth company, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2014

	Three Months Ended March 31,
	2013	2014	Change
Revenue:
Grant revenue	$41,201	$—	$(41,201)
Total revenue	41,201	—	(41,201)
Operating expenses:
General and administrative	761,437	2,020,865	1,259,428
Research and development	2,115,066	7,633,509	5,518,443
Total operating expenses	2,876,503	9,654,374	6,777,871
Loss from operations	(2,835,302)	(9,654,374)	(6,819,072)
Other income (expense):
Change in fair value of warrant liability	10,255	98,922	88,667
Miscellaneous income	—	176,015	176,015
Interest income	—	6,023	6,023
Interest expense	(58,241)	—	58,241
Total other income (expense)	(47,986)	280,960	328,946
Net loss and comprehensive loss	(2,883,288)	(9,373,414)	(6,490,126)
Accretion of redeemable convertible preferred stock	(79,161)	(28,521)	50,640
Net loss attributable to common stockholders	$(2,962,449)	$(9,401,935)	$(6,439,486)

Revenue

Grant revenue decreased $41,201 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the discontinuation of funding in June 2013 for a research grant from the National Institutes of Health.

General and administrative expense

General and administrative expenses increased by $1.3 million, or 165%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of increased headcount and salary costs, increased compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Research and development expense

Research and development expenses increased by $5.5 million, or 261%, from $2.1 million for the three months ended March 31, 2013 to $7.6 million for the three months ended March 31, 2014. The increase was primarily driven by an increase of $2.5 million in clinical research expenses for TRV027 associated with its advancement into a Phase 2b study and an increase of $1.9 million of clinical research expenses for TRV130 associated with its continued development.

The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014

TRV027 (external costs)	$41,460	$2,582,958
TRV130 (external costs)	88,457	1,971,881
TRV734 (external costs)	295,674	568,675
Stock-based compensation	27,151	324,188
Other personnel related costs	1,143,138	1,433,796
Other research and development	519,186	752,011
	$2,115,066	$7,633,509

Change in fair value of warrant liability

We recognized gains of $10,255 and $98,922 for the three months ended March 31, 2013 and 2014, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding.

Miscellaneous income

Miscellaneous income of $176,015 was recorded during the three months ended March 31, 2014 due to the sale of research and development tax credits awarded by the Commonwealth of Pennsylvania.

Interest income

Interest income of $6,023 was recorded during the three months ended March 31, 2014 due to income associated with the investment of funds in U.S. government securities with one month maturity terms.

Interest expense

Interest expense decreased from $58,241 in the three months ended March 31, 2013 due primarily to the full repayment of a loan facility in May 2013.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $2.9 million and $9.4 million for the three months ended March 31, 2013 and 2014, respectively. Net cash used in operating activities was $2.6 million and $6.2 million during the three months ended March 31, 2013 and 2014, respectively. At March 31, 2014, we had an accumulated deficit of $91.6 million, working capital of $89.8 million and cash and cash equivalents of $91.3 million. Historically, we have financed our operations principally through private placements of preferred stock. In January 2014, we completed our initial public offering. Through March 31, 2014, we have received net proceeds of $179.3 million from the issuance of preferred and common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Net cash (used in) provided by:
Operating activities	$(2,634,051)	$(6,156,481)
Investing activities	(6,417)	(20,629)
Financing activities	(528,697)	59,556,578
Net increase (decrease) in cash and cash equivalents	$(3,169,165)	$53,379,468

Net cash (used in) provided by operating activities

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $9.4 million partially offset by noncash adjustments of $534,205 and changes in operating assets and liabilities of $2.7 million. The noncash adjustments were primarily attributable to depreciation and amortization related to leasehold improvements and capital equipment and increased expense associated with stock options granted offset by a gain recognized on the revaluation of the preferred stock warrant liability. The significant factors that contributed to the change in operating assets and liabilities included increases in accounts payable and accrued expenses of $2.2 million and a decrease in prepaid expenses and other assets of $532,005. The decrease in prepaid expenses and other assets was primarily due to prepaid initial public offering costs incurred in 2013 partially offset by costs that were prepaid in the first quarter of 2014 in association with the startup of the Phase 2b trial for TRV027. The increase in accounts payable and accrued expenses was primarily due to the timing of our payment of costs related to ongoing development of our product candidates.

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2013 and consisted primarily of a net loss of $2.9 million, partially offset by noncash adjustments of $246,728 primarily attributable to depreciation and amortization expenses on leasehold improvements and laboratory equipment.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $20,629 and $6,417, respectively and consisted primarily of expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $59.6 million for the three months ended March 31, 2014, which was primarily due to $59.6 million in net proceeds from the issuance of common stock in our IPO.

Net cash used in financing activities was $528,697 for the three months ended March 31, 2013, resulting primarily from the repayment of a loan facility.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 2 clinical trials of TRV027 and TRV130, our Phase 3 clinical trials of TRV130, our Phase 1 and 2 clinical trials of TRV734, as well as our clinical trials of our other preclinical product candidates and continuing preclinical activities.

We believe that our existing capital resources, together with the net proceeds from our initial public offering, will be sufficient to fund our operations through the end of 2015. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•                  the progress and results of the Phase 2 clinical program for TRV130;

•                  whether Forest exercises its option to license TRV027;

•                  the progress and results of the Phase 1 clinical program for TRV734;

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

Please see “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC and which are incorporated herein by reference, for additional risks associated with our substantial capital requirements.

License Agreements and Other Commitments

In addition to our option agreement and license agreement with Forest, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and even long- term commitments of cash.

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

                Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC and which are incorporated herein by reference, for full detail. We have not made any significant changes to their critical accounting policies during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $91.3 million at March 31, 2014, consisting primarily of funds in cash, short-term government securities and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

During the three months ended March 31, 2014, we sold no shares of unregistered securities.

(b) Use of Proceeds from Sales of Registered Securities

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
10.1+	Employment Agreement, dated March 31, 2014, by and between the Company and Robert Prachar (incorporated by reference to Exhibit 10.1 to the Company ‘s Form 8-K filed with the SEC on April 3, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

TREVENA, INC.

By:	/s/ ROBERTO CUCA
Roberto Cuca
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Employment Agreement, dated March 31, 2014, by and between the Company and Robert Prachar (incorporated by reference to Exhibit 10.1 to the Company ‘s Form 8-K filed with the SEC on April 3, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.