Form 10-Q/A
period 2014-03-31
TREVENA INC
filed 2014-06-03
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock, $0.001 par value                                                   Shares outstanding as of May 5, 2014: 26,357,423

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Trevena, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
10.1+*	Employment Agreement, dated March 31, 2014, by and between the Company and Robert Prachar (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 3, 2014).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL(eXtensible Business Reporting Language):  (i)  Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2014, and the period from November 9, 2007 (Date of Inception) to March 31, 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of March 31, 2014, (iv) Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and the period from November 9, 2007 (Date of Inception) to March 31, 2014, and (v) Notes to Financial Statements, tagged as blocks of text.

+ Indicates management contract or compensatory plan.

* These exhibits were previously included or incorporated by reference in Trevena, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014.

** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2014

TREVENA, INC.

By:	/s/ ROBERTO CUCA
Roberto Cuca
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Employment Agreement, dated March 31, 2014, by and between the Company and Robert Prachar (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 3, 2014).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL(eXtensible Business Reporting Language):  (i)  Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2014, and the period from November 9, 2007 (Date of Inception) to March 31, 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of March 31, 2014, (iv) Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and the period from November 9, 2007 (Date of Inception) to March 31, 2014, and (v) Notes to Financial Statements, tagged as blocks of text.

+ Indicates management contract or compensatory plan.

* These exhibits were previously included or incorporated by reference in Trevena, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014.

** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.