Form 10-Q
period 2014-06-30
TREVENA INC
filed 2014-08-12
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock, $0.001 par value                                                   Shares outstanding as of August 8, 2014: 26,360,631

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K (the “Annual Report”). In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•                  our plans to develop and potentially commercialize our product candidates;

•                  the exercise by Actavis, Inc. (formerly Forest Laboratories Holdings Limited) of its option to license TRV027 and, if exercised, our ability to achieve milestones under the license;

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

You should refer to the “Risk Factors” section of the Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,619,184	$37,965,198
Prepaid expenses and other current assets	2,531,788	3,957,044
Total current assets	84,150,972	41,922,242
Property and equipment, net	392,254	343,059
Restricted cash	112,000	112,000
Other assets	33,387	15,625
Total assets	$84,688,613	$42,392,926
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,471,790	$545,053
Accrued expenses and other current liabilities	1,685,388	2,158,792
Deferred rent	34,795	33,114
Total current liabilities	5,191,973	2,736,959
Deferred rent, net of current portion	302,696	313,919
Warrant liability	106,922	350,519
Total liabilities	5,601,591	3,401,397
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 0 and 25,074,999 shares authorized, 0 and 25,074,999 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (liquidation preference of $25,074,999 at December 31, 2013)	—	25,024,373
Series B convertible preferred stock, $0.001 par value; 0 and 35,500,000 shares authorized, 0 and 30,800,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (liquidation preference of $30,800,000 at December 31, 2013)	—	30,778,700
Series B-1 convertible preferred stock, $0.001 par value; 0 shares and 6,000,000 shares authorized, 0 shares and 4,750,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (liquidation preference of $4,200,000 at December 31, 2013)	—	4,823,079
Series C convertible preferred stock, $0.001 par value; 0 and 37,000,000 shares authorized, 0 and 36,764,704 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (liquidation preference of $59,999,997 at December 31, 2013)	—	59,935,986
Total redeemable convertible preferred stock	—	120,562,138
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 132,000,000 shares authorized, 26,358,626 and 957,756 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	26,359	958
Additional paid-in capital	182,198,608	697,283
Accumulated deficit	(103,137,945)	(82,268,850)
Total stockholders’ (deficit) equity	79,087,022	(81,570,609)
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$84,688,613	$42,392,926

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Grant revenue	$—	$43,779	$—	$84,980
Collaboration revenue	—	50,000	—	50,000
Total revenue	—	93,779	—	134,980
Operating expenses:
General and administrative	2,475,820	871,275	4,496,685	1,632,712
Research and development	9,031,037	3,494,681	16,664,546	5,609,747
Total operating expenses	11,506,857	4,365,956	21,161,231	7,242,459
Loss from operations	(11,506,857)	(4,272,177)	(21,161,231)	(7,107,479)
Other income (expense):
Change in fair value of warrant liability	(581)	(318,748)	98,341	(308,493)
Miscellaneous income	8,000	152	184,015	152
Interest income	3,757	—	9,780	—
Interest expense	—	(89,701)	—	(147,942)
Total other income (expense)	11,176	(408,297)	292,136	(456,283)
Net loss and comprehensive loss	(11,495,681)	(4,680,474)	(20,869,095)	(7,563,762)
Accretion of redeemable convertible preferred stock	—	(83,426)	(28,521)	(162,587)
Net loss attributable to common stockholders	$(11,495,681)	$(4,763,900)	$(20,897,616)	$(7,726,349)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.44)	$(6.30)	$(0.98)	$(10.69)
Weighted average shares outstanding, basic and diluted	26,327,895	756,083	21,343,803	722,637

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)

For the period from January 1, 2014 to June 30, 2014

										Stockholders’ (Deficit) Equity
	Redeemable Convertible Preferred Stock									Common Stock				Total
	Series A		Series B		Series B-1		Series C				$0.001	Additional		Stockholders’
	Number of		Number of		Number of		Number of			Number of	Par	Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2014	25,074,999	$25,024,373	30,800,000	$30,778,700	4,750,000	$4,823,079	36,764,704	$59,935,986	$120,562,138	957,756	$958	$697,283	$(82,268,850)	$(81,570,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,195,566	—	1,195,566
Exercise of stock options	—	—	—	—	—	—	—	—	—	152,135	152	88,630	—	88,782
Accretion of Series A, Series B/B-1 and Series C convertible preferred stock to its redemption value	—	1,688	—	709	—	23,990	—	2,134	28,521	—	—	(28,521)	—	(28,521)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026,061)	—	—	—	—	—	—	(25,026,061)	4,044,354	4,044	25,022,017	—	25,026,061
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,779,409)	—	—	—	—	(30,779,409)	4,967,741	4,968	30,774,441	—	30,779,409
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)	(4,847,069)	—	—	(4,847,069)	766,129	766	4,846,303	—	4,847,069
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	(36,764,704)	(59,938,120)	(59,938,120)	5,929,789	5,930	59,932,190	—	59,938,120
Net conversion of preferred stock warrants to common stock upon initial public offering	—	—	—	—	—	—	—	—	—	20,273	20	(20)	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	—	—	—	145,256	—	145,256
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	9,520,449	9,521	59,525,463	—	59,534,984
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,869,095)	(20,869,095)
Balance, June 30, 2014	—	$—	—	$—	—	$—	—	$—	$—	26,358,626	$26,359	$182,198,608	$(103,137,945)	$79,087,022

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(20,869,095)	$(7,563,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,118	374,845
Stock-based compensation	1,195,566	174,413
Noncash interest expense on loans	—	121,160
Revaluation of warrant liability	(98,341)	308,493
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,407,495	(703,484)
Accounts payable, accrued expenses and other liabilities	2,443,791	367,641
Net cash used in operating activities	(15,778,466)	(6,920,694)
Investing activities:
Purchase of property and equipment	(191,314)	(45,403)
Net cash used in investing activities	(191,314)	(45,403)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	59,918,917
Proceeds from exercise of common stock options	88,782	22,820
Proceeds from issuance of common stock, net	59,534,984	—
Repayment of loans payable	—	(4,946,667)
Net cash provided by financing activities	59,623,766	54,995,070
Net increase in cash and cash equivalents	43,653,986	48,028,973
Cash and cash equivalents—beginning of period	37,965,198	6,738,659
Cash and cash equivalents—end of period	$81,619,184	$54,767,632

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

June 30, 2014

1. Organization and Description of the Business

Trevena, Inc. (the Company) was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007, began operations in December 2007, and changed its name to Trevena, Inc. on January 3, 2008. The Company is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania.

At June 30, 2014, the Company had an accumulated deficit of $103.1 million and its net loss was $20.9 million and $7.7 million for the six months ended June 30, 2014 and 2013, respectively.  The Company expects its cash and cash equivalents of $81.6 million as of June 30, 2014, to be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2015.

Reverse Stock Split

During 2013, the Company’s Board of Directors and stockholders approved a one-for-6.2 reverse stock split of the company’s common stock that became effective on October 30, 2013. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Initial Public Offering

On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an initial public offering (IPO) at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to the Company from both sales were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.6 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of the Company’s outstanding convertible preferred stock was converted and a portion of its warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

As of June 30, 2014, there are warrants exercisable to purchase 20,161 shares of the Company’s common stock at an exercise price of $6.20 per share, which expire in December 2021 and warrants exercisable to purchase 2,419 shares of the Company’s common stock at an exercise price of $0.06 per share, which expire in June 2018.

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

Unaudited Interim Financial Information

The accompanying financial statement are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2014 and the results of its operations, its comprehensive loss and its cash flows for the three and six months ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes related to the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period.

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified preferred and common stock warrants, and the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents subject the Company to concentrations of credit risk. However, the Company has invested in U.S. Treasury Bills and money market mutual funds that invest substantially all of their assets in U.S. government securities. Cash equivalents are valued at cost, which approximates their fair market value.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets
Money market mutual funds	$35,551,000	$—	$—	$35,551,000
Restricted cash	112,000	—	—	112,000
Total assets	$35,663,000	$—	$—	$35,663,000
Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$350,519	$350,519
Total liabilities	$—	$—	$350,519	$350,519
June 30, 2014
Assets
Money market mutual funds	$5,778,226	$—	$—	$5,778,226
U.S. Treasury Bills	74,999,185	—	—	74,999,185
Restricted cash	112,000	—	—	112,000
Total assets	$80,889,411	$—	$—	$80,889,411
Liabilities
Warrants to purchase common stock	$—	$—	$106,922	$106,922
Total liabilities	$—	$—	$106,922	$106,922

The U.S. Treasury Bills and money market mutual funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three or six months ended June 30, 2013 or 2014.

The following table sets forth a summary of changes in the fair value of the Company’s warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2013	$350,519
Amounts acquired or issued	—
Changes in estimated fair value	(98,341)
Amounts reclassified to additional paid-in capital	(145,256)
Balance as of June 30, 2014	$106,922

In connection with the issuance and sale of the Company’s Series B-1 preferred shares, the Company issued to the purchasers warrants to purchase shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. Upon the Company’s initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $106,922 at June 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	Common stock warrant liability	Series B-1 preferred stock warrant liability	Series B preferred stock warrant liability
Estimated remaining term	7.8 years	0.25 years	8.4 years
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.26%	0.38%	2.75%
Fair value of underlying instrument	$5.65	$7.00	$7.00
Volatility	77%	71%	70%

The warrant liability is recorded on its own line item on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to Risks and Uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now apply to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities.  While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected early adoption in the current period.  The Company’s adoption of this standard did not have a significant impact on its financial position, results of operations or cash flows.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share calculation:
Net loss and comprehensive loss	$(11,495,681)	$(4,680,474)	$(20,869,095)	$(7,563,762)
Accretion of redeemable convertible preferred stock	—	(83,426)	(28,521)	(162,587)
Net loss attributable to common stockholders	$(11,495,681)	$(4,763,900)	$(20,897,616)	$(7,726,349)
Weighted average common shares outstanding	26,327,895	756,083	21,343,803	722,637
Net loss per share of common stock—basic and diluted	$(0.44)	$(6.30)	$(0.98)	$(10.69)

The following outstanding securities at June 30, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2014	2013
Redeemable convertible preferred stock	—	15,619,306
Options outstanding	3,577,641	2,379,350
Warrants	22,580	288,709
Total	3,600,221	18,287,365

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

4. Stockholders’ (Deficit) Equity

On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an initial public offering (IPO) at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million.

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

In connection with the issuance of the Company’s Series B-1 preferred shares, the Company issued to the purchasers warrants to purchase shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet. Upon the Company’s initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $106,922 at June 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

Under its certificate of incorporation, the Company was authorized to issue 100,000,000 and 132,000,000 shares of common stock as of June 30, 2014 and December 31, 2013, respectively. The Company was authorized to issue 5,000,000 shares of preferred stock as of June 30, 2014. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all stock options and warrants.

5. 2008 and 2013 Equity Incentive Plans

In January 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the 2008 Plan) that authorized the Company to grant up to 3,310,990 shares of common stock to eligible employees, directors and consultants to the Company, in the form of restricted stock and stock options.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014 (the 2013 Plan), that authorizes the Company to grant up to 1,711,290 shares of common stock. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan can be permitted to automatically increase on January 1 of each year beginning in 2015. The 2013 plan became effective upon the January 2014 IPO and, as of such date, the Company may not make further grants under the 2008 plan. The 2013 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of cash and stock based performance awards.

Under both the 2008 and 2013 Plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$291,996	$91,653	$616,184	$119,664
General and administrative	376,268	43,036	579,382	54,749
Total stock-based compensation	$668,264	$134,689	$1,195,566	$174,413

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	83,465	2,795,746	$2.52	8.45
Authorized	1,711,290	—
Granted	(934,078)	934,078	6.96
Exercised	—	(152,142)	0.58
Forfeitures	41	(41)	0.06
Balance, June 30, 2014	860,718	3,577,641	$3.77	8.52
Vested or expected to vest at June 30, 2014		3,520,856	$3.71	8.50
Exercisable at June 30, 2014		1,264,821	$1.49	7.14

The intrinsic value of the options exercisable as of June 30, 2014 was $5.4 million, based on the Company’s closing stock price of $5.65 per share and a weighted average exercise price of $1.49 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2014 and 2013 was estimated at $4.62 and $1.55 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk-free interest rate	1.854%	1.315%
Expected term of options (in years)	6.0	6.1
Expected volatility	75.7%	80.5%
Dividend yield	0%	0%

The weighted-average valuation assumptions were determined as follows:

•                  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

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

•                  Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on 2014 and 2013 stock option grants was 7% and 5%, respectively, based on the historical forfeiture experience.

The fair value of the Company’s common stock, prior to the Company’s initial public offering, was determined by its board of directors with assistance of its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company’s preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company’s financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involved a significant level of judgment.

As of June 30, 2014, there was $7.1 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.34 years.

Shares Reserved for Future Issuance

At June 30, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	3,557,641
Common stock options and restricted stock available for future grant (2013 Plan)	860,718
Common stock warrants outstanding	22,580
4,440,939

6. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an option agreement and a license agreement with Actavis, Inc. (formerly Forest Laboratories Holdings Limited), under which the Company granted to Actavis an exclusive option to license its product candidate, TRV027. If Actavis exercises this option, the license agreement between the Company and Actavis will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company’s request, Actavis will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis’ sole cost and expense.

Under the option agreement, the Company is conducting, at its expense, a Phase 2b trial of TRV027 in acute heart failure. Actavis may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Actavis. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, the Company will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If the Company and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Actavis during the negotiations.  If Actavis does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that case, the Company would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on its own.

The Company received no consideration upon the grant of the option to Actavis. If Actavis exercises the option, the Company would receive a $65 million option exercise fee and could potentially receive up to $365 million depending upon the

TREVENA, INC.

Notes to Financial Statements (Continued)

June 30, 2014

achievement of future development and commercial milestones. The Company also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Actavis of any of its obligations under the license agreement, including Actavis’ obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee.  Under the license, both Actavis and the Company have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Actavis is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Actavis would terminate, and Actavis would grant the Company an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Actavis participated in the Series C Preferred Stock financing and purchased $30 million of Series C Preferred Stock. Because the Series C Preferred Stock was acquired at the same time as the option agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Preferred Stock should be allocated in the financial statements in a manner differently than the price stated in the agreement. The Series C Preferred Stock acquired by Actavis was acquired at the same time and at the same price per share as all of the other investors in the Series C Preferred Stock financing and therefore the preferred stock sold to Actavis was deemed to be issued at fair value and no value was allocated to the option agreement. The Series C Preferred Stock held by Actavis was converted into common shares on a one-for-6.2 basis upon consummation of the Company’s initial public offering.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material adverse effect on its business, financial condition, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

Trevena, Inc. is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. Using our proprietary product platform, we have identified and advanced three differentiated product candidates into the clinic: TRV130 and TRV734, for which we have retained all worldwide development and commercialization rights for both, and TRV027.

•                  TRV130 is a small molecule G protein biased ligand at the mu opioid receptor that we are developing as a first-line intravenous treatment for patients experiencing moderate-to-severe acute postoperative pain. In May 2014, we announced the initiation of a 400-patient, Phase 2a/b multicenter, randomized, double-blind, placebo and morphine reference controlled, multiple dose, adaptive study to assess the effects of TRV130 in patients following bunionectomy surgery.  Results from this study are expected no later than the first quarter of 2015.

•                  TRV734 is a biased ligand at the mu opioid receptor that we are developing as an orally administered compound for the treatment of moderate-to-severe acute and chronic pain.  In June 2014 we announced positive results from our Phase 1 trial of TRV734.  The data from this trial suggest that TRV734 provides dose-related exposure, speed of onset, and duration of action suitable for treating moderate-to-severe acute pain.

•                  TRV027 is being developed as a first-line intravenous treatment in combination with standard diuretic therapy for acute heart failure, or AHF, patients.  In January 2014, we announced the initiation of a 500-patient randomized, double-blind, placebo-controlled, Phase 2b trial that will compare TRV027 plus standard heart failure therapy versus placebo plus standard therapy.  Enrollment in this study is ongoing. Actavis, Inc. (formerly Forest Laboratories Holdings Limited) has the exclusive option to license TRV027 from us. Under our existing option and license agreement with Actavis, we will receive a payment of $65 million if Actavis elects to exercise its option for TRV027 and, in such case, we also could receive additional milestone payments and royalties in the future.

Our operations to date have focused primarily on developing TRV130, TRV734 and TRV027 and performing research to identify additional product candidates.  Research and development of pharmaceutical product candidates generally takes many years to complete, carries a high rate of failure and requires a significant expenditure of funds. To date, we have financed these activities, as well as our other operations, primarily through issuances of our common stock, preferred stock and warrants (aggregating approximately $180.0 million on a net basis), debt borrowings and grants and revenues from third party collaboration agreements.

On February 5, 2014, we issued and sold 9,250,000 shares of common stock in an initial public offering (IPO) at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, we sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to us were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.6 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of our outstanding convertible preferred stock was converted and a portion of our warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

At June 30, 2014, we had an accumulated deficit of $103.1 million and our net loss was $20.9 million and $11.5 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, we had approximately $81.6 million of cash and cash equivalents, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2015.  Over at least the next several years, we expect we will incur significant expenses and operating losses as we continue to advance our three clinical-stage product candidates into additional clinical studies, identify additional product candidates for clinical testing and fund our other ongoing operations.

To fund our operations beyond 2015, we will need to raise substantial amounts of additional capital, likely through a combination of approaches including public or private financing, issuances of equity or debt, or the sale or partnering of one or more of our development programs or assets. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership.  Partnering any of our preclinical or clinical programs to raise capital will likely require us to yield control or significant decision-making authority over the asset and share any future revenues or profits or revenue with our partner.  Ultimately, there can be no assurance that any future funding will be available on terms acceptable to us, or at all. If we fail to raise capital or enter into such other arrangements as and when needed and if Actavis does not exercise its option for TRV027, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our Option and License Agreements with Actavis, Inc. (Formerly Forest Laboratories Holdings Limited)

On May 3, 2013, we entered into an option agreement and a license agreement with Actavis, under which we granted to Actavis an exclusive option to license our product candidate, TRV027. If Actavis exercises this option, the license agreement will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At our request, Actavis will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Activis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Activis’ sole cost and expense.

Under the option agreement, we will conduct, at our expense, a Phase 2b trial of TRV027 in acute heart failure. Actavis may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after we deliver the data from the Phase 2b clinical trial to Actavis. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, we will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If we and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed by either we or Actavis during the negotiations.  If Actavis does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that case, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on its own.

We received no consideration upon the grant of the option to Actavis. If Actavis exercises the option, we would receive a $65 million option exercise fee and could potentially receive up to $365 million depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Actavis of any of its obligations under the license agreement, including Actavis’ obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee.  Under the license, both Actavis and the Company have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Actavis is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Actavis would terminate, and Actavis would grant the Company an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Grant revenue	$—	$43,779	$(43,779)	$—	$84,980	$(84,980)
Collaboration revenue	—	50,000	(50,000)	—	50,000	(50,000)
Total revenue	—	93,779	(93,779)	—	134,980	(134,980)
Operating expenses:
General and administrative	2,475,820	871,275	1,604,545	4,496,685	1,632,712	2,863,973
Research and development	9,031,037	3,494,681	5,536,356	16,664,546	5,609,747	11,054,799
Total operating expenses	11,506,857	4,365,956	7,140,901	21,161,231	7,242,459	13,918,772
Loss from operations	(11,506,857)	(4,272,177)	(7,234,680)	(21,161,231)	(7,107,479)	(14,053,752)
Other income (expense):
Change in fair value of warrant liability	(581)	(318,748)	318,167	98,341	(308,493)	406,834
Miscellaneous income	8,000	152	7,848	184,015	152	183,863
Interest income	3,757	—	3,757	9,780	—	9,780
Interest expense	—	(89,701)	89,701	—	(147,942)	147,942
Total other income (expense)	11,176	(408,297)	419,473	292,136	(456,283)	748,419
Net loss and comprehensive loss	(11,495,681)	(4,680,474)	(6,815,207)	(20,869,095)	(7,563,762)	(13,305,333)
Accretion of preferred stock	—	(83,426)	83,426	(28,521)	(162,587)	134,066
Net loss attributable to common stockholders	$(11,495,681)	$(4,763,900)	$(6,731,781)	$(20,897,616)	$(7,726,349)	$(13,171,267)

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

Grant revenue decreased in 2014 versus 2013 due to the discontinuation of funding in June 2013 for a research grant from the National Institutes of Health.

General and administrative expense

General and administrative expenses consist primarily of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include insurance, allocated facility-related costs and professional fees for legal, market research, consulting and accounting services.  For the three and six months ended June 30, 2014 compared to the same periods in 2013, general and administrative expenses increased by $1.6 million and $2.9 million, or 184% and 175%, respectively, primarily as a result of increased headcount and associated salary costs, increased compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Research and development expense

Our research and development expenses consist primarily of costs incurred for the development of our product candidates. These costs include external costs and internal research and development costs. External costs include expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities; and the costs of acquiring, developing and manufacturing clinical trial materials. Internal costs include salaries and related costs for research and development personnel including stock-based compensation and travel expenses, laboratory supplies and service costs, product liability insurance and allocated facility-related costs.

Research and development costs are expensed as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development expenses increased by $5.5 million, or 158%, from $3.5 million for the three months ended June 30, 2013 to $9.0 million for the three months ended June 30, 2014. The increase was primarily driven by an increase of $2.4 million in clinical research expenses for TRV027 associated with its advancement into a Phase 2b study and an increase of $2.2 million of clinical research expenses for TRV130 associated with the initiation of a Phase 2a/b study to assess the effects of TRV130 in patients following bunionectomy surgery.

Research and development expenses increased by $11.1 million, or 197%, from $5.6 million for the six months ended June 30, 2013 to $16.7 million for the six months ended June 30, 2014. The increase was primarily driven by an increase of $4.6 million in clinical research expenses for TRV027 associated with its advancement into a Phase 2b study and an increase of $3.0 million of clinical research expenses for TRV130 associated with the initiation of a Phase 2a/b study to assess the effects of TRV130 in patients following bunionectomy surgery.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
TRV027 (external costs)	$2,658,978	$155,111	$5,241,936	$196,571
TRV130 (external costs)	2,925,783	609,077	4,897,664	697,534
TRV734 (external costs)	859,519	743,295	1,428,194	1,038,969
Stock-based compensation	291,996	91,653	616,184	119,664
Other personnel related costs	1,293,138	1,320,239	2,726,934	2,463,377
Other research and development	1,001,623	575,306	1,753,634	1,093,632
	$9,031,037	$3,494,681	$16,664,546	$5,609,747

Change in fair value of warrant liability

In 2008, we issued a warrant to purchase 125,000 shares of Series B preferred stock in connection with a banking facility. Additionally, in connection with the issuance of our Series B-1 preferred shares in 2011, the purchasers received warrants to purchase shares of Series B-1 Preferred Stock. As these are financial instruments that may have required a transfer of assets because of the redemption features of the underlying preferred stock, the warrants were recorded as liabilities. We re-measure the fair value of these liabilities at each balance sheet date and recorded the changes in the fair value of the warrant liability in our statement of operations and comprehensive loss as a change in fair value of warrant liability.

Upon our initial public offering, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of our common stock and remains outstanding with a fair value recorded as a liability of $106,922 at June 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

We recognized losses of $581 and $318,784 for the three months ended June 30, 2014 and 2013, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding. We recognized gains of $98,341 and losses of $308,493 for the six months ended June 30, 2014 and 2013, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding.

Miscellaneous income

Miscellaneous income of $8,000 was recorded during the three months ended June 30, 2014, as the result of the sale of laboratory equipment no longer in use. For the six months ended June 30, 2014, we recorded $184,015 due to the sale of research and development tax credits awarded by the Commonwealth of Pennsylvania and the sale of laboratory equipment no longer in use.

Interest income

Interest income of $3,757 and $9,780 was recorded during the three and six months ended June 30, 2014 due to income associated with the investment of funds in U.S. Treasury Bills.

Interest expense

Interest expense decreased $89,701 and $147,942 in the three and six months ended June 30, 2014 due primarily to the repayment of our loan facility with Comerica Bank in May 2013.

Liquidity and Capital Resources

We incurred net losses of $20.9 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in operating activities was $15.8 million and $6.9 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, we had an accumulated deficit of $103.1 million, working capital of $79.0 million and cash and cash equivalents of $81.6 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(15,778,466)	$(6,920,694)
Investing activities	(191,314)	(45,403)
Financing activities	59,623,766	54,995,070
Net increase in cash and cash equivalents	$43,653,986	$48,028,973

Net cash used in operating activities

Net cash used in operating activities was $15.8 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $20.9 million partially offset by noncash adjustments of $1.2 million and changes in operating assets and liabilities of $3.9 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. The significant factors that contributed to the change in operating assets and liabilities included a decrease in prepaid expenses and other assets of $1.4 million and an increase in accounts payable and accrued expenses of $2.5 million. The decrease in prepaid expenses and other assets was primarily due to prepaid initial public offering costs incurred in 2013 partially offset by costs that were prepaid in 2014 in association with the startup of the Phase 2b trial for TRV027 and Phase 2a/b study for TRV130. The increase in accounts payable and accrued expenses was primarily due to the timing of our payment of costs related to ongoing development of our product candidates.

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2013 and consisted primarily of a net loss of $7.6 million, partially offset by noncash adjustments of $1.0 million primarily attributable to depreciation and amortization expenses on leasehold improvements and laboratory equipment, expense associated with stock options and the revaluation of the warrant liability.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $191,314 and $45,403, respectively, and consisted primarily of expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $59.6 million for the six months ended June 30, 2014, which was primarily due to net proceeds from the issuance of common stock in our initial public offering.

Net cash provided by financing activities was $55.0 million for the six months ended June 30, 2013, resulting primarily from proceeds from the issuance of the Series C Convertible Preferred Stock.

Outlook

As of June 30, 2014, we had approximately $81.6 million of cash and cash equivalents, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2015.  Over at least the next several years, we expect we will incur significant expenses and operating losses as we continue to advance our three clinical-stage product candidates into additional clinical studies, identify additional product candidates for clinical testing and fund our other ongoing operations.

To fund our operations beyond 2015, we will need to raise substantial amounts of additional capital, likely through a combination of approaches including public or private financing, issuances of equity or debt, or the sale or partnering of one or more of our development programs or assets. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership.  Partnering any of our preclinical or clinical programs to raise capital will likely require us to yield control or significant decision-making authority over the asset and share any future revenues or profits or revenue with our partner.  Ultimately, there can be no assurance that any future funding will be available on terms acceptable to us, or at all. If we fail to raise capital or enter into such other arrangements as and when needed and if Actavis does not exercise its option for TRV027, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

To meet our future cash requirements, we may seek to sell additional equity or convertible securities that will likely result in dilution to our existing stockholders or obtain debt financing that could encumber our assets. If we raise additional funds through the issuance of convertible securities or debt, these investors or lenders could have rights senior to those of our common stock and the agreements underlying these securities could contain covenants that restrict our operations. Our future capital requirements will depend on many factors, including:

•                  the progress and results of the Phase 2 clinical program for TRV130;

•                  whether Actavis exercises its option to license TRV027;

•                  the progress of our ongoing clinical program for TRV734;

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

•                  the expenses associated with attracting and retaining skilled personnel;

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

Please see the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC, which is incorporated herein by reference, for additional risks associated with our substantial capital requirements.

Revenue Outlook

We have completed our grant programs and our research collaboration and do not currently anticipate any revenue from new grant programs or research collaborations. We will not generate any commercial revenue until one of our product candidates receives regulatory approval, if ever.

Expense Outlook

We anticipate that our general and administrative expenses will continue to increase in the future to support the growth in our research, development and potential commercialization efforts of our product candidates and the expanded compliance obligations of operating as a public company. These increases will likely include greater costs for insurance, costs related to the hiring of additional personnel, payments to outside consultants and investor relations providers, and costs for lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Research and development activities are central to our business model. It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

We expect our cash expenditures to increase in the near term as we fund our Phase 2 clinical trials of TRV027 and TRV130, our Phase 1 clinical trial of TRV734, and our continuing preclinical activities and supportive general and administrative functions.

To fund our operations beyond 2015, we will need to raise substantial amounts of additional capital, likely through a combination of approaches including public or private financing, issuances of equity or debt, or the sale or partnering of one or more of our development programs or assets.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to Risks and Uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now apply to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities.  While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We have elected early adoption in the current period.  The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

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

Critical Accounting Policies and Significant Judgments and Estimates

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for full detail. We have not made any significant changes to their critical accounting policies during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $81.6 million at June 30, 2014, consisting primarily of funds in cash, short-term government securities and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

During the three months ended June 30, 2014, we sold no shares of unregistered securities.

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
10.1+

Employment Agreement, dated May 12, 2014, by and between the Company and John M. Limongelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2014).

10.2+	Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2014, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of June 30, 2014, (iv) Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: August 12, 2014

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2014, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of June 30, 2014, (iv) Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.

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