Form 10-Q
period 2014-09-30
TREVENA INC
filed 2014-11-12
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common Stock, $0.001 par value                                                   Shares outstanding as of November 4, 2014: 26,383,281

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

•                  the exercise by Actavis plc (formerly Forest Laboratories Holdings Limited) of its option to license TRV027 and, if exercised, our ability to achieve milestones under the license;

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,224,557	$37,965,198
Prepaid expenses and other current assets	924,338	3,957,044
Total current assets	73,148,895	41,922,242
Property and equipment, net	593,967	343,059
Restricted cash	112,000	112,000
Other assets	101,501	15,625
Total assets	$73,956,363	$42,392,926
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,890,901	$545,053
Accrued expenses and other current liabilities	3,595,717	2,158,792
Deferred rent	36,615	33,114
Total current liabilities	7,523,233	2,736,959
Long term debt, net of debt discount	1,774,012	—
Capital lease, net of current portion	11,333	—
Deferred rent, net of current portion	292,253	313,919
Warrant liability	95,741	350,519
Total liabilities	9,696,572	3,401,397
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 0 and 25,074,999 shares authorized, 0 and 25,074,999 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference of $25,074,999 at December 31, 2013)	—	25,024,373
Series B convertible preferred stock, $0.001 par value; 0 and 35,500,000 shares authorized, 0 and 30,800,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference of $30,800,000 at December 31, 2013)	—	30,778,700
Series B-1 convertible preferred stock, $0.001 par value; 0 shares and 6,000,000 shares authorized, 0 shares and 4,750,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference of $4,200,000 at December 31, 2013)	—	4,823,079
Series C convertible preferred stock, $0.001 par value; 0 and 37,000,000 shares authorized, 0 and 36,764,704 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference of $59,999,997 at December 31, 2013)	—	59,935,986
Total redeemable convertible preferred stock	—	120,562,138
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 100,000,000 and 132,000,000 shares authorized, 26,376,626 and 957,756 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	26,377	958
Additional paid-in capital	182,906,231	697,283
Accumulated deficit	(118,672,817)	(82,268,850)
Total stockholders’ (deficit) equity	64,259,791	(81,570,609)
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$73,956,363	$42,392,926

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Grant revenue	$—	$—	$—	$84,980
Collaboration revenue	—	—	—	50,000
Total revenue	—	—	—	134,980
Operating expenses:
General and administrative	2,536,807	1,210,875	7,033,492	2,843,587
Research and development	13,006,568	6,629,932	29,671,114	12,239,679
Total operating expenses	15,543,375	7,840,807	36,704,606	15,083,266
Loss from operations	(15,543,375)	(7,840,807)	(36,704,606)	(14,948,286)
Other income (expense):
Change in fair value of warrant liability	11,181	(941,356)	109,522	(1,249,849)
Miscellaneous income	—	1,093	184,015	1,245
Interest income	1,809	—	11,589	—
Interest expense	(4,487)	(908)	(4,487)	(148,850)
Total other income (expense)	8,503	(941,171)	300,639	(1,397,454)
Net loss and comprehensive loss	(15,534,872)	(8,781,978)	(36,403,967)	(16,345,740)
Accretion of redeemable convertible preferred stock	—	(85,562)	(28,521)	(248,149)
Net loss attributable to common stockholders	$(15,534,872)	$(8,867,540)	$(36,432,488)	$(16,593,889)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.59)	$(11.18)	$(1.58)	$(22.23)
Weighted average shares outstanding, basic and diluted	26,366,300	793,268	23,036,366	746,587

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)

For the period from January 1, 2014 to September 30, 2014

										Stockholders’ (Deficit) Equity
	Redeemable Convertible Preferred Stock									Common Stock				Total
	Series A		Series B		Series B-1		Series C				$0.001	Additional		Stockholders’
	Number of		Number of		Number of		Number of			Number of	Par	Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2014	25,074,999	$25,024,373	30,800,000	$30,778,700	4,750,000	$4,823,079	36,764,704	$59,935,986	$120,562,138	957,756	$958	$697,283	$(82,268,850)	$(81,570,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,889,931	—	1,889,931
Exercise of stock options	—	—	—	—	—	—	—	—	—	170,135	170	100,888	—	101,058
Accretion of Series A, Series B/B 1 and Series C convertible preferred stock to its redemption value	—	1,688	—	709	—	23,990	—	2,134	28,521	—	—	(28,521)	—	(28,521)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026,061)	—	—	—	—	—	—	(25,026,061)	4,044,354	4,044	25,022,017	—	25,026,061
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,779,409)	—	—	—	—	(30,779,409)	4,967,741	4,968	30,774,441	—	30,779,409
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)	(4,847,069)	—	—	(4,847,069)	766,129	766	4,846,303	—	4,847,069
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	(36,764,704)	(59,938,120)	(59,938,120)	5,929,789	5,930	59,932,190	—	59,938,120
Net conversion of preferred stock warrants common stock upon initial public offering	—	—	—	—	—	—	—	—	—	20,273	20	(20)	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	—	—	—	145,256	—	145,256
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,000	—	1,000
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	9,520,449	9,521	59,525,463	—	59,534,984
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,403,967)	(36,403,967)
Balance, September 30, 2014	—	$—	—	$—	—	$—	—	$—	$—	26,376,626	$26,377	$182,906,231	$(118,672,817)	$64,259,791

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(36,403,967)	$(16,345,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,868	546,763
Stock-based compensation	1,889,932	499,742
Noncash interest expense on loans	—	121,160
Revaluation of warrant liability	(109,522)	1,249,849
Changes in operating assets and liabilities:
Restricted cash	—	102,000
Receivables	—	(178,411)
Prepaid expenses and other assets	2,946,831	(1,550,639)
Accounts payable, accrued expenses and other liabilities	4,762,085	1,868,032
Net cash used in operating activities	(26,729,773)	(13,687,244)

Investing activities:
Purchase of property and equipment	(421,517)	(78,232)
Net cash used in investing activities	(421,517)	(78,232)

Financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	59,918,917
Proceeds from exercise of common stock options	101,058	38,523
Proceeds from issuance of common stock, net	59,534,984	—
Net proceeds from debt issuance	1,775,012	—
Repayment of loans payable	—	(4,946,667)
Capital lease payments	(405)
Net cash provided by financing activities	61,410,649	55,010,773
Net increase in cash and cash equivalents	34,259,359	41,245,297
Cash and cash equivalents—beginning of period	37,965,198	6,738,659
Cash and cash equivalents—end of period	$72,224,557	$47,983,956

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

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

At September 30, 2014, the Company had an accumulated deficit of $118.7 million and its net loss was $36.4 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively.  The Company expects its cash and cash equivalents of $72.2 million as of September 30, 2014, to be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2015.

Reverse Stock Split

During 2013, the Company’s Board of Directors and stockholders approved a one-for-6.2 reverse stock split of the company’s common stock that became effective on October 30, 2013. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Initial Public Offering

On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an initial public offering (IPO) at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to the Company from both sales were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.6 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of the Company’s outstanding convertible preferred stock was converted and all but 22,580 of its outstanding warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

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

Unaudited Interim Financial Information

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014 and the results of its operations, its comprehensive loss and its cash flows for the three and nine months ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period.

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

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

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets
Money market mutual funds	$35,551,000	$—	$—	$35,551,000
Restricted cash	112,000	—	—	112,000
Total assets	$35,663,000	$—	$—	$35,663,000
Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$350,519	$350,519
Total liabilities	$—	$—	$350,519	$350,519
September 30, 2014
Assets
Money market mutual funds	$—	$—	$—	$—
U.S. Treasury Bills	—	—	—	—
Restricted cash	112,000	—	—	112,000
Total assets	$112,000	$—	$—	$112,000
Liabilities
Warrants to purchase common stock	$—	$—	$95,741	$95,741
Total liabilities	$—	$—	$95,741	$95,741

The U.S. Treasury Bills and money market mutual funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three or nine months ended September 30, 2013 or 2014. However, as of September 30, 2014, all existing funds previously held in money market mutual funds had been recently transferred to the Company’s operating bank account pending transition to a new banking provider. As of the date of this report, these amounts have been transferred back from the operating bank account to money market mutual funds.

The following table sets forth a summary of changes in the fair value of the Company’s warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2013	$350,519
Amounts acquired or issued	—
Changes in estimated fair value	(109,522)
Amounts reclassified to additional paid-in capital	(145,256)
Balance as of September 30, 2014	$95,741

In connection with the issuance of debt, on September 19, 2014, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 7,678 shares of the Company’s common stock.  These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 4 for additional information.

In connection with the issuance and sale of the Company’s Series B-1 preferred shares in 2011, the Company issued to the purchasers warrants to purchase 1,650,000 shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility entered into in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. Upon the Company’s IPO, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $95,741 at September 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	Common stock warrant liability	Series B-1 preferred stock warrant liability	Series B preferred stock warrant liability
Estimated remaining term	7.59 years	0.25 years	8.4 years
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.27%	0.38%	2.75%
Fair value of underlying instrument	$6.42	$7.00	$7.00
Volatility	77%	71%	70%

The warrant liability is recorded on its own line item on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to Risks and Uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now applies to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities.  While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected early adoption in the current period.  The Company’s adoption of this standard did not have a significant impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share calculation:
Net loss and comprehensive loss	$(15,534,872)	$(8,781,978)	$(36,403,967)	$(16,345,740)
Accretion of redeemable convertible preferred stock	—	(85,562)	(28,521)	(248,149)
Net loss attributable to common stockholders	$(15,534,872)	$(8,867,540)	$(36,432,488)	$(16,593,889)
Weighted average common shares outstanding	26,366,300	793,268	23,036,366	746,587
Net loss per share of common stock—basic and diluted	$(0.59)	$(11.18)	$(1.58)	$(22.23)

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

The following outstanding securities at September 30, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2014	2013
Redeemable convertible preferred stock	—	15,619,271
Options outstanding	3,552,124	2,804,264
Warrants	30,258	288,705
Total	3,582,382	18,712,240

4. Long Term Debt

On September 19, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC, as collateral agent and lender and Square 1 Bank, as lender pursuant to which the lenders have agreed to lend the Company up to $35.0 million in a series of term loans. Upon entering into the agreement, the Company borrowed $2.0 million from the lenders (“Term Loan A”). The Company may, at its sole discretion, borrow from the lenders:

•                  up to an additional $16.5 million, at any time on or before June 30, 2015 (“Term Loan B”,) subject to the Company’s satisfaction of specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV130; and

•                  an additional $16.5 million, at any time on or before March 31, 2016 (“Term Loan C” and together with Term Loan A and Term Loan B, the “Term Loans”), subject to the Company’s satisfaction of specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV027.

The proceeds from Term Loan A and future proceeds, if any, from Term Loan B and/or Term Loan C may be used to satisfy the Company’s future working capital needs, potentially including the development of its clinical and preclinical product candidates.

The Company’s obligations under the loan and security agreement are secured by a first priority security interest in substantially all of the assets of the Company, other than intellectual property. The Company has agreed not to pledge or otherwise encumber its intellectual property, other than through grants of certain permitted non-exclusive or exclusive licenses or other conveyances of its intellectual property.

The term loans will accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on Term Loan A on a monthly basis through and including October 1, 2015, after which consecutive equal monthly payments of principal, plus accrued interest, will be due until December 1, 2018. Both of these dates may be modified with respect to the term loans, as applicable, as follows:

•                  If the Company meets the conditions to draw Term Loan B on or before June 30, 2015, then the date until which the Company is required to make payments of interest only will be extended to April 1, 2016.

•                  If the Company meets the conditions to draw Term Loan C on or before March 31, 2016, then the date until which the Company is required to make payments of interest only will be extended to October 1, 2016.

•                  If the Company meets the condition to draw Term Loan B on or before June 30, 2015, the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50,000,000 from its existing strategic partnership and collaborative license option agreement with Actavis or another strategic partnership in form and substance satisfactory to the lenders, then the date until which consecutive equal monthly payments of principal, plus accrued interest, will be due will be extended to September 1, 2019.

The Company has paid the lenders a facility fee of $175,000 in connection with the execution of the loan and security agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay the lenders a final payment fee equal to 5.25% of the term loans borrowed and subject to adjustment as follows:

•                  If either the Company meets the conditions to draw Term Loan B on or before June 30, 2015 or the conditions to draw Term Loan C on or before March 31, 2016, then the Company will be required to pay the lenders a final payment fee equal to 6.1%;

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

•                  If the Company meets both the conditions to draw Term Loan B on or before June 30, 2015 and the conditions to draw Term Loan C on or before March 31, 2016, then the Company will be required to pay the lenders a final payment fee equal to 6.6%; and

•                  If the Company meets the condition to draw Term Loan B on or before June 30, 2015, the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50,000,000 from its existing strategic partnership and collaborative license option agreement with Actavis or another strategic partnership in form and substance satisfactory to the lenders, then the Company will be required to pay the lenders a final payment fee equal to 7.0%.

In addition, if the Company repays the term loans before the applicable maturity date, it will pay the lender a prepayment fee of 3.00% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the applicable term loan, 2.00% percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the applicable term loan, and 1.00% percent of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the applicable term loan.

The loan and security agreement includes affirmative and restrictive covenants, including: (a) financial reporting requirements; (b) limitations on the incurrence of indebtedness; (c) limitations on liens; (d) limitations on certain merger and acquisition transactions; (e) limitations on dispositions of certain assets; (f) limitations on fundamental corporate changes (including changes in control); (g) limitations on investments; (h) limitations on payments and distributions and (i) other covenants. The agreement also contains certain events of default, including for payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise), certain levies, attachments and other restraints on the Company’s business, insolvency, defaults under other agreements and misrepresentations.

Three Point Capital, LLC served as a placement agent in connection with the term loans. The Company paid Three Point $65,000 upon execution of the loan and security agreement and will be obligated to pay up to an additional $175,000 if the Company draws on Term Loan B and Term Loan C.

In connection with entering into the loan and security agreement, the Company issued to each of Oxford, Square 1 and Three Point warrants to purchase shares of the Company’s common stock. The warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $5.8610, which is the average closing price of the Company’s common stock on the NASDAQ Global Market for the ten trading days prior to the effective date of the agreement. The warrants may be exercised on a cashless basis. The warrants will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. If the Company borrows Term Loan B and/or Term Loan C, upon the funding of such Term Loan, the Company will issue additional warrants to purchase shares of the Company’s common stock, each with a per share exercise price of $5.8610 and on substantially the same terms as those contained in the warrants. The number of warrants issued or issuable by the Company is as follows:

Entity	Shares Underlying Warrants Issued on the Effective Date	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan B	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan C
Oxford	4,875	40,217	40,217
Square 1	1,950	16,087	16,087
Three Point	853	7,038	7,038

The maximum aggregate number of shares underlying additional warrants that can be issued by the Company to the lenders under the loan and security agreement and to Three Point under the placement agent arrangement is 126,685.

As of September 30, 2014, only Term Loan A has been issued, all of which remains outstanding as of such date. The initial maturity date is December 1, 2018 and the loan bears interest at an annual rate of 6.5%.  The loan is not convertible and is secured by substantially all of the Company’s assets. Interest expense of $4,333 was recorded in September.

The Company incurred lender and third party costs of $0.2 million and $0.1 million, respectively, related to the issuance of Term Loan A. The lender costs are classified as a debt discount, a contra-liability on our balance sheet. The third party costs will be classified as deferred financing fees, an asset on our balance sheet. Both the debt discount and deferred financing fees will be amortized over the life of the Term Loan using the effective interest method.

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

The following table summarizes how the issuance of Term Loan A is reflected on our balance sheet at September 30, 2014:

September 30, 2014
Gross proceeds	$2,000,000
Amortization of debt discount	(225,988)
Carrying value	$1,774,012

In connection with the issuance of debt, on September 19, 2014, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 7,678 shares of the Company’s common stock.  These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

5. Stockholders’ (Deficit) Equity

On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an IPO at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million.

As of December 31, 2013, the Company had outstanding the following redeemable convertible preferred stock that converted into common shares on a one-for-6.2 basis upon consummation of the Company’s IPO:

	Preferred Shares Outstanding	Conversion into Common Shares upon IPO
Series A	25,074,999	4,044,354
Series B	30,800,000	4,967,741
Series B-1	4,750,000	766,129
Series C	36,764,704	5,929,789
Total	97,389,703	15,708,013

In connection with the issuance of the Company’s Series B-1 preferred shares in 2011, the Company issued warrants to purchase 1,650,000 shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility entered into in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet. Upon the Company’s IPO, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $95,741 at September 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 and 132,000,000 shares of common stock as of September 30, 2014 and December 31, 2013, respectively. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2014. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

6. 2008 and 2013 Equity Incentive Plans

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

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014 (collectively, the 2013 Plan), that reserves for issuance under the plan up to 1,711,290 shares of common stock. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan will automatically increase on January 1 of each year beginning in 2015. The 2013 plan became effective upon the January 2014 IPO and, as of such date, the

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

Company may not make further grants under the 2008 plan. The 2013 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of cash and stock based performance awards.

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

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$304,885	$235,366	$921,069	$355,030
General and administrative	389,481	89,963	968,863	144,712
Total stock-based compensation	$694,366	$325,329	$1,889,932	$499,742

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	83,465	2,795,746	$2.52	8.45
Authorized	1,711,290	—
Granted	(1,044,301)	1,044,301	6.83
Exercised	—	(170,142)	0.59
Forfeitures	117,781	(117,781)	7.40
Balance, September 30, 2014	868,235	3,552,124	$3.72	8.28
Vested or expected to vest at September 30, 2014		3,501,979	$3.68
Exercisable at September 30, 2014		1,458,087	$1.98

The intrinsic value of the options exercisable as of September 30, 2014 was $6.7 million, based on the Company’s closing stock price of $6.42 per share and a weighted average exercise price of $1.98 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2014 and 2013 was estimated at $4.50 and $2.40 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.82%	1.94%
Expected term of options (in years)	5.87	6.1
Expected volatility	75.9%	80.0%
Dividend yield	0%	0%

The weighted-average valuation assumptions were determined as follows:

•                  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, there was $6.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.09 years.

Shares Reserved for Future Issuance

At September 30, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	3,552,124
Common stock options and restricted stock available for future grant (2013 Plan)	868,235
Common stock warrants outstanding	30,258
4,450,617

7. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which the Company granted to Actavis an exclusive option to license its product candidate, TRV027. If Actavis exercises this option, the license agreement between the Company and Actavis will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company’s request, Actavis will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis’ sole cost and expense.

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

TREVENA, INC.

Notes to Financial Statements

September 30, 2014

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

Overview

Trevena, Inc. is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors, or GPCRs. Using our proprietary product platform, we have identified and advanced three differentiated product candidates into the clinic as follows:

•                  TRV130: We recently announced early completion of enrollment for a Phase 2a/b study of TRV130 for postoperative pain, with approximately 350 patients enrolled, having met all study objectives upon a pre-specified interim analysis. We expect to announce top-line results from this study in the fourth quarter of 2014. We previously completed a Phase 1b clinical trial to evaluate its potential to treat moderate to severe acute pain intravenously. We have retained all worldwide development and commercialization rights to TRV130, and plan to commercialize it in the acute hospital care market.

•                  TRV734: We have completed a first Phase 1 single ascending dose trial for TRV734, an oral follow-on to TRV130 for the treatment of moderate to severe acute pain. We have completed enrollment in a second Phase 1 multiple ascending dose study and expect to have these data early in the first quarter of 2015. We have retained all worldwide development and commercialization rights to TRV734.

•                  TRV027: We have completed a Phase 2a clinical trial and in early 2014 we initiated a Phase 2b clinical trial of TRV027 for acute heart failure, or AHF. Enrollment in this study is ongoing, with over 200 patients recruited out of planned enrollment of approximately 500 patients. More than 65 sites in 12 countries are now open and recruiting, and patient enrollment is expected to conclude in 3Q 2015. The Data Safety Monitoring Board has reviewed safety data from BLAST-AHF twice and has recommended that the trial continue all three doses under investigation. Top-line data are expected in the 4Q 2015. Actavis plc, or Actavis, has the exclusive option to license TRV027 from us. We plan for TRV027 to be commercialized in the acute care hospital market.

In addition, we plan to identify a product candidate from our preclinical δ-opioid receptor program focused on central nervous system, or CNS, indications and advance the product candidate to IND-enabling studies in 2015.

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

On September 19, 2014, we entered into a loan and security agreement, with an initial funding of $2.0 million. This initial term loan bears interest at an annual rate of 6.5% and has an initial maturity date of December 1, 2018. The term loan is not convertible and is collateralized by substantially all of our assets. Monthly interest payments begin October 1, 2014. The Company may, at its sole discretion, borrow from the lenders:

•                  up to an additional $16.5 million, at any time on or before June 30, 2015 (“Term Loan B”) subject to the Company’s satisfaction of specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV130; and

•                  an additional $16.5 million, at any time on or before March 31, 2016 (“Term Loan C”) subject to the Company’s satisfaction of specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV027.

The proceeds from the initial term loan and future proceeds, if any, from Term Loan B and/or Term Loan C may be used to satisfy the Company’s future working capital needs, potentially including the development of its clinical and preclinical product candidates. The future term loans, if any, will bear interest at an annual rate of 6.5%.

At September 30, 2014, we had an accumulated deficit of $118.7 million and our net loss was $36.4 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, we had approximately $72.2 million of cash and cash equivalents, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2015.  Over at least the next several years, we expect we will incur significant expenses and operating losses as we continue to advance our three clinical-stage product candidates into additional clinical studies, identify additional product candidates for clinical testing and fund our other ongoing operations.

To fund our operations beyond 2015, we will need to draw down from our existing loan facility, if available, and/or raise substantial amounts of additional capital, likely through a combination of approaches including public or private financing, issuances of equity or debt, or the sale or partnering of one or more of our development programs or assets. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership.  Partnering any of our preclinical or clinical programs to raise capital will likely require us to yield control or significant decision-making authority over the asset and share any future revenues or profits or revenue with our partner.  Ultimately, there can be no assurance that any future funding will be available on terms acceptable to us, or at all. If we fail to raise capital or enter into such other arrangements as and when needed and if Actavis does not exercise its option for TRV027, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our Option and License Agreements with Actavis plc (Formerly Forest Laboratories Holdings Limited)

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Grant revenue	$—	$—	$—	$—	$84,980	$(84,980)
Collaboration revenue	—	—	—	—	50,000	(50,000)
Total revenue	—	—	—	—	134,980	(134,980)
Operating expenses:
General and administrative	2,536,807	1,210,875	1,325,932	7,033,492	2,843,587	4,189,905
Research and development	13,006,568	6,629,932	6,376,636	29,671,114	12,239,679	17,431,435
Total operating expenses	15,543,375	7,840,807	7,702,568	36,704,606	15,083,266	21,621,340
Loss from operations	(15,543,375)	(7,840,807)	(7,702,568)	(36,704,606)	(14,948,286)	(21,756,320)
Other income (expense):
Change in fair value of warrant liability	11,181	(941,356)	952,537	109,522	(1,249,849)	1,359,371
Miscellaneous income	—	1,093	(1,093)	184,015	1,245	182,770
Interest income	1,809	—	1,809	11,589	—	11,589
Interest expense	(4,487)	(908)	(3,579)	(4,487)	(148,850)	144,363
Total other income (expense)	8,503	(941,171)	949,674	300,639	(1,397,454)	1,698,093
Net loss and comprehensive loss	(15,534,872)	(8,781,978)	(6,752,894)	(36,403,967)	(16,345,740)	(20,058,227)
Accretion of preferred stock	—	(85,562)	85,562	(28,521)	(248,149)	219,628
Net loss attributable to common stockholders	$(15,534,872)	$(8,867,540)	$(6,667,332)	$(36,432,488)	$(16,593,889)	$(19,838,599)

Revenue

To date, we have derived revenue principally from research grants as well as from one research collaboration arrangement. We have not generated any revenue from commercial product sales. In the future, if any of our product candidates are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets.

Grant revenue decreased in 2014 versus 2013 due to the discontinuation of funding in June 2013 for a research grant from the National Institutes of Health.

General and administrative expense

General and administrative expenses consist primarily of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include insurance, allocated facility-related costs and professional fees for legal, market research, consulting and accounting services.  For the three and nine months ended September 30, 2014 compared to the same periods in 2013, general and administrative expenses increased by $1.3 million and $4.2 million, or 110% and 147%, respectively, primarily as a result of increased headcount and associated salary costs, increased compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company in early 2014.

Research and development expense

Our research and development expenses consist primarily of external and internal costs incurred for the research and development of our product candidates. External costs include expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities; and the costs of acquiring, developing and manufacturing clinical trial materials. Internal costs include salaries and related costs for research and development personnel including stock-based compensation and travel expenses, laboratory supplies and service costs, product liability insurance and allocated facility-related costs.

Research and development costs are expensed as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development expenses increased by $6.4 million, or 96%, from $6.6 million for the three months ended September 30, 2013 to $13.0 million for the three months ended September 30, 2014. The increase was primarily driven by an increase of $5.5 million in clinical research expenses associated with our advancement into a Phase 2b study with TRV027 and the initiation of a Phase 2a/b study of TRV130 in patients following bunionectomy surgery.

Research and development expenses increased by $17.4 million, or 142%, from $12.2 million for the nine months ended September 30, 2013 to $29.7 million for the nine months ended September 30, 2014. The increase was primarily driven by an increase of $13.0 million in clinical research expenses associated with our advancement into a Phase 2b study with TRV027 and the initiation of a Phase 2a/b study of TRV130 to assess the effects of TRV130 in patients following bunionectomy surgery. The remaining increase was primarily driven by other clinical activity for TRV130.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
External costs:
TRV027	$3,179,180	$2,045,610	$8,421,116	$2,242,181
TRV130	5,684,105	1,779,624	10,581,769	2,477,158
TRV734	1,172,740	519,315	2,600,934	1,558,284

Stock-based compensation	304,885	235,365	921,069	355,029
Other personnel related costs	1,416,141	1,212,703	4,143,075	3,676,080
Other research and development	1,249,517	837,315	3,003,151	1,930,947
	$13,006,568	$6,629,932	$29,671,114	$12,239,679

Change in fair value of warrant liability

In connection with the issuance and sale of the Company’s Series B-1 preferred shares in 2011, the Company issued to the purchasers warrants to purchase 1,650,000 shares of the Company’s Series B-1 Preferred Stock. Additionally, in connection with a banking facility entered into in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company’s balance sheet in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. Upon the Company’s IPO, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital.  The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $95,741 at September 30, 2014 as it contains a cash settlement feature upon certain strategic transactions.

We recognized a gain of $11,181 and a loss of $941,356 for the three months ended September 30, 2014 and 2013, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding. We recognized gains of $109,522 and losses of $1,249,849 for the nine months ended September 30, 2014 and 2013, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding.

Miscellaneous income

For the nine months ended September 30, 2014, we recorded $184,015 due to the sale of research and development tax credits awarded by the Commonwealth of Pennsylvania and the sale of laboratory equipment no longer in use.

Interest income

Interest income of $1,809 and $11,589 was recorded during the three and nine months ended September 30, 2014 due to income associated with the investment of funds in U.S. Treasury Bills.

Interest expense

Interest expense decreased $144,363 in the nine months ended September 30, 2014 due primarily to the repayment of our loan facility with Comerica Bank in May 2013.

Liquidity and Capital Resources

We incurred net losses of $36.4 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in operating activities was $26.7 million and $13.7 million during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, we had an accumulated deficit of $118.7 million, working capital of $65.6 million and cash and cash equivalents of $72.2 million. Historically, we have financed our operations principally through private placements of preferred stock. In February 2014, we completed our IPO.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(26,729,773)	$(13,687,244)
Investing activities	(421,517)	(78,232)
Financing activities	61,410,649	55,010,773
Net increase in cash and cash equivalents	$34,259,359	$41,245,297

Net cash used in operating activities

Net cash used in operating activities was $26.7 million for the nine months ended September 30, 2014, consisting primarily of a net loss of $36.4 million partially offset by noncash adjustments of $2.0 million and changes in operating assets and liabilities of $7.7 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. Changes in operating assets and liabilities were driven by a decrease in prepaid expenses and other assets of $3.0 million and an increase in accounts payable and accrued expenses of $4.7 million. The decrease in prepaid expenses and other assets was primarily due to prepaid IPO costs incurred in 2013 partially offset by prepaid expenses in 2014 related to the startup of the Phase 2b trial for TRV027 and Phase 2a/b study for TRV130. The increase in accounts payable and accrued expenses was primarily due to the timing and volume of our payment of costs related to ongoing development of our product candidates.

Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $16.3 million, partially offset by noncash adjustments of $2.4 million primarily attributable to depreciation and amortization expenses on leasehold improvements and laboratory equipment, expense associated with stock options and the revaluation of the warrant liability.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $421,517 and $78,232, respectively, and consisted primarily of expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $61.4 million for the nine months ended September 30, 2014, which was primarily due to net proceeds from the issuance of common stock in our initial public offering and net proceeds from our entry into a term loan agreement on September 19, 2014.

Net cash provided by financing activities was $55.0 million for the nine months ended September 30, 2013, resulting primarily from proceeds from the issuance of the Series C Convertible Preferred Stock.

Outlook

Since inception, we have not achieved profitability and, for the foreseeable future, we expect to continue to incur net losses and do not expect to generate commercial revenue until one of our product candidates receives regulatory approval, if ever. At the same time, we expect our cash expenditures to continue to increase in the near term as we fund our Phase 2 clinical trials of TRV027 and TRV130, our Phase 3 clinical trials of TRV130 and our clinical development of TRV734, as well as our clinical trials of our other preclinical product candidate and continuing preclinical activities. Following our recent IPO, we are a publicly traded company and are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

As of September 30, 2014, we had approximately $72.2 million of cash and cash equivalents, which we expect will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2015.  Over at least the next several years, we expect we will incur significant expenses and operating losses as we continue to advance our three clinical-stage product candidates into additional clinical studies, identify additional product candidates for clinical testing and fund our other ongoing operations.

To meet our future cash requirements and fund our operations beyond 2015, we will need to raise substantial amounts of additional capital, likely through a combination of approaches including public or private financing, issuances of equity or debt, or the sale or partnering of one or more of our development programs or assets. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership. Debt financings, similar to the facility we entered into in September 2014, could encumber our assets. If we raise additional funds through the issuance of convertible securities or debt, these investors or lenders could have rights senior to those of our common stock and the agreements underlying these securities could contain covenants that restrict our operations. Partnering any of our preclinical or clinical programs to raise capital will likely require us to yield control or significant decision-making authority over the asset and share any future revenues or profits or revenue with our partner.  Ultimately, there can be no assurance that any future funding will be available on terms acceptable to us, or at all. If we fail to raise capital or enter into such other arrangements as and when needed, if we are unable to meet the conditions required for us to draw on the remaining $33 million provided for under our debt facility and if Actavis does not exercise its option for TRV027, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our future capital requirements will depend on many factors, including:

•                  the progress and results of the Phase 2 clinical program for TRV130 and the Phase 2 study of TRV027;

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to Risks and Uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now applies to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities.  While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We have elected early adoption in the current period.  The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

During the three months ended September 30, 2014, we sold no shares of unregistered securities.

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
4.1

Form of Warrant dated September 19, 2014 issued by Trevena, Inc. to Oxford Finance LLC, Square 1 Bank and Three Point Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2014).

10.1

Loan and Security Agreement, dated September 19, 2014, by and among Trevena Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2014).

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2014, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of September 30, 2014, (iv) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: November 12, 2014

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the periods ended September 30, 2014, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity as of September 30, 2014, (iv) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.

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