Form 10-K
period 2014-12-31
TREVENA INC
filed 2015-03-18
CIK 1429560

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $47.4 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2014. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2014.

          The number of shares of the registrant's Common Stock outstanding as of March 10, 2015 was 39,241,173.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

i

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

        Using our proprietary product platform, we have identified and are developing the following three differentiated product candidates:

  •
  TRV130:  We are developing TRV130 as a first-line treatment for patients experiencing moderate to severe pain where IV administration is preferred. We are currently conducting a second Phase 2 trial of TRV130 with the goal of evaluating analgesic efficacy following soft-tissue surgery and exploring TRV130's safety and tolerability profile benchmarked to morphine. We expect to report top-line data from this trial in mid-2015. In November 2014, we announced top-line data from our Phase 2a/b clinical trial of TRV130 in postoperative pain following bunionectomy surgery. At doses of 2 mg and 3 mg of TRV130 administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for TRV130. The 3 mg dose of TRV130 also showed statistically superior analgesic efficacy over the 48-hour trial period compared to 4 mg of morphine administered every four hours. There were no serious adverse events reported in the trial, which we believe suggests that these levels of pain relief can be achieved safely. Based on the data from the recently completed Phase 2a/b study, we plan to move into Phase 3 preparations, which we expect to occur in parallel with the second Phase 2 soft tissue trial for TRV130 that we commenced in December 2014. We also anticipate that we will initiate a Phase 3 clinical trial for TRV130 in the first quarter of 2016. We hold a U.S. patent covering the composition of matter and methods of use for TRV130. We have retained all worldwide development and commercialization rights to TRV130, and plan to commercialize it for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

  •
  TRV734:  We are developing TRV734 as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. We have completed both a Phase 1 single ascending dose clinical trial and a Phase 1 multiple ascending dose clinical study and reported positive results from these studies in June 2014 and February 2015, respectively. We are commencing a pharmacokinetic study with various formulations of TRV734 to prepare for phase 2 development. We have retained all worldwide development and commercialization rights to TRV734.

  •
  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. In January 2015, we conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board (DSMB) and the BLAST-AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 for placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Actavis plc, or Actavis, which holds an exclusive option to license TRV027, has fully funded this expansion of the study via a $10 million payment to us to defray the external and internal costs of increasing the study sample size. As a result of the increased target enrollment, we now expect to release top-line data in the first half of 2016.

        We also have identified a new product candidate, TRV250, from our preclinical d-opioid receptor program focused on central nervous system, or CNS, indications and plan to advance TRV250 to preclinical studies in 2015 that would support our submission of an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA.

Our Pipeline

CNS Portfolio

TRV130

        TRV130 is a small molecule G protein biased ligand at the µ-opioid receptor that we are developing as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. TRV130 activates the µ-opioid receptor G protein pathway, which in preclinical studies was associated with analgesia, and inhibits the b-arrestin pathway at the same receptor, which in preclinical studies was associated with limiting opioid analgesia and with promoting opioid-induced respiratory depression and constipation.

Disease and treatment options

        According to 2013 data from IMS Health, there were approximately 47 million hospital inpatient stays and outpatient visits during which reimbursement claims for injectable opioids were made, 20 million of which involved a surgical procedure. In terms of the total potential market opportunity, the World Health Organization estimates that over 230 million major surgical procedures are performed each year worldwide. According to Life Science Intelligence, a market research firm, over 30 million inpatient surgical procedures and 42 million outpatient or ambulatory surgical procedures were performed in the United States in 2013. According to the European Commission, about 30 million hospital inpatient surgeries are performed collectively in France, Germany, the United Kingdom, Italy and Spain each year. Accordingly, we believe that there is a large potential commercial opportunity for TRV130 in the treatment of both surgical and medical pain, if approved.

        The typical treatment paradigm in developed markets for management of moderate to severe, acute postoperative pain is to initiate injectable or IV pain medication in the preoperative or immediate postoperative period to provide rapid and effective pain relief. As soon as it is safe and practical, a transition is typically made to oral pain medication, allowing patients to take medication home with them.

        Opioid analgesics like morphine, fentanyl and hydromorphone are mainstays of pain treatment in the immediate postoperative period. Despite the development and adoption of guidelines for the management of postoperative pain and the extensive use of current treatments, significant unmet need remains. In a 2012 survey of 300 surgical patients in the United States, over 80% of patients reported postoperative pain after the first analgesic medication had been administered, and 40% of this pain was reported to be moderate or severe. The effectiveness of currently available μ-opioid agonists is limited in part because their doses are limited by severe side effects such as respiratory depression, nausea and vomiting, and constipation. Injectable non-opioid analgesics are often used to supplement IV opioids for post-surgical pain management. These drugs, such as IV non-steroidal anti-inflammatory drugs, or NSAIDs, IV acetaminophen or local anesthetics such as bupivacaine, have their own potential side effects in the cardiovascular and gastrointestinal, or GI, systems as well as the liver. We estimate that recently introduced branded versions of these drugs can add $50 to $300 per patient per day to the cost of managing patients with moderate to severe postoperative pain in the United States.

        None of these non-opioid analgesic approaches has displaced the use of opioid analgesics as the cornerstone of IV therapy for acute moderate to severe pain. We believe that there remains significant unmet need for a more effective analgesic agent for postoperative and other types of acute pain.

Key differentiating attributes of TRV130

        We believe that TRV130 may offer several potential advantages over existing opioid treatments for postoperative pain, any of which may contribute to higher levels of pain relief for TRV130 compared to these drugs. Phase 2 data in post-surgical pain, Phase 1 data in experimental pain, and preclinical data all suggest that TRV130 may be able to rapidly and safely achieve superior pain relief with similar tolerability compared to standard intravenous morphine use. If this profile is confirmed in further clinical trials, we believe that TRV130 may offer best-in-class analgesic efficacy, which could position TRV130 for use in the most severe pain states. The predictable dose-related efficacy observed in our Phase 2 a/b study suggests that TRV130 also may be used broadly at different dose levels to control varying types of pain. In addition, preclinical and clinical evidence suggest that lower doses of TRV130, or alternative routes of administration, may be able to provide morphine-level pain relief with an improved profile for respiratory depression, nausea and vomiting, and constipation.

Clinical development strategy and experience

        In December 2014, we initiated a second Phase 2 clinical trial of TRV130 with the goal of evaluating analgesic efficacy following a soft tissue surgery and exploring TRV130's safety and tolerability profile benchmarked to morphine. We expect to report top-line data from this trial in mid-2015. This trial employs as-needed dosing to broaden dosing information beyond the fixed-interval dosing used in the bunionectomy trial. In this trial, TRV130, morphine or placebo are administered as an initial loading dose followed by delivery of on-demand doses via a patient-controlled analgesia device. Approximately 200 patients who have undergone uncomplicated, elective abdominoplasty surgery will be enrolled in the trial, with approximately 40 receiving placebo, 80 receiving TRV130 and 80 receiving morphine. The primary endpoint of the trial is the efficacy of TRV130 compared to placebo over 24 hours, which may serve as a registration endpoint in Phase 3 development. In parallel with the Phase 2 abdominoplasty clinical trial, we have commenced Phase 3 preparations for TRV130, with the goal of initiating our first of two Phase 3 clinical trials in the first quarter of 2016. We expect that the Phase 2 abdominoplasty trial, if the data are promising, along with data from the Phase 2a/b clinical trial of treatment of postoperative pain following bunionectomy, would support Phase 3 development in soft and hard tissue pain, which we believe would be required by the FDA for approval of TRV130 for broad use in moderate to severe pain. In addition, we plan to complete other clinical trials that would support Phase 3 clinical development. Core pivotal studies in the Phase 3 program could closely resemble the Phase 2 trials, with additional trials exploring the therapeutic potential more broadly. This approach may enable an NDA for a broad acute moderate to severe pain label and may also guide commercial positioning.

        We also are conducting additional Phase 1 trials in healthy subjects to evaluate the pharmacokinetics and the potential effects of TRV130 on cardiac conduction. This additional Phase 1 work is ongoing and is expected to conclude by 4Q 2015.

        We plan to initially target TRV130 for the treatment of moderate to severe, acute pain where IV administration is preferred. If our trials for this indication are successful, we believe there may be additional opportunities to expand the target indications in subsequent trials. Other potential patient populations for the eventual use of TRV130 include perioperative use (including sustained dosing for the most painful surgery types); non-surgical hospitalized patients such as burn victims (including debridement); end-of-life palliative care; emergency service trauma care; renal stones; sickle cell crises and military applications. We also may explore other dosage forms, such as transmucosal or transdermal administration for breakthrough or chronic pain, respectively, in additional separate trials.

  Phase 2a/b trial of TRV130 in acute postoperative pain following bunionectomy.

        The aim of our Phase 2a/b clinical trial was to evaluate TRV130's efficacy and tolerability in the management of postoperative pain using morphine as a benchmark. The trial was a multicenter, randomized, double-blind, placebo- and active-controlled, multiple dose, adaptive trial in 333 women and men undergoing a primary unilateral first-metatarsal bunionectomy surgery at four sites in the United States. Patients were randomized after surgery to receive TRV130, morphine or placebo to manage their pain. Pain intensity was measured using validated numeric rating scales ranging from ten (most severe pain) to zero (no pain) at multiple time points up to 48 hours. Based on these scales, analgesic efficacy was assessed with a time-weighted average change in pain score over 48 hours—a well-established measure of changes in the intensity of pain over time and an FDA-recommended endpoint for pain studies. The trial was conducted in two parts, with the goal of providing information on efficacy and dose- and interval-ranging and furthering the differentiation of TRV130 compared to morphine. In the first part, a pilot phase, patients were randomized to receive one of four doses of TRV130 (1 mg, 2 mg, 3 mg or 4 mg), morphine or placebo, all given at four hour intervals. In the second part of the trial, an adaptive phase, eight cohorts of approximately 25 patients each were randomized successively to one of two adaptive doses of TRV130 given every three hours, morphine given every four hours, and placebo given every three or four hours in a double-blind, double-dummy fashion. In this adaptive phase, doses of 0.5 mg, 1 mg, 2 mg and 3 mg of TRV130 were evaluated. Rescue medication consisting of acetaminophen or ketorolac was used in all groups. In total, 141 patients were treated in the pilot phase and 192 patients were treated in the adaptive phase. The second part of the trial was originally planned to include ten cohorts of 25 patients each, but after progressing through the pilot phase and eight of the ten planned cohorts in the second phase, we elected to close enrollment in the trial following a pre-specified interim analysis because the trial had met its objectives.

        In November 2014, we announced top-line data from this trial. At doses of 2 mg and 3 mg of TRV130 administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for TRV130. Over the 48-hour trial period, the 3 mg dose of TRV130 administered every three hours also showed statistically superior analgesic efficacy compared to the 4 mg dose of morphine administered every four hours. Additionally, in the first three hours of dosing, when pain was most severe, the 1 mg, 2 mg and

3 mg doses of TRV130 demonstrated superior analgesic efficacy in the trial compared to placebo, and the 2 mg and 3 mg doses of TRV130 demonstrated superior analgesic efficacy compared to the 4 mg dose of morphine.

        There were no serious adverse events reported in the trial. Both the 2 mg and 3 mg doses of TRV130 showed overall tolerability over the 48-hour trial period similar to that of the 4 mg dose of morphine administered every four hours. Adverse events attributable to TRV130 were largely opioid-related, with the most frequently reported events being dizziness, headache, somnolence, nausea, vomiting, flushing and itching. Adverse effects were generally dose-related.

  Phase 1b clinical studies of TRV130

        We have completed a number of Phase 1 clinical studies of TRV130 in more than 170 healthy subjects. These included two single ascending dose studies of TRV130 given as a 60 minute continuous infusion or a 2 minute bolus infusion that studies showed dose-related increases in plasma exposure and pupil constriction, a biomarker for CNS opioid activity across a range of doses that were generally well tolerated. Because in vitro data suggest that TRV130 is metabolized by at least two liver enzymes, CYP2D6 and CYP3A4, we assessed TRV130 pharmacokinetics, pharmacodynamics, safety and tolerability in CYP2D6 "poor metabolizer" healthy volunteers with little to no CYP2D6 activity. This study showed that TRV130 clearance was reduced by approximately 50% in the poor metabolizers suggesting that a lower frequency of dosing may be required to offer effective pain relief.

        In 2013, we completed a Phase 1b proof of concept exploratory trial in healthy male subjects. The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of a single dose of TRV130 as compared to a single 10 mg dose of morphine. We used a well-established evoked-pain model, the cold pain test, to evaluate the analgesic effects of TRV130 by measuring the time to hand removal, or latency, from a temperature-controlled cold water bath. At both the 3.0 mg and 4.5 mg doses, TRV130 showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p-value of less than 0.05 at the ten and 30 minute time points after dosing. The durability of the analgesic effect was similar to morphine. In addition, the time to peak effect was more rapid than that for morphine. Overall, TRV130 was well tolerated in the trial. Subjects receiving TRV130 showed less severe nausea and less frequent vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. TRV130 also showed less respiratory depression compared to morphine over 4 hours.

        In October 2014, we completed an adaptive, multiple ascending dose study of TRV130 in more than 50 healthy subjects. The safety, tolerability, pharmacokinetics and pharmacodynamics results of this study were consistent with the earlier Phase 1 studies described above. We also have two ongoing Phase 1 studies of TRV130, an absorption, distribution, metabolism, and excretion study and a QTc interval study.

Commercialization

        We plan to develop and, if approved, commercialize TRV130 for IV administration ourselves. We intend to build acute care commercial capabilities, initially in the United States, and to retain full U.S. rights. In the United States, sales of injectable analgesics have increased by more than 70% between 2011 and 2013 to approximately $660 million, according to data from IMS Health. We may seek collaborators for commercializing TRV130 outside the United States after the availability of full Phase 2 data to offset risk and preserve capital.

Manufacturing

        We have carried out TRV130 drug substance synthesis, performed by a third party, at a scale up to 2 kg per batch. Phase 3 synthetic process development and regulatory compliance studies are in progress. Currently we manufacture drug substance and drug product, both with third parties, at single sites, but we plan to qualify additional sites in connection with any Phase 3 trials.

Competition

        If TRV130 is approved for IV treatment of moderate to severe acute pain, it will compete with widely used, currently marketed generic opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well-known adverse side effects, such as respiratory depression, nausea and vomiting, constipation and POI. TRV130 also may compete against, or be used in combination with, Ofirmev, marketed by Mallinckrodt plc, with Exparel, marketed by Pacira Pharmaceuticals, Inc., and with Dyloject, approved for marketing by Hospira, Inc., which are all reformulations of existing products. Together with generic versions of NSAIDs such as ketorolac and diclofenac, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate to severe acute pain.

        We are aware of a number of products in development that are aimed at improving the treatment of moderate to severe, acute pain. The most advanced product candidates are reformulations of existing opioids, in patient-activated delivery devices, such as a fentanyl ionophoresis patch, in development by The Medicines Company, and a sufentanil oral nanotab with hand-held dispenser, in development by AcelRx. Durect Corporation also has a proprietary long-acting reformulation of bupivacaine in late stage development. In addition, Cara Therapeutics Inc. is developing an IV and oral peripherally restricted k-opioid receptor agonist, which has been administered in combination with µ-opioids in clinical trials.

Intellectual property

        Our TRV130 patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent, which claims among other things, TRV130, compositions comprising TRV130 and methods of using TRV130. The portfolio also includes one pending U.S. patent application claiming TRV130, other compounds and/or methods of making or using the same. If issued, the pending U.S. application is predicted to expire no earlier than 2032, subject to any disclaimers or extensions. A related Patent Cooperation Treaty, or PCT, application was filed and national patent applications have been filed in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, and New Zealand. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV734

        TRV734 is a small molecule G protein biased ligand at the µ-opioid receptor that we are developing as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. Like TRV130, TRV734 takes advantage of a well-established mechanism of pain relief by targeting the µ-opioid receptor, but does so with enhanced selectivity for the G protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the b-arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. We have filed patent applications covering TRV734 and methods of using TRV734.

        Data from IMS Health shows that µ-opioid drug sales across the United States, Europe and Japan were approximately $11 billion in 2013. Despite widespread use, there are significant limitations to existing therapies with respect to efficacy and side effects, including constipation, nausea and vomiting, and respiratory depression. Dose-limiting side-effects may translate into inadequate pain control. The constipating effects of chronic opioids are particularly problematic because they do not lessen over time, while efficacy does tend to reduce over time for a particular dose level. Numerous approaches have been attempted to mitigate constipation. Laxatives, peripherally restricted opioid antagonists, such as naloxegol, methylnaltrexone and alvimopan, and multimodal analgesia, such as the opioid/SNRI tapentadol, are only partially effective and can raise problematic new side effects in an attempt to mitigate the adverse effects of opioid analgesics. Based on the very large market and substantial limitations confronting current analgesics, we believe a new opioid with a more precisely targeted mechanism of action and an improved therapeutic profile could provide a significant product opportunity in the acute and chronic pain markets.

Clinical development strategy and experience

        Following successful single ascending dose and multiple ascending dose Phase 1 studies of TRV734 in healthy volunteers, described below, we are continuing development of TRV734 to support Phase 2 clinical trials. A third Phase 1 pharmacokinetic study to evaluate TRV734 formulations for Phase 2 clinical trials is ongoing. To support later-stage development and commercialization we intend to seek a collaborator with experience in developing and commercializing controlled-substance therapeutics in chronic care pain markets. We aim to retain rights to commercialize TRV734 in acute care settings, including hospitals, in the United States.

        We have had an active IND for TRV734 since January 2014, and we have completed two Phase 1 trials of TRV734 in healthy volunteers. The first study tested single ascending doses and the relative bioavailability of oral TRV734 in healthy subjects. In this trial, we observed that TRV734 was pharmacologically active at a range of safe and well-tolerated doses. TRV734 elicited dose-related increases in plasma concentrations, with peak plasma concentrations reached approximately one hour after dosing and a terminal half-life consistent with use for treating acute pain. Pupil constriction indicative of analgesia was observed at doses of 80 mg and higher, and mild-to-moderate adverse effects were reported at the maximum explored dose of 250 mg. We believe this suggests that the analgesic efficacy of TRV734 may be separable from opioid-related adverse effects. No clinically significant changes in vital signs, laboratory values or ECG parameters, and no severe or serious adverse events, were reported. We believe that the data from this trial suggest that TRV734 provides dose-related exposure, speed of onset, and duration of action suitable for treating moderate to severe acute pain.

        We also have completed a multiple ascending dose trial of TRV734 in healthy volunteers. This two-part trial evaluated the safety, tolerability, pharmacokinetics, and pharmacodynamics of oral TRV734 in healthy males and females. In part A of the study, 125 mg TRV734 was given to 13 males following a high fat meal, a standard meal, and in three split portions following a fast via randomized cross-over design. Results showed that dosing paradigm did not affect TRV734 bioavailability. TRV734 in each dosing paradigm was associated with pupil constriction, a marker of CNS opioid activity, lasting approximately 4-6 hours, consistent with previous data. This suggests that TRV734 should have an appropriate duration of action for the treatment of acute pain when taken with or without food. In part B of the study, 62 male and female subjects fed standard meals were given placebo, 10 mg immediate-release oxycodone, or 60, 80, 125, or 175 mg of TRV734 every 6 hours for 24 hours. Pharmacokinetics after the first and last dose were similar. Trends in pupil constriction and increased tolerability of cold-induced pain after the first and last dose were noted for all doses of TRV734, with duration of approximately 4-6 hours. These effects were similar to those seen with 10 mg oxycodone. TRV734 was generally well tolerated, and there were no serious or severe adverse events in either part of the study. Adverse events were generally opioid-related; the most common were somnolence, nausea, headache, dizziness, and vomiting, and were observed for both TRV734 and oxycodone. The Bowel Function Index (BFI), a validated tool to evaluate clinical constipation, was used to explore the potential for TRV734 to cause opioid-induced constipation and in this study showed encouraging trends compared to oxycodone.

Preclinical data

        TRV734 has shown a similar profile to TRV130 in in vitro and in vivo studies. It is highly selective for the µ-opioid receptor where, like the most powerful opioid analgesics, it is a strong agonist of G protein coupling. TRV734 is distinct from those analgesics in its very weak recruitment of b-arrestins to the µ-opioid receptor. In our preclinical studies, TRV734 showed analgesic effects in preclinical pain models similar to oxycodone and morphine. In the same studies, TRV734 caused less constipation compared to equivalently analgesic doses of oxycodone and morphine. TRV734 is active after oral administration in mice and rats, has high oral bioavailability and has been well tolerated in non-human primates.

        Based on these data and data for TRV130, we believe that TRV734 may offer an improved efficacy profile as compared to current opioid therapies or equivalent efficacy with an improved GI tolerability and respiratory safety profile.

Manufacturing

        We have carried out TRV734 drug substance synthesis, performed by a third party, at a scale up to 2 kg per batch. A formulated tablet is being developed for Phase 2 clinical trials.

Intellectual property

        Our TRV734 patent portfolio, which is wholly owned by us, includes one pending U.S. patent application claiming TRV734, other compounds and/or methods of making or using the same. If issued, we expect the pending U.S. application will expire no earlier than 2032, subject to any disclaimers or extensions. A related PCT application was filed and national patent applications have been filed in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, and New Zealand. Any patents resulting from these national patent applications, if issued, are predicted to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV250

        In the fourth quarter of 2014, we identified a new product candidate, TRV250, a small molecule G protein biased ligand of the d-opioid receptor. Based on the profile of TRV250, we anticipate focusing our initial development efforts on addressing treatment-refractory migraine headaches. According to Decision Resources, a healthcare consulting company, the acute episodic migraine market encompassed approximately 12 million drug-treated patients in 2013 in the United States, representing approximately $2.2 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to or cannot tolerate the market-leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

        We believe our preclinical data support targeting the d-opioid receptor for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. By contrast, TRV250 is a potent d-opioid receptor ligand that displayed strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability through selectively activating G protein coupling without engaging b-arrestin. These in vivo data are further supported by data for d-agonists in b-arrestin knockout mice suggesting that b-arrestin plays a role in seizures. We are progressing TRV250 into preclinical studies in 2015 designed to support our submission of an IND to the FDA. We also intend to seek a collaborator for TRV250 with CNS development and worldwide commercialization expertise, while potentially retaining commercialization rights in the United States. Phase 1 clinical trials could include electroencephalogram studies to specifically assess seizure liability.

        We have two provisional patent applications directed to compounds that modulate the d-opioid receptor. One of the applications is solely owned by us and the other is co-owned by us and Ligand Pharmaceuticals Incorporated, or Ligand. We have an exclusive worldwide, paid up, royalty-free license to any compound or method of use in the field of pharmaceuticals disclosed in the Ligand co-owned application. We expect that any compound that modulates the d-opioid receptor we choose to pursue under our development program would be covered by the application solely owned by us. These applications are eligible for worldwide filing and may be used to establish non-provisional applications that, if issued, are predicted to expire no earlier than 2035.

Cardiovascular Program

TRV027

        TRV027 is a peptide b-arrestin biased ligand that targets the angiotensin II type 1 receptor (AT1R), inhibiting G protein signaling and activating b-arrestin signaling. We are developing TRV027 for the treatment of AHF in combination with standard diuretic therapy. In our Phase 2a clinical trial TRV027 rapidly reduced blood pressure and preserved renal, or kidney, function while preserving cardiac performance in advanced chronic heart failure patients. We are currently enrolling patients in a Phase 2b clinical trial to evaluate the safety and efficacy of TRV027 in AHF. If our clinical development of TRV027 is successful and the product ultimately is approved by regulatory authorities we believe TRV027 would be used as a first-line in-hospital AHF treatment. We also believe TRV027 could improve AHF symptoms, shorten length of hospital stay and potentially lower readmission rates and mortality rates after hospital discharge. U.S. patents covering the composition of matter and method of use of TRV027 have issued and are expected to expire no earlier than 2031 and 2029, respectively.

Disease and treatment options

        There are over 20 million people living with heart failure in the United States and Europe, according to the American Heart Association and the European Society of Cardiology. AHF, also sometimes referred to as acute decompensated heart failure, is heart failure requiring hospitalization. AHF patients present with fluid overload and severe dyspnea, a serious shortness of breath sometimes described as "air hunger," leading to an inability to perform simple functions such as standing and walking short distances. AHF can also lead to organ dysfunction, including in the kidneys and heart. Most patients experiencing an AHF event have a worsening of existing chronic heart failure, although an estimated 25% of AHF hospitalizations represent new diagnoses of heart failure.

        According to National Hospital Discharge Survey data, in the United States there were over 5 million hospital discharges in 2010 where heart failure was listed as a component of the diagnosis, over 1 million of which listed heart failure as the primary diagnosis. Based on national hospital discharge statistics from 25 countries in Europe, we estimate that there were a total of 1.6 million hospitalizations with a primary heart failure diagnosis in 2010 in those countries. Despite long hospital stays, up to approximately 50% of AHF patients remain symptomatic on discharge according to data from ADHERE, a national U.S. registry of over 100,000 patients admitted to the hospital with AHF between 2000 and 2005. In addition, the risk of readmission is 25% after 30 days and the one-year mortality rate is approximately 30%. Combined, these poor outcomes result in a substantial burden to the healthcare system. In 2012, the American Heart Association estimated the annual direct medical cost of treating heart failure in the United States to be almost $21 billion.

        The current approach to treating patients with AHF involves facilitating the excretion of accumulated fluid with loop diuretics like furosemide; improving hemodynamics by reducing preload and afterload blood pressure with vasodilators like nitroglycerin; and directly stimulating the heart to contract more forcefully with inotropes like dobutamine. None of these approaches has been robustly shown to improve patient outcomes in AHF, and each therapy has specific adverse effects that limit its clinical utility.

Key differentiating attributes of TRV027

        We believe that TRV027, when used with current standard of care, particularly loop diuretics like furosemide, will have advantages in both efficacy and safety compared to alternative therapies. Renin-angiotensin system (RAS) blockade has been shown to have morbidity and mortality benefits in chronic heart failure, and RAS is a mechanism central to AHF. We believe that TRV027, if approved, could be the first therapy to bring modulation of RAS to the acute hospital setting, and could improve patient symptoms and outcomes by rapidly lowering afterload and preload, sustaining cardiac output, and preserving kidney performance. In addition, we believe that administering TRV027 in combination with furosemide may allow furosemide to work more effectively without the negative consequences of RAS activation that has been shown to occur with loop diuretics. In clinical trials to date, TRV027 has been well-tolerated in healthy subjects and in patients with advanced chronic congestive heart failure, in each case at doses up to 20-fold higher than the expected efficacious dose. In preclinical toxicology studies, TRV027 had a favorable profile at doses up to 500 times the expected therapeutic dose. We believe that the risk of hypotension, which has limited the use of other vasodilators in AHF, is reduced for TRV027 based on its self-limiting effects on blood pressure seen in our Phase 2a trial, as well as its rapidly reversible effects seen clinically and preclinically, and because in our three completed clinical trials, TRV027 lowered blood pressure only in subjects with elevated measures of RAS activity, the target pathophysiology. This is important for any drug that is used in emergency rooms when the initial diagnosis may be uncertain.

Clinical development strategy and experience

        We are enrolling patients in a Phase 2b clinical trial to evaluate the safety and efficacy of TRV027 in AHF. This is a randomized double-blind, placebo controlled trial comparing TRV027 plus standard of care to standard of care alone. The primary objective of this trial is to evaluate the effects of three doses of TRV027, 1 mg/hr, 5 mg/hr and 25 mg/hr, on a composite of clinically important outcomes: mortality, worsening heart failure, hospital readmission rate, dyspnea and length of hospital stay. We are targeting early administration of TRV027, ideally within six hours of arrival at the hospital. TRV027 will then continue to be administered for a minimum of 48 hours and up to 96 hours. We believe administration of TRV027 soon after hospital admission will improve in-hospital mortality rates and shorten length of hospital stay. We are enrolling patients with both low ejection fraction and preserved ejection fraction since RAS elevation is a key component of both conditions.

        We have conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board (DSMB) and the BLAST-AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 for placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Actavis plc, or Actavis, which holds an exclusive option to license TRV027, has fully funded the expansion of the study via a $10 million payment to Trevena to defray the external and internal costs of increasing the study sample size. As a result of the increased target enrollment, Trevena now expects to release top-line data in the first half of 2016.

        We believe that an endpoint measuring dyspnea or worsening of heart failure during hospitalization in Phase 3 clinical trials could form the basis for FDA approval of TRV027. However, we believe the FDA may be open to other well-defined benefit parameters, such as a hospitalization benefit or a patient and caregiver quality of life benefit. The composite endpoint tested in Phase 2b will facilitate our evaluation of potential alternative proposals to be discussed with the FDA at an end-of-Phase 2 meeting.

        We have had an active IND, for TRV027 for AHF with the FDA since February 2010. Since then, we have completed three clinical trials of TRV027:

  •
  A Phase 2a clinical trial in medically fragile subjects with advanced stable heart failure, low ejection fraction and a clinical indication for right-heart catheterization. Ejection fraction is a measure of the volume of blood pumped by the heart. Right-heart catheterization is a procedure that allows measurement of intracardiac and intravascular pressures on the side of the heart leading to the lungs.

  •
  A Phase 1b clinical trial in subjects with moderate heart failure and concomitant renal dysfunction. Selecting a stable population allowed us to directly measure renal plasma flow, or RPF, and glomerular filtration rate, or GFR, two common measures used to evaluate renal safety.

  •
  A Phase 1 clinical trial in healthy subjects to evaluate pharmacokinetics and tolerability prior to moving into chronic stable heart failure subjects.

  Phase 2a hemodynamics trial in advanced stable heart failure subjects

        The primary objectives of this trial were to characterize the safety and tolerability of TRV027 in subjects with advanced stable heart failure and to measure its effects on blood circulation, also known as hemodynamics. Based on the preclinical and Phase 1 data, we were expecting the hemodynamic effects of TRV027 to depend on elevation of RAS activity. The data were therefore analyzed based on plasma renin activity, or PRA, elevation, with high PRA subjects defined as those with PRA levels greater than 5.82 ng/ml/hr, which is the upper limit of lab normal range. PRA is an enzyme in the RAS cascade and measures RAS activity. Eleven of the 24 treated subjects had high PRA. We believe that these high PRA subjects represent a sicker population more relevant to AHF, and we anticipate that most AHF patients will have high PRA.

        In this trial TRV027 produced a dose-related decrease in mean arterial pressure, or MAP, in subjects with elevated PRA. The reduction in MAP was sustained during the steady state infusion period and reversed during the washout period following the end of the infusion.

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

        In this trial, there was no apparent change in cardiac index or heart rate observed in subjects with normal or high PRA following administration of TRV027. Cardiac index is a well-accepted measurement of how well the heart is functioning as a pump by directly correlating the volume of blood pumped by the heart with an individual's body surface area. This contrasts with the response of heart failure subjects to acute administration of the angiotensin receptor blocker, or ARB, losartan, which has been shown to decrease cardiac index in some studies.

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

  Phase 1b renal safety trial in stable chronic heart failure subjects

        The primary objective of this trial was to explore the pharmacokinetics and renal safety of TRV027, co-administered with furosemide, in 17 subjects with a history of heart failure and concomitant renal dysfunction. TRV027 was administered using a standard dosing paradigm, with doses of 1.25 mg/hr, 6.25 mg/hr and 31.25 mg/hr, without weight correction. The plasma concentrations obtained were similar to those obtained when TRV027 was administered on a per-kg basis to subjects with normal kidney function, suggesting that a standard dosing approach with no adjustment for weight or renal impairment is appropriate, which would facilitate use in the emergency room where patients are not routinely weighed. In this study, TRV027 was well tolerated in these renally impaired subjects. There were no TRV027-related clinically significant or serious adverse events reported. In this trial, co-administration of TRV027 did not impair furosemide's effect on diuresis or urinary sodium excretion.

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

Preclinical studies

        In a paced dog animal model of heart failure, TRV027 decreased MAP and PCWP. TRV027 also increased renal blood flow and moderately increased cardiac output. In another paced dog model study, TRV027 was studied in combination with furosemide and showed additive effects on reducing PCWP, which would be consistent with beneficial effects on dyspnea in the clinic. In addition, combining the data in normal dogs, paced dogs and paced dogs treated with furosemide, we observed meaningful blood pressure decreases only in animals with elevated RAS.

        To examine the direct effects of TRV027 on cardiac contractility, we studied the hemodynamic effects of TRV027 compared to the unbiased ARB telmisartan in normal rats using a micromanometer conductance catheter. TRV027 treatment increased cardiac contractility independent of its effects on blood pressure, as measured by end systolic pressure volume relationship, or ESPVR, a common measure of cardiac output independent of blood pressure, and it also decreased MAP. This compared to telmisartan, which similarly decreased MAP but also decreased ESPVR. Telmisartan is an unbiased ARB that inhibits both the G protein and b-arrestin AT1R pathways. In addition, in in vitro studies, TRV027 stimulated cardiomyocyte contractility through a b-arrestin dependent mechanism and selectively activated a subset of downstream signaling pathways seen with the full agonist, angiotensin II.

        The mechanism by which TRV027 increased cardiac contractility in in vivo studies does not appear to involve calcium mobilization seen in currently marketed inotropes. Calcium mobilization is linked to pro- arrhythmic effects. In a study we conducted in rats, a b-arrestin biased AT1R ligand closely related to TRV027 increased contractility through a myofilament calcium sensitization mechanism, a novel mechanism of cardiac contractility that does not involve calcium mobilization. In in vivo studies, this related ligand prevented hypertrophy and prevented cardiac apoptosis, suggesting a potential cardioprotective effect. Furthermore, cardiac stress in mice induces AT1R, b-arrestin-dependent cardioprotective signaling, suggesting that AT1R b-arrestin biased ligands could be potentially cardioprotective.

Option and License Agreements with Actavis

        On May 3, 2013, we entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which we granted to Actavis an exclusive option to license TRV027. If Actavis exercises this option, the license agreement will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At our request, Actavis will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but it has no obligation to provide co-promotion rights to us. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis' expense.

        Under the option agreement, we will conduct, at our expense, a Phase 2b clinical trial of TRV027 in AHF. The Phase 2b clinical trial is being conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Actavis, with operational authority during the option period retained by us, subject to Actavis' right to assume control in certain circumstances if we fail to conduct the development activities adequately.

        Actavis may exercise its option during the Phase 2b clinical trial or during a specified time period after we deliver the data from the Phase 2b clinical trial to Actavis. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, we will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If we and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed either by us or by Actavis during the negotiations. If Actavis does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that case, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on our own.

        We received no consideration upon the grant of the option to Actavis. In March 2015, Actavis and we signed a letter agreement wherein Actavis agreed to pay us $10 million to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Actavis exercises the option, we would receive a $65 million option exercise fee and could potentially receive up to $365 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Actavis of any of its obligations under the license agreement, including Actavis' obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee. Under the license, both Actavis and we have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Actavis is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Actavis would terminate, and Actavis would grant to us an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Manufacturing

        TRV027 drug substance has been made by a third party at a scale up to 2 kg per batch. We are exploring potential process improvements, which we will implement as appropriate as development progresses. Currently drug substance and drug product are each manufactured at single sites, but additional sites are planned for qualification in connection with any Phase 3 clinical trials.

Commercialization

        If Actavis exercises its option to license TRV027, Actavis will have the exclusive rights to commercialize TRV027 and will be responsible for all commercialization activities at Actavis's expense. At our request, Actavis will consider in good faith whether to grant us the right to co-promote TRV027 in the United States under terms to be agreed upon by the parties, but it has no obligation to provide co-promotion rights to us. If Actavis does not exercise its option to license TRV027 and we are successful in obtaining necessary regulatory approval, we might pursue commercialization on our own or seek to collaborate with a third party for commercialization, particularly outside the United States.

Competition

        If TRV027 is approved for the indication of AHF, it will be used with standard loop diuretic therapy and may result in reduced need for vasodilators and/or inotropes. We also are aware of three product candidates in mid- to late-stage clinical development for AHF, specifically serelaxin, which is being developed by Novartis and currently is in Phase 3 clinical trials in patients with AHF; omecamtiv mecarbil, which is being developed by Amgen in collaboration with Cytokinetics Incorporated, and currently is in Phase 2b clinical trials in patients with AHF and chronic heart failure; and ularitide, which is being developed by Cardiorentis and currently is in Phase 3 clinical trials for AHF. In addition, several product candidates are in mid- to late-stage clinical development for treating chronic heart failure which may, if approved, reduce the incidence of AHF. These product candidates include LCZ-696 from Novartis and Mydicar from Celladon.

Intellectual Property

        Our TRV027 patent portfolio is wholly owned by us. The portfolio includes three issued U.S. patents that claim, among other things, TRV027, compositions comprising TRV027 and methods of using TRV027, and issued patents in Japan, New Zealand and China. The issued U.S. patents covering the composition of matter and methods of using TRV027 are expected to expire no earlier than 2031 and 2029, respectively, subject to any disclaimers or extensions available under the Hatch-Waxman Act. The TRV027 patent portfolio also includes two pending U.S. patent applications, which claim a genus of compounds that would encompass TRV027 and methods of using such compounds. If the two pending U.S. patent applications were to issue, they would be expected to expire no earlier than 2029, subject to any disclaimers or extensions. Outside of the United States, we have pending patent applications in Australia, Canada, the European Patent Office, Hong Kong and India that are directed to TRV027. The patents from these applications, if issued, are predicted to expire in 2029, subject to any disclaimers or extensions.

        Additionally, the TRV027 patent portfolio includes two U.S. provisional applications directed to, among other things, synthesis of TRV027, crystalline and amorphous forms of TRV027, and methods of preparing crystalline and amorphous forms of TRV027. Any patents resulting from these patent applications, if issued are expected to expire no earlier than 2035. The TRV027 patent portfolio is subject to Actavis' option for an exclusive license.

Our Platform

        GPCRs are a large family of cell surface receptors that trigger two signaling pathways, G protein and b-arrestin, and are implicated in cellular function and disease processes. More than 30% of all currently marketed therapeutics target GPCRs. Currently available therapeutics that target GPCRs, or GPCR ligands, are typically not signal specific, and therefore either inhibit both the G protein and b-arrestin pathways (an antagonist ligand) or activate both pathways (an agonist ligand). This lack of signal specificity often results in a suboptimal therapeutic profile for these drugs because in many cases one of the pathways is associated with a beneficial therapeutic effect and the other is associated with limiting that benefit or with an undesirable side effect. We use our proprietary Advanced Biased Ligand Explorer, or ABLE, product platform to identify "biased" ligands, which are compounds that activate one of the two signaling pathways of the GPCR while inhibiting the other. This signaling specificity is the basis for our drug discovery and development approach, which is to identify selective GPCR biased ligands and develop them into differentiated clinical products. While some GPCRs trigger other signaling pathways in addition to G protein and b-arrestin, most GPCRs trigger those two pathways.

        Our ABLE product platform is a collection of proprietary biological information, in vitro assays, know-how and expertise that we use to identify unique GPCR-targeted biased ligands with attractive pharmaceutical properties. In vitro assays are laboratory tests performed outside of a living organism. Our in vitro assays use cells that have the receptor of interest on the cell surface, where G protein and b-arrestin signaling from that receptor can be measured to determine if a particular ligand is biased, and if so whether it is a G protein or b-arrestin biased ligand. Our assays can also measure different cellular responses resulting from signaling through b-arrestin and can thereby help us to associate pharmacological responses with molecular signaling. Most components of our ABLE product platform are maintained as trade secrets, but the output of the product platform is reflected in the product candidates that we have advanced into clinical testing and the research we have published in numerous peer- reviewed journals. We believe that our ABLE product platform provides us with an important competitive advantage in identifying further opportunities for efficient and high-impact biased ligand drug discovery, development and commercialization.

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

        One or more third parties may hold intellectual property, including patent rights, that is important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

        In the United States, the patent term of a patent that covers an FDA- approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during clinical development and the FDA regulatory review process. The Hatch-

Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Although, we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the United States Patent and Trademark Office, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Commercialization

        We have not yet established a sales, marketing or product distribution infrastructure. Subject to successfully completing product development and receiving marketing approvals, we expect to commence commercialization activities for our products other than TRV027 by building a focused sales and marketing organization in the United States, initially in the acute care area. We believe that such an organization will be able to address the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. We further believe that this sales organization could be adapted and expanded to provide support for TRV027 in the acute care setting if Actavis does not exercise its option to license TRV027. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. We also intend to license out commercial rights for products that require a substantial primary care presence.

        We plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and oversee and support our sales force. In parallel with building this organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine.

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

  •
  performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

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

        In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Coverage and Reimbursement

        The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

        Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

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

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

        In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to propose spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

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

Employees

        As of December 31, 2014, we had 42 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the "JOBS Act," and references to "emerging growth company" have the meaning associated with it in the JOBS Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Maxine Gowen, Ph.D.	56	President, Chief Executive Officer and Director
Roberto Cuca	47	Senior Vice President and Chief Financial Officer
Michael W. Lark, Ph.D.	57	Chief Scientific Officer and Senior Vice President, Research
John M. Limongelli, Esq.	45	Senior Vice President, General Counsel and Corporate Secretary
David Soergel, M.D.	47	Senior Vice President, Clinical Development and Chief Medical Officer

Maxine Gowen, Ph.D.

        Dr. Gowen has served as our President and Chief Executive Officer and as a member of our board of directors since our founding in November 2007. Prior to joining our company, Dr. Gowen was Senior Vice President for the Center of Excellence for External Drug Discovery at

GlaxoSmithKline plc, or GSK, where she held a variety of leadership positions during her tenure of 15 years. Before GSK, Dr. Gowen was Senior Lecturer and Head, Bone Cell Biology Group, Department of Bone and Joint Medicine, of the University of Bath, U.K. Dr. Gowen has served as a director of Akebia Therapeutics, Inc. since July 2014. From 2008 until 2012, Dr. Gowen served as a director of Human Genome Sciences, Inc., a public biopharmaceutical company. She received her Ph.D. from the University of Sheffield, U.K., an M.B.A. with academic honors from The Wharton School of the University of Pennsylvania, and a B.Sc. with Honors in Biochemistry from the University of Bristol, U.K. Our board of directors believes that Dr. Gowen's detailed knowledge of our company and her over 20 years in the pharmaceutical industry, including her roles at GSK, provide a critical contribution to our board of directors.

Roberto Cuca

        Mr. Cuca joined our company as Senior Vice President and Chief Financial Officer in September 2013. Prior to joining us, he held various leadership positions in the finance organization of Endo Health Solutions Inc., a pharmaceutical company, from March 2010 to August 2013, including, most recently, Treasurer and Senior Vice President, Finance. Prior to that, he was Director, Corporate and Business Development, at moksha8 Pharmaceuticals, Inc., an emerging markets-focused pharmaceutical company, from March 2008 until February 2010. From 2005 until 2008, he worked at JPMorgan Chase & Co. as an equity analyst covering U.S. pharmaceutical companies. Mr. Cuca received an M.B.A. from the Wharton School of The University of Pennsylvania, a J.D. from Cornell Law School and an A.B. from Princeton University, and he is a CFA charterholder.

Michael W. Lark, Ph.D.

        Dr. Lark has served in a number of capacities with our company since February 2008, and currently serves as our Chief Scientific Officer and Senior Vice President, Research, a position he has held since March 2011. Prior to joining our company, he was Vice President of Biology at Centocor Inc., a division of Johnson & Johnson, or Centocor, from 2004 until 2008 and the Senior Director of Cardiovascular and Metabolic Diseases at Centocor from 2002 to 2004. Prior to that, Dr. Lark was Director of Musculoskeletal Diseases at GSK, from 1999 until 2002. Dr. Lark received his Ph.D. in Molecular Biology and Microbiology from the Case Western Reserve University Medical School and his B.S. in Microbiology from the Pennsylvania State University.

John M. Limongelli, Esq.

        Mr. Limongelli joined our company as Senior Vice President, General Counsel and Corporate Secretary in May 2014. Prior to that, he was Vice President, Associate Chief Counsel and Corporate Secretary at Cigna Corporation from September 2013 until May 2014. From October 2012 to September 2013, he was a partner at the law firm Royer Cooper Cohen Braunfeld LLC. He served as Senior Vice President, General Counsel and Secretary at Adolor Corporation from September 2008 until Adolor's sale to Cubist Pharmaceuticals, Inc. in December 2011. Prior to Adolor, Mr. Limongelli held roles of increasing responsibility with Cephalon, Inc., most recently serving as Vice President and Associate General Counsel. Mr. Limongelli began his legal career in private practice with Morgan, Lewis & Bockius, LLP, in Philadelphia, Pennsylvania. Prior to his legal career, Mr. Limongelli was a certified public accountant with KPMG LLP. Mr. Limongelli obtained both his J.D. and M.B.A. from Temple University.

David Soergel, M.D.

        Dr. Soergel has served in multiple positions since joining our company in November 2009 and currently serves as our Senior Vice President, Clinical Development and Chief Medical Officer. Prior to joining our company, he served as Senior Director, Clinical Development for Concert Pharmaceuticals, Inc., a biotechnology company, from July 2008 to November 2009. Prior to Concert, Dr. Soergel served as Director, Discovery Medicine, in the Cardiovascular Urogenital Center of Excellence in Drug Discovery at GSK, from 2005 until 2008. Dr. Soergel received an M.D. from Cornell University Medical College and a B.A. from The Johns Hopkins University. Dr. Soergel completed his clinical training in pediatric cardiology at Johns Hopkins Hospital and underwent additional training in heart failure and transplant at the Children's Hospital of Philadelphia.

ITEM 1A.    RISK FACTORS

        Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

        Since inception, we have incurred significant operating losses. Our net loss was $49.7 million and $23.3 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $132.0 million. To date, we have financed our operations primarily through private placements and a public offering of our equity securities and through grant revenue. Virtually all of our revenue to date has been grant revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

  •
  continue to enroll our Phase 2b clinical trial of TRV027 and conduct Phase 2 and Phase 3 clinical trials of TRV130, our lead product candidates;

  •
  complete Phase 1 clinical trials of TRV734 and initiate a Phase 2 trial of TRV734;

  •
  initiate activities to support the filing of an IND for TRV250, our d -opioid receptor product candidate;

  •
  seek to discover additional product candidates;

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

        To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities and have not begun others. We may never succeed in these activities and, even if we do, may never achieve profitability.

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

        We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to enroll the Phase 2b clinical trial for TRV027, complete the Phase 2 clinical program for TRV130 and then initiate and complete Phase 3 clinical trials, continue clinical development of TRV734, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to:

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

  •
  cease operations altogether.

        We estimate that our existing cash and cash equivalents as of December 31, 2014 the $16.5 million that we are eligible to draw under our credit facility based on the top-line results of the Phase 2a/b trial of TRV130 announced in November 2014 and the $10.0 million received from Actavis in March 2015, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2016, without giving effect to a potential option payment and, if the option is exercised, potential milestone payments we may receive under our option and license agreements with Actavis and excluding any potential future drawdown from our credit facility if we receive positive data from the Phase 2 study of TRV027. We have based this estimate on assumptions that may prove to be wrong, and we could use up our capital resources sooner than we currently expect. We do not expect our existing capital resources to enable us to complete Phase 3 development of TRV027 if Actavis chooses not to license the product candidate. Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the Phase 2 clinical programs for TRV130 and TRV027;

  •
  whether Actavis exercises its option to license TRV027;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our ongoing Phase 1 clinical program for TRV734;

  •
  our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including TRV734;

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

        Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. We do not have any committed external source of funds other than the $65 million option payment from Actavis if it exercises the option and, in such case, possible milestone and royalty payments under the license agreement, the $16.5 million second tranche that we have met the conditions to draw under the credit facility with Oxford Finance and Square 1 Bank and the $16.5 million third tranche under that credit facility that we would be entitled to draw if we receive positive data from the Phase 2 clinical trial of TRV027. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing and additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

        We commenced active operations in late 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our ABLE product platform, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. Our three product candidates are early in development, and our preclinical program has not yet identified a product candidate. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are very early in our development efforts and have only two product candidates, TRV027 and TRV130, in Phase 2, one, TRV734, in Phase 1, and one, TRV250, in the preclinical stage. If we are unable to successfully complete development and commercialization of our product candidates or experience significant delays in doing so, our business will be materially harmed.

        We are very early in our development efforts and have only two product candidates, TRV027 and TRV130, in Phase 2 development, one, TRV734, in Phase 1 development, and one TRV250, in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

        Our product development costs also will increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

        Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. For example, we face significant competition to recruit and enroll heart failure patients for our clinical trial of TRV027 due to a number of trials in heart failure currently being conducted by other sponsors. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

        If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

        TRV027 is a biased ligand targeted at the angiotensin II type 1 receptor, or AT1R, and has been shown to drop blood pressure in subjects with chronic heart failure. One subject in the Phase 2a clinical trial in advanced chronic heart failure was withdrawn from therapy after experiencing low blood pressure, or hypotension. If TRV027 drops blood pressure too much or causes prolonged low blood pressure, this could lead to adverse effects that could compromise the development, approval and market potential of TRV027.

        TRV130 is predominantly metabolized by two liver enzymes, CYP2D6 and CYP3A4, that are common metabolic pathways for drugs. Because of competitive use of these pathways, we will need to conduct additional drug interaction studies and TRV130 may be limited in its co-administration with other drugs using these pathways as their safety and effectiveness, as well as TRV130's, may be adversely affected. This could limit our commercial opportunity due to the common co-administration of drugs in patients with moderate to severe acute pain requiring IV therapy. In addition, since CYP2D6 enzyme activity varies in the population, different dosing may be required in the product label for individuals that have low levels of CYP2D6 activity, which could limit the commercial opportunity of the drug, if approved. We are in discussion with the FDA on this question and cannot assure you that the FDA will not require us to utilize different dosing for this population and/or prospectively characterize individuals' CYP2D6 activity prior to administering TRV130.

        TRV130 and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since TRV130 and TRV734 also modulate the µ- opioid receptor, these adverse reactions and risks could apply to the use of TRV130 and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of TRV130 experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. Although this individual recovered without medical intervention and experienced no known adverse consequences from this, certain potential triggers of vasovagal syncope were removed from the trial protocol, and dose escalation proceeded up to 7 mg/hr (28-fold higher than the 0.25 mg/hr dose at which the syncope occurred) without further incident, it is possible that serious adverse vasovagal events could occur in other patients dosed with TRV130. We have to date administered TRV130 to only 371 subjects at doses up to 7mg/dose.

        Agonists at the d-opioid receptor have been associated with a risk of seizures. TRV250, our d-opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, under our option agreement with Actavis, we have agreed to conduct, at our expense, a Phase 2b clinical trial of TRV027 in AHF. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

        We currently do not have a marketing or sales organization for the marketing, sales and distribution of pharmaceutical products and have no experience in this area. To commercialize any product candidates that receive marketing approval, we would need to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we successfully develop and obtain regulatory approval for any of our product candidates, we expect to build a targeted specialist sales force to market or co-promote the product in the United States. There are substantial risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

        There are a number of factors that may inhibit our efforts to commercialize our products on our own, including:

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

        As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products. In the case of TRV027, should Actavis elect to license TRV027, it would thereafter have responsibility for further clinical development, regulatory approval and commercialization. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner, including Actavis if it exercises its option to license TRV027, does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, which our goal would be to displace if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. With respect to competition for TRV027, we are aware of three product candidates in mid-to late-stage clinical development for AHF. These are serelaxin, being developed by Novartis, which has completed a single Phase 3 clinical trial, omecamtiv mercarbil, being developed by Cytokinetics and Amgen, which has completed a Phase 2b clinical trial, and ularitide, being developed by Cardiorentis and currently in a Phase 3 clinical trial. With respect to competition for TRV130, the most advanced and directly competitive product candidates are reformulations of existing opioids, such as a fentanyl iontophoresis patch, in development by The Medicines Company, and sufentanil nanotab, in development by AcelRx, and a peripherally-restricted k-opioid agonist (CR845) in development by Cara Therapeutics Inc. Some of these potential competitive compounds are being developed by large, well-financed and experienced pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us, or Actavis, if it exercises its option for TRV027.

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

        There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators' inability to promptly obtain coverage and adequate reimbursement rates from both government- funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

        There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors' reimbursement policies will not adversely affect our ability to profitably sell our product candidates if they are approved for sale.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

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

        We currently maintain $15 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will likely need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

If Actavis exercises its option to license TRV027, that relationship will become even more important to our business, and any future relationships or collaborations we may elect to pursue may also be important to us. If we are unable to maintain our relationship with Actavis or any of these collaborations, or if our relationship with Actavis or these collaborators is not successful, our business could be adversely affected.

        We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. We have an option agreement and a license agreement with Actavis, which provide Actavis with an option to license TRV027. If Actavis exercises this option, it will be responsible for subsequent development, regulatory approval and commercialization of TRV027 and we will be eligible to receive milestone payments and royalties on product sales. This relationship, any future collaboration with Actavis, and any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

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

        If our potential collaboration with Actavis, or any other collaborations we might enter into in the future, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic program collaborators.

        If Actavis exercises its option to license TRV027 from us, the license agreement will contain a restriction on our engaging in activities relating to certain product candidates that may compete with TRV027 for a specified period of time. This restriction may have the effect of preventing us from undertaking development and other efforts for TRV027 that we would otherwise prefer to pursue. Additionally, subject to its contractual obligations to us, if Actavis or a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

        For our product candidates other than TRV027, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

        Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

        We do not have any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture, if any, of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, in March 2011, TRV027 was put on clinical hold by the FDA following an FDA audit at the company then manufacturing the TRV027 drug product. We replaced this drug product with new drug product manufactured by another company and the FDA lifted the clinical hold in June 2011.

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

        The U.S. Drug Enforcement Administration, or DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our µ-opioid receptor targeted product candidates, including TRV130 and TRV734. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which will likely include the active ingredients in TRV130 and TRV734. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions if TRV130 or TRV734 are approved for sale in the United States.

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

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If Actavis exercises its option to license TRV027, it will have the first right to prosecute, maintain and enforce TRV027 patents and these obligations may have an effect on our strategy regarding the preparation, filing and prosecution of patent applications, or maintenance of the patents, covering our product candidates. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

        A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

        Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing these product candidates and will significantly limit our ability to generate revenue in the future. To date, we have not received approvals to market any of our product candidates from regulatory authorities in any jurisdiction and we may never be successful in obtaining any such approvals.

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

        The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

        If we experience delays in obtaining approval, the commercial prospects for our product candidates may be harmed and our ability to generate revenue may be materially impaired. Furthermore, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.

We anticipate that our µ-opioid receptor targeted product candidates, including TRV130 and TRV734, will require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

        The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a Risk Evaluation and Mitigation Strategy, or REMS, to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. We anticipate that our µ-opioid receptor product candidates, if approved, will require a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe uses such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that will be required as part of the FDA's approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

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

        For any of our product candidates classified as controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to both meet commercial demand and build inventory to mitigate possible supply disruptions.

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

        The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

  •
  the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and subsequent disclosure of such information by CMS on a publicly available website; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

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

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

        We are highly dependent on the research, development, clinical, business development and financial expertise of our executive officers. Although we have entered into employment agreements with these individuals, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.

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

        Although our common stock is listed on the NASDAQ Global Select Market, or NASDAQ, we cannot assure you that an active, liquid trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for you to sell shares quickly or without depressing the market price for the shares or to sell your shares at all.

The trading price of the shares of our common stock has been and may continue to be volatile, and you may not be able to resell some or all of your shares at a desired price.

        Since our common stock commenced trading in January 2014, our stock price has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If equity research analysts do not continue to publish research or reports or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

        The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We have no control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

        In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 4.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of existing options, the grant of new options in the future, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

        Additionally, the holders of an aggregate of approximately 15 million shares of our common stock and 22,580 shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

        We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $22.8 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

        There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

        Our charter documents also contain other provisions that could have an anti-takeover effect, including:

  •
  only one of our three classes of directors will be elected each year;

  •
  stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;

  •
  stockholders are not permitted to take actions by written consent;

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

        Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 63% of our outstanding common stock. As a result, these persons, acting together, would be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (d) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. For our fiscal year ending December 31, 2014, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. Prior to our initial public offering, or IPO, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

        We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

        If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

        You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date and have no plans to pay cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our term loan credit facility with Oxford Finance LLC and Square 1 Bank prohibits us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur costs and demands upon management as a result of being a public company.

        As a newly public company listed in the United States, we are incurring, and will continue to incur, significant legal, accounting and other costs, particularly after we cease to be an "emerging growth company." These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

        Failure to comply with these rules also might make it more difficult for us to obtain some types of insurance, including directors' and officers' liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices occupy approximately 14,550 square feet of leased office and laboratory space in King of Prussia, Pennsylvania pursuant to a lease agreement that expires in September 2020. In addition, we lease a vivarium space in Exton, Pennsylvania pursuant to a lease agreement that expires in August 2015. We believe that our current facilities are suitable and adequate to meet our current needs, although we have agreed to lease an additional 2,150 square feet of office space later in 2015 to accommodate our expected growth. We intend to add new facilities or expand our existing facilities as we add employees, and we believe that suitable additional or substitute space at our current location will be available as needed to accommodate any such expansion of our operations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "TRVN." Prior to January 31, 2014, there was no public market for our common stock. Accordingly, we have only set forth quarterly information with respect to the high and low prices for our common stock for the most recent fiscal year. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2014
First quarter (from January 31, 2014)	$9.95	$6.08
Second quarter	$7.82	$4.07
Third quarter	$7.00	$5.20
Fourth quarter	$6.73	$3.80

        On February 27, 2015, there were approximately 32 holders of record of our common stock. On February 27, 2015, the closing price of our common stock was $5.39.

Dividends

        We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends, other than dividends payable solely in capital stock, is currently prohibited by the terms of our term loan credit facility with Oxford Finance, LLC and Square 1 Bank.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans(1)(2)
Equity compensation plans approved by stockholders	3,574,450	$3.75	1,055,170
Equity compensation plans not approved by stockholders	—	—	—

Total	3,574,450	$3.75	1,055,170

(1)
Includes 225,806 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan ("ESPP"). The number of shares of our common stock reserved for issuance under our 2013 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by the number of shares equal to the lesser of (1) 225,806, (2) the total number of shares of common stock issued under the 2013 ESPP during the immediately preceding calendar year and (3) such lesser number of shares determined by our board of directors.

(2)
Includes 829,364 shares of our common stock issuable under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: 4% of the number of our shares issued and outstanding prior to the preceding December 31; or an amount determined by our Board of Directors.

Recent Sales of Unregistered Securities

        In connection with entering into a loan and security agreement with Oxford Finance LLC, or Oxford, and Square 1 Bank, or Square 1, on September 19, 2014 we issued warrants to purchase 4,875, 1,950 and 853 shares of our common stock to Oxford, Square 1 and Three Point Capital, LLC, or Three Point, respectively, which we refer to collectively as the "Warrants". The Warrants issued to Oxford and Square 1 were consideration for Oxford and Square 1 agreeing to provide us with debt financing pursuant to the loan and security agreement, and the Warrants issued to Three Point were consideration to Three Point for its role as placement agent in the transaction. The Warrants issued to Oxford, Square 1 and Three Point were issued in a private transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. The Warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $5.8610. The Warrants may be exercised on a cashless basis. The Warrants will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity.

Sales of Registered Securities

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191643) that was declared effective by the Securities and Exchange Commission on January 30, 2014. On February 5, 2014, we issued and sold 9,250,000 shares of common stock in an initial public offering, or the IPO, at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters' over-allotment option, we sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to us from both sales were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.7 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of our outstanding convertible preferred stock was converted and all but 22,580 of its outstanding warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

        In December 2014, we issued and sold 12,848,000 shares of common stock in an offering of shares at a price of $4.00 per share, for aggregate gross proceeds of $51.4 million. The net offering proceeds to us were approximately $47.7 million, after deducting underwriting discounts and commissions of approximately $3.1 million and offering costs of approximately $0.6 million.

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

        The following tables set forth our selected financial data for the periods indicated. The following selected financial data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements appearing elsewhere in this report.

        This selected financial data should be read together with the historical financial statements and related notes to those statements, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

        Our historical results are not necessarily indicative of the results that may be expected in the future, and our interim period results are not necessarily indicative of results to be expected for a full year or any other interim period.

	Year Ended December 31,
	2014	2013
Statement of Operations Data:
Revenue
Grant revenue	$—	$84,980
Collaboration revenue	—	50,000

Total revenue	—	134,980
Operating expenses:
General and administrative	9,403,254	4,718,047
Research and development	40,546,666	18,762,219

Total operating expenses	49,949,920	23,480,266

Loss from operations	(49,949,920)	(23,345,286)
Total other income (expense)	249,045	93,851

Net loss and comprehensive loss	(49,700,875)	(23,251,435)
Accretion of redeemable convertible preferred stock	(28,521)	(333,710)

Net loss attributable to common stockholders	$(49,729,396)	$(23,585,145)

Net loss per share—basic and diluted	$(2.02)	$(29.71)

Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	24,655,603	793,806

	As of December 31,
	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$36,205,559	$37,965,198
Marketable securities	70,698,640	—
Total assets	108,337,459	42,392,926
Total liabilities	9,133,831	3,401,397
Total redeemable convertible preferred stock	—	120,562,138
Total stockholders' equity (deficit)	99,203,628	(81,570,609)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward- looking statements contained in the following discussion and analysis.

Overview

        Using our proprietary product platform, we have identified and are developing the following three differentiated product candidates:

  •
  TRV130:  We are developing TRV130 as a first-line treatment for patients experiencing moderate to severe pain where IV administration is preferred. We are currently conducting a second Phase 2 trial of TRV130 with the goal of evaluating analgesic efficacy following soft-tissue surgery and exploring TRV130's safety and tolerability profile benchmarked to morphine. We expect to report top-line data from this trial in mid-2015. In November 2014, we announced top-line data from our Phase 2a/b clinical trial of TRV130 in postoperative pain following bunionectomy surgery. At doses of 2 mg and 3 mg of TRV130 administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for TRV130. The 3 mg dose of TRV130 also showed statistically superior analgesic efficacy over the 48-hour trial period compared to 4 mg of morphine administered every four hours. There were no serious adverse events reported in the trial, which we believe suggests that these levels of pain relief can be achieved safely. Based on the data from the recently completed Phase 2a/b study, we plan to move into Phase 3 preparations, which we expect to occur in parallel with the second Phase 2 soft tissue trial for TRV130 that we commenced in December 2014. We also anticipate that we will initiate a Phase 3 clinical trial for TRV130 in the first quarter of 2016. We hold a U.S. patent covering the composition of matter and methods of use for TRV130. We have retained all worldwide development and commercialization rights to TRV130, and plan to commercialize it for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

  •
  TRV734:  We are developing TRV734 as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. We have completed both a Phase 1 single ascending dose clinical trial and a Phase 1 multiple ascending dose clinical study and reported positive results from these studies in June 2014 and February 2015, respectively. We are commencing a pharmacokinetic study with various formulations of TRV734 to prepare for phase 2 development. We have retained all worldwide development and commercialization rights to TRV734.

  •
  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. In January 2015, we conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board (DSMB) and the BLAST-AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 for placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Actavis plc, or Actavis, which holds an exclusive option to license TRV027, has fully funded this expansion of the study via a $10 million payment to us to defray the external and internal costs of increasing the study sample size. As a result of the increased target enrollment, we now expect to release top-line data in the first half of 2016.

        We also have identified a new product candidate, TRV250, from our preclinical d-opioid receptor program focused on central nervous system, or CNS, indications and plan to advance TRV250 to preclinical studies in 2015 that would support our submission of an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA.

        We were incorporated and commenced operations in the fourth quarter of 2007. Our operations to date have included organizing and staffing our company, business planning, raising capital, developing TRV027, TRV130 and TRV734, and discovering a d-opioid receptor targeted product candidate, TRV250. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2014, we had an accumulated deficit of $132.0 million. Our net loss was $49.7 million and $23.3 million for the years ended December 31, 2014 and 2013, respectively. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or a collaborator obtain marketing approval for and commercialize TRV027, TRV130, TRV734 or TRV250.

        In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Square 1 Bank, of which we have drawn $2.0 million as of December 31, 2014. The facility also provides for up to two additional term loan tranches of $16.5 million each. Based on the top-line results of the Phase 2a/b clinical trial of TRV130 announced in November 2014, we have met the conditions to draw the $16.5 million second tranche under the credit facility and have until June 30, 2015 to draw the tranche. We may opt to draw the third term loan tranche if we receive positive data from the Phase 2 clinical trial of TRV027.

        We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. Furthermore, following our IPO in January 2014, we have incurred and expect to continue to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Option and License Agreements with Actavis plc

        On May 3, 2013, we entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which we granted to Actavis an exclusive option to license our product candidate, TRV027. If Actavis exercises this option, the license agreement will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis' expense. At our request, Actavis will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but Actavis has no obligation to grant us such right.

        Under the option agreement, we will conduct, at our expense, a Phase 2b clinical trial of TRV027 in AHF. Actavis may exercise its option at any time during the Phase 2b clinical trial or during a specified time period after we deliver the data from the Phase 2b clinical trial to Actavis. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b clinical trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, we will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If we and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed by either us or Actavis during the negotiations. If Actavis does not exercise its option during the specified period, the option will expire and the license agreement will not become effective. In that case, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on our own.

        We received no consideration upon the grant of the option to Actavis. In March 2015, Actavis and we signed a letter agreement wherein Actavis agreed to pay $10.0 million to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Actavis exercises the option, we would receive a $65 million option exercise fee and could potentially receive up to $365 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to specified deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not relieve Actavis of any of its obligations under the license agreement, including Actavis' obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee. Under the license, both we and Actavis have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Actavis is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Actavis would terminate, and Actavis would grant to us an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Senior Secured Tranched Term Loan Credit Facility

        In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Square 1 Bank, or the lenders, pursuant to which they have agreed to lend us up to $35.0 million in a three-tranche series of term loans. Upon initially entering into the agreement, we borrowed $2.0 million. In addition, we may borrow:

  •
  an additional $16.5 million, at any time on or before June 30, 2015, since we have satisfied specified conditions precedent related to the results of our Phase 2 bunionectomy trial of TRV130; and

  •
  an additional $16.5 million, at any time on or before March 31, 2016, subject to the satisfaction of specified conditions related to the results of our Phase 2b clinical trial of TRV027.

        Borrowings accrue interest at a fixed rate of 6.50% per annum. We are required to make payments of interest only on borrowings under this agreement on a monthly basis through and including April 1, 2016, which we refer to as the interest only termination date—extended from October 1, 2015, since we have satisfied specified conditions precedent related to the results of our recently concluded Phase 2 bunionectomy study of TRV130—after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on December 1, 2018. Both the interest only termination date and the maturity date may be further modified as follows if we meet the conditions related to the Phase 2b trial of TRV027 by March 31, 2016:

  •
  the interest only termination date will be extended until October 1, 2016.

  •
  the maturity date will be extended to September 1, 2019 if we have received net cash proceeds of at least $50.0 million from our existing option and license with Actavis or another strategic partnership satisfactory to the lenders.

        We paid the lenders a facility fee of $175 thousand in connection with the execution of the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if we repay the borrowings prior to the maturity date, we will be obligated to pay a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the applicable tranche, 2.0% percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the applicable tranche, and 1.0% of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the applicable tranche.

        Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

        We used a placement agent in connection with the agreement. We paid the agent $65 thousand upon execution of the agreement and will be obligated to pay up to an additional $175 thousand if we draw on the second and third tranches.

        In connection with entering into the agreement, we issued to the lenders warrants to purchase an aggregate of 7,678 shares of our common stock. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. If we draw on the second or third tranches, we will issue additional warrants to purchase shares of our common stock, each with an exercise price of $5.8610 per share and on substantially the same terms as those contained in the initial warrants. The number of shares underlying these additional warrants will depend on the amount of additional borrowings we make, but will not exceed 126,685.

Components of Operating Results

Revenue

        To date, we have derived revenue principally from research grants as well as from one research collaboration arrangement. We do not expect further revenue from these sources because we have completed our grant programs and our research collaboration. We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets.

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs; communication expenses; professional fees for legal, patent prosecution and facilities maintenance consulting; and accounting services.

Research and Development Expenses

        Our research and development expenses consist primarily of costs incurred for the development of our product candidates, as well as salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses.

        Research and development costs are expensed as incurred and are tracked by discovery program and subsequently by product candidate once a product candidate has been selected for development. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Change in Fair Value of Warrant Liability

        Prior to our initial public offering, or IPO, we issued warrants for the purchase of our convertible preferred stock that we concluded were financial instruments that might require a transfer of assets because of the redemption features of the underlying preferred stock. Therefore, we classified these warrants as liabilities that we re-measured to fair value at each balance sheet date and we recorded the changes in the fair value of the warrant liability in our statement of operations and comprehensive loss as a change in fair value of warrant liability. At the time of the IPO, certain warrants were net exercised into common stock and the remaining fair value of $145 thousand associated with these warrants was reclassified to additional paid-in capital. Upon the IPO, an outstanding warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company's common stock and remains outstanding with a fair value recorded as a liability of $82,851 at December 31, 2014, as it contains a cash settlement feature upon certain strategic transactions. The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model.

Other Income / Expense

        Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Accretion of Preferred Stock

        We accounted for the redemption of issuance costs on our formerly outstanding preferred stock using the effective interest method, accreting such amounts to preferred stock from the date of issuance to the earliest date the holder could demand redemption. Issuance costs were fully accreted through conversion upon IPO.

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

Investments

        At the time of purchase, we classify investments in marketable securities as either available-for-sale securities, held to maturity securities, or trading securities, based on our intent at that time.

        As of December 31, 2014, our investments are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. We classify investments available to fund current operations as current assets on our balance sheets. We consider all investments that have maturities of three months or less when acquired to be cash equivalents. Investments are classified as long-term assets on the balance sheets if (i) we have the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk of underlying security and overall capital market liquidity. We review unrealized losses associated with available-for-sale securities to determine the classification as "temporary" or "other-than-temporary" impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. We consider various factors in determining the classification, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer or investee, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the year ended December 31, 2014. We recorded unrealized losses of $18,782 during the year ended December 31, 2014. Realized gains and losses are included in interest income in the statement of operations. We did not recorded any realized gains or losses during the year ended December 31, 2014.

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

Stock-Based Compensation

        We account for all share-based compensation payments issued to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative accounting guidance, we re-measure the fair value of non-employee share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

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

        We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Until our recently completed IPO, there was no public market for the trading of our common stock. Due to this fact and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

        We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.80%	1.52%
Expected term of options (in years)	5.8	6.1
Expected volatility	75.9%	80.5%
Dividend yield	0.0%	0.0%

        We also are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Through December 31, 2014, actual forfeitures have not been material.

        Stock-based compensation expense totaled $2.4 million and $0.93 million for the years ended December 31, 2014 and 2013, respectively. We record stock-based compensation expense as a component of research and development expense or general and administrative expense, depending on the function performed by the optionee. For the year ended December 31, 2014 and 2013, we allocated stock-based compensation as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Research and development	$1,129,244	$609,483
General and administrative	1,254,155	318,513

Total	$2,383,399	$927,996

        As of December 31, 2014, there was $6.1 million of total unrecognized compensation expense, related to unvested options granted under our 2013 Equity Incentive Plan that will be recognized over the weighted average remaining period of 2.87 years. Our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Recent Accounting Pronouncements

        In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual reporting periods beginning January 1, 2013. The adoption of this standard by the Company for the fiscal year beginning January 1, 2013 did not have a significant impact on our financial position, results of operations or cash flows.

        On June 10, 2014, FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, or ASU 2014-10. ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to risks and uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now apply to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities. While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. We have elected early adoption in 2014. Our adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Change
Revenue:
Grant revenue	$—	$84,980	$(84,980)
Collaboration revenue	—	50,000	(50,000)

Total revenue	—	134,980	(134,980)

Operating expenses:
General and administrative	9,403,254	4,718,047	4,685,207
Research and development	40,546,666	18,762,219	21,784,447

Total operating expenses	49,949,920	23,480,266	26,469,654

Loss from operations	(49,949,920)	(23,345,286)	(26,604,634)

Other income (expense):
Change in fair value of warrant liability	122,412	241,478	(119,066)
Miscellaneous income	184,015	1,245	182,770
Loss on asset disposal	(4,104)	—	(4,104)
Interest income	17,372	884	16,488
Interest expense	(70,650)	(149,756)	79,106

Total other income	249,045	93,851	155,194

Net loss and comprehensive loss	(49,700,875)	(23,251,435)	(26,449,440)
Accretion of preferred stock	(28,521)	(333,710)	305,189

Net loss attributable to common stockholders	$(49,729,396)	$(23,585,145)	$(26,144,251)

Revenue

        We did not record grant revenue in 2014 due to the discontinuation of funding in June 2013 for a research grant from the National Institutes of Health.

General and administrative expense

        General and administrative expenses increased by $4.7 million, or 99%, for the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of increased headcount and associated salary costs, increased compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Research and development expense

        Research and development expenses increased by $21.8 million, or 116%, from $18.8 million for the year ended December 31, 2013 to $40.5 million for the year ended December 31, 2014. The increase was primarily driven by an increase of $7.4 million in clinical research expenses associated with our advancement into a Phase 2b clinical trial with TRV027 and an increase of $10.2 million associated with the initiation and completion of a Phase 2a/b clinical trial of TRV130. The remaining increase was primarily driven by other clinical activity for TRV734 and costs associated with increased headcount and associated salary costs, including increased compensation expense associated with stock options granted.

        The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
TRV027	$11,791,851	$4,425,094
TRV130	14,523,136	4,276,973
TRV734	3,408,183	1,987,545
Stock-based compensation	1,129,245	609,485
Other personnel related costs	5,689,895	4,767,603
Other research and development	4,004,356	2,695,519

	$40,546,666	$18,762,219

Change in fair value of warrant liability

        We recognized gains of $122.4 thousand and $241.5 thousand for the years ended December 31, 2014 and 2013, respectively, for the change in fair value on revaluation of our warrant liability associated with the common and preferred stock warrants outstanding. At the time of the IPO, the majority of the preferred stock warrants were net exercised into shares of common stock and are no longer outstanding as of December 31, 2014. The remaining preferred stock warrants were converted into a common stock warrant to purchase 20,161 shares of common stock. This common stock warrant had a fair value recorded as a liability of $82.9 thousand at December 31, 2014 as it contains a cash settlement feature upon certain strategic transactions. We will continue to adjust the liability related to this warrant for changes in fair value until the earlier of the exercise or expiration of the warrant.

Miscellaneous income

        We recorded miscellaneous income of $184.0 thousand during 2014 associated with the sale of research and development tax credits awarded by the Commonwealth of Pennsylvania.

Interest income

        We recorded interest income of $17.4 thousand during the year ended December 31, 2014, due to income associated with the investment of funds in marketable securities.

Interest expense

        We recorded interest expense of $70.7 thousand during the year ended December 31, 2014, compared to interest expense of $149.8 thousand during the year ended December 31, 2013.

        Interest expense consists of interest related to our loans. The decrease in interest expense in the periods presented is due to the repayment of our loan with Comerica Bank in May 2013.

Accretion of Preferred Stock

        We recorded $28.5 thousand and $333.7 thousand during the years ended December 31, 2014 and 2013, respectively, related to the accretion of issuance costs associated with our preferred stock, which was fully converted to common stock upon the consummation of our IPO in February 2014.

Liquidity and Capital Resources

        We incurred net losses of $49.7 million and $23.3 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in operating activities was $39.8 million and $24.2 million during the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, we had an accumulated deficit of $132.0 million, working capital of $100.6 million, cash and cash equivalents of $36.2 million and marketable securities of $70.7 million. Historically, we have financed our operations principally through private placements of preferred stock. In February 2014, we completed our IPO. In December 2014, we completed a follow-on offering of common stock.

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(39,777,930)	$(24,239,230)
Investing activities	(71,157,803)	(140,036)
Financing activities	109,176,094	55,605,805

Net increase (decrease) in cash and cash equivalents	$(1,759,639)	$31,226,539

Net cash used in operating activities

        Net cash used in operating activities was $39.8 million for the year ended December 31, 2014, consisting primarily of a net loss of $49.7 million partially offset by noncash adjustments of $2.5 million and changes in operating assets and liabilities of $7.4 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. Changes in operating assets and liabilities were driven by a decrease in prepaid expenses and other assets of $3.2 million and an increase in accounts payable and accrued expenses of $4.2 million. The decrease in prepaid expenses and other assets was primarily due to prepaid IPO costs incurred in 2013 partially offset by prepaid expenses in 2014 related to our Phase 2b clinical trial for TRV027 and our Phase 2a/b clinical trial for TRV130. The increase in accounts payable and accrued expenses was primarily due to the timing and volume of our payment of costs related to ongoing development of our product candidates.

        Net cash used in operating activities was $24.2 million for the year ended December 31, 2013 and consisted primarily of a net loss of $23.3 million partially offset by noncash increases of $1.5 million and a $2.5 million decrease related to the change in operating assets and liabilities. The noncash increases were primarily attributable to depreciation and amortization related to leasehold improvements and capital equipment, the increase in the fair value of stock options granted and the revaluation of warrant liability. The significant factors that contributed to the change in operating assets and liabilities included an increase in prepaid expenses and other assets of $3.7 million, partially offset by increases in accounts payable and accrued expenses of $1.2 million. The increase in prepaid expenses and other assets was primarily due to expenses incurred in connection with planning for our IPO and costs that were prepaid in association with the initiation of the Phase 2b clinical trial for TRV027. The increase in accounts payable and accrued expenses was primarily due to the timing of our payment of costs related to ongoing development of our product candidates.

Net cash used in investing activities

        Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $71.2 million and $140.0 thousand, respectively, and in 2014, consisted primarily of investments in marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

        Net cash provided by financing activities was $109.2 million for the year ended December 31, 2014, which was primarily due to net proceeds from the issuance of common stock in our IPO and our follow-on offering, as well as net proceeds from our initial borrowing under our term loan agreement on September 19, 2014 with Oxford Finance LLC and Square 1 Bank.

        Net cash provided by financing activities was $55.6 million for the year ended December 31, 2013, which was primarily due to $59.9 million in net proceeds from the issuance of preferred stock and $550 thousand in proceeds from the exercise of preferred stock warrants partially offset by $4.9 million in repayments of the Comerica Facility.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our Phase 2 clinical trials of TRV027 and TRV130, any future Phase 3 clinical trials of TRV130, our clinical development of TRV734, and our preclinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the sales and marketing of any future products. As a result of our 2014 IPO, we are a publicly traded company and incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

        We believe that our existing cash and cash equivalents, marketable securities, the $16.5 million that we are currently eligible to draw under the second tranche of our credit facility, together with interest thereon, and the $10.0 million received from Actavis in March 2015 will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2016. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

  •
  the progress, timing and results of the Phase 2 clinical programs for TRV130 and TRV027;

  •
  whether Actavis exercises its option to license TRV027;

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

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2014:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$1,607,771	$262,352	$830,728	$514,691	$—
Long term debt	2,346,667	130,000	1,463,788	752,879	—

Total	$3,954,438	$392,352	$2,294,516	$1,267,570	$—

(1)
Operating lease obligations reflect our obligation to make payments in connection with the lease for our office space.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Option and License Agreements and Other Commitments

        For a description of our agreement with Actavis, see "—Option and License Agreement with Actavis plc" above.

        In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable to smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework" (COSO). Based on our assessments we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Trevena, Inc.

        We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trevena, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Philadelphia, PA
March 18, 2015

TREVENA, INC.

Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,205,559	$37,965,198
Marketable securities	70,698,640	—
Prepaid expenses and other current assets	669,155	1,957,765
Offering costs	—	1,999,279

Total current assets	107,573,354	41,922,242
Property and equipment, net	553,294	343,059
Restricted cash	112,410	112,000
Other assets	98,401	15,625

Total assets	$108,337,459	$42,392,926

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,342,480	$545,053
Accrued expenses and other current liabilities	2,578,269	2,158,792
Deferred rent	38,359	33,114

Total current liabilities	6,959,108	2,736,959
Loans payable, net of current portion	1,791,285	—
Capital lease, net of current portion	10,677	—
Deferred rent, net of current portion	281,885	313,919
Warrant liability	82,851	350,519
Other long term liabilities	8,025	—

Total liabilities	9,133,831	3,401,397
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock:
Series A—$0.001 par value; 0 and 25,074,999 shares authorized, issued and outstanding at December 31, 2014 and 2013 (liquidation preference of $25,074,999 at December 31, 2013)	—	25,024,373
Series B—$0.001 par value; 0 and 35,500,000 shares authorized, 0 and 30,800,000 shares issued and outstanding at December 31, 2014 and 2013 (liquidation preference of $30,800,000 at December 31, 2013)	—	30,778,700
Series B-1—$0.001 par value; 0 and 6,000,000 shares authorized, 0 and 4,750,000 shares issued and outstanding at December 31, 2014 and 2013, respectively (liquidation preference of $4,200,000 at December 31, 2013)	—	4,823,079
Series C—$0.001 par value; 0 and 37,000,000 shares authorized, 0 and 36,764,704 shares issued and outstanding at December 31, 2014 and 2013, respectively (liquidation preference of $59,999,997 at December 31, 2013)	—	59,935,986

Total redeemable convertible preferred stock	—	120,562,138
Stockholders' equity (deficit):
Common stock—$0.001 par value; 100,000,000 and 132,000,000 shares authorized, 39,241,173 and 957,756 shares issued and outstanding at December 31, 2014 and 2013, respectively	39,241	958
Additional paid-in capital	231,152,894	697,283
Accumulated deficit	(131,969,725)	(82,268,850)
Accumulated other comprehensive loss	(18,782)	—

Total stockholders' equity (deficit)	99,203,628	(81,570,609)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$108,337,459	$42,392,926

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013
Revenue:
Grant revenue	$—	$84,980
Collaboration revenue	—	50,000

Total revenue	—	134,980

Operating expenses:
General and administrative	9,403,254	4,718,047
Research and development	40,546,666	18,762,219

Total operating expenses	49,949,920	23,480,266

Loss from operations	(49,949,920)	(23,345,286)
Other income (expense):
Change in fair value of warrant liability	122,412	241,478
Miscellaneous income	184,015	1,245
Loss on asset disposal	(4,104)	—
Interest income	17,372	884
Interest expense	(70,650)	(149,756)

Total other income	249,045	93,851

Net loss	(49,700,875)	(23,251,435)
Accretion of redeemable convertible preferred stock	(28,521)	(333,710)

Net loss attributable to common stockholders	$(49,729,396)	$(23,585,145)

Other comprehensive income, net:
Change in unrealized loss	(18,782)	—

Other comprehensive loss	(18,782)	—

Comprehensive loss	$(49,748,178)	$(23,585,145)

Per share information:
Net loss per share of common stock, basic and diluted	$(2.02)	$(29.71)

Weighted average shares outstanding, basic and diluted	24,655,603	793,806

See accompanying notes to financial statements.

TREVENA, INC.
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the Period From January 1, 2013 to December 31, 2014

										Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock
	Series A		Series B		Series B-1		Series C			Common Stock
														Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Deficit
Balance, January 1, 2013	25,074,999	$25,004,123	30,800,000	$30,770,194	4,200,000	$3,183,517	—	$—	$58,957,834	682,494	$682	$19,718	$(59,017,415)	$—	$(58,997,015)
Issuance of Series C convertible preferred stock, net of issuance costs of $81,080—May 2013	—	—	—	—	—	—	36,764,704	59,918,917	59,918,917	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	927,996	—	—	927,996
Exercise of stock options	—	—	—	—	—	—	—	—	—	275,262	276	83,279	—	—	83,555
Exercise of Series B-1 preferred stock warrants	—	—	—	—	550,000	1,351,677	—	—	1,351,677	—	—	—	—	—	—
Accretion of preferred stock to its redemption value	—	20,250	—	8,506	—	287,885	—	17,069	333,710	—	—	(333,710)	—	—	(333,710)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,251,435)	—	(23,251,435)

Balance, December 31, 2013	25,074,999	25,024,373	30,800,000	30,778,700	4,750,000	4,823,079	36,764,704	59,935,986	120,562,138	957,756	958	697,283	(82,268,850)	—	(81,570,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,383,399	—	—	2,383,399
Exercise of stock options	—	—	—	—	—	—	—	—	—	186,682	186	111,592	—	—	111,778
Accretion of Series A, Series B/B-1 and Series C convertible preferred stock to its redemption value	—	1,688	—	709	—	23,990	—	2,134	28,521	—	—	(28,521)	—	—	(28,521)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026,061)	—	—	—	—	—	—	(25,026,061)	4,044,354	4,044	25,022,017	—	—	25,026,061
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,779,409)	—	—	—	—	(30,779,409)	4,967,741	4,968	30,774,441	—	—	30,779,409
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)	(4,847,069)	—	—	(4,847,069)	766,129	766	4,846,303	—	—	4,847,069
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	(36,764,704)	(59,938,120)	(59,938,120)	5,929,789	5,930	59,932,190	—	—	59,938,120
Net conversion of preferred stock warrants common stock upon initial public offering	—	—	—	—	—	—	—	—	—	20,273	20	(20)	—	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	—	—	—	145,256	—	—	145,256
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,000	—	—	1,000
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	22,368,449	22,369	107,267,954	—	—	107,290,323
Change in unrealized investment losses	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,782)	(18,782)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(49,700,875)	—	(49,700,875)

Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	$—	39,241,173	$39,241	$231,152,894	$(131,969,725)	$(18,782)	$99,203,628

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Operating activities:
Net loss	$(49,700,875)	$(23,251,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,390	706,779
Stock-based compensation	2,383,399	927,996
Noncash interest expense on loans	33,442	121,160
Loss on disposal of assets	5,015	—
Revaluation of warrant liability	(122,412)	(241,478)
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	3,196,559	(3,667,605)
Accounts payable and accrued expenses	4,187,552	1,165,353

Net cash used in operating activities	(39,777,930)	(24,239,230)

Investing activities:
Purchase of property and equipment	(440,381)	(140,036)
Purchase of marketable securities	(70,717,422)	—

Net cash used in investing activities	(71,157,803)	(140,036)

Financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	59,918,917
Proceeds from exercise of common stock options	111,778	83,555
Proceeds from exercise of preferred stock warrants	—	550,000
Proceeds from loans payable	1,775,012	—
Proceeds from issuance of common stock, net	107,290,323	—
Repayment of loans payable	—	(4,946,667)
Capital lease payments	(1,019)	—

Net cash provided by financing activities	109,176,094	55,605,805

Net increase (decrease) in cash and cash equivalents	(1,759,639)	31,226,539
Cash and cash equivalents—beginning of period	37,965,198	6,738,659

Cash and cash equivalents—end of period	$36,205,559	$37,965,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,209	$85,422

Capital lease additions	$14,259	$—

Fair value of common stock warrants issued	$1,000	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2014

1. Organization and Description of the Business

        Trevena, Inc. (the "Company") was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania. The Company's revenue has been derived from research grants and a research collaboration with a pharmaceutical company.

Reverse Stock Split

        During 2013, the Company's Board of Directors and stockholders approved a one-for-6.2 reverse stock split of the company's common stock that became effective on October 30, 2013. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Public Offerings

        On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an initial public offering (the "IPO") at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters' over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to the Company from both sales were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.7 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of the Company's outstanding convertible preferred stock was converted and all but 22,580 of its outstanding warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

        On December 10, 2014, the Company issued and sold 11,250,000 shares of common stock in a public offering as well as 1,598,000 shares of common stock pursuant to the partial exercise of the underwriters' over-allotment option for a total of 12,848,000 shares at a price of $4.00 per share, for aggregate gross proceeds of approximately $51.4 million. The net offering proceeds to the Company from the combined sales were approximately $47.7 million, after deducting underwriting discounts and commissions of approximately $3.1 million and offering costs of approximately $0.6 million.

Liquidity

        At December 31, 2014, the Company had an accumulated deficit of $132.0 million and its net loss was $49.7 million and $23.3 million for the year ended December 31, 2014 and 2013, respectively. The Company expects its cash and cash equivalents of $36.2 million and marketable securities of $70.7 million as of December 31, 2014 and the $16.5 million that the Company currently can draw under the second tranche of our credit facility, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2016.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The Company considers the U.S. dollar to be its functional currency.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents subject the Company to concentrations of credit risk. However, the Company has invested in U.S. Treasury Bonds and money market mutual funds that invest substantially all of their assets in U.S. government securities. Cash equivalents are valued at cost, which approximates their fair market value.

Restricted Cash

        At December 31, 2014 and 2013, the Company maintained letters of credit totaling $112,000, as collateral for the Company's facility and laboratory equipment lease obligations in Pennsylvania. In 2014, the Company earned interest of $410 related to these funds.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Investments

        At the time of purchase, the Company classifies investments in marketable securities as either available-for-sale securities, held to maturity securities, or trading securities, based on the Company's intent at that time.

        As of December 31, 2014, the Company's investments are classified as available-for-sale pursuant to ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"). The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company considers all investments that have maturities of three months or less when acquired to be cash equivalents. Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. As of December 31, 2014, the Company had $70.7 million in available-for-sale investments, all classified as current assets.

        Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk of underlying security and overall capital market liquidity. The company reviews unrealized losses associated with available-for-sale securities to determine the classification as "temporary" or "other-than-temporary" impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company's cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the year ended December 31, 2014. The Company recorded unrealized (gains)/ losses of $18,782 during the year ended December 31, 2014. Realized gains and losses are included in interest income in the statement of operations and comprehensive loss. The Company did not record any realized gains or losses during the year ended December 31, 2014.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded since inception.

Preferred Stock and Common Stock Warrants

        Freestanding warrants that are related to the purchase of preferred and common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. Pursuant to the terms of the preferred warrants, upon the conversion to common stock of the series of preferred stock underlying the warrant, the warrants automatically became exercisable for shares of common stock based upon the conversion ratio of the underlying preferred stock. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The preferred (at December 31, 2013) and common stock (at December 31, 2014) warrants are classified as Level 3 liabilities (see Fair Value of Financial Instruments).

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which include cash and cash equivalents, marketable securities, grants receivable, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company's loans payable at December 31, 2014 approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. The preferred stock warrants are carried at fair value as disclosed above. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

        ASC Topic 820, Fair Value Measurement ("ASC 820"), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

        ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Assets
Money market mutual funds	$29,064,011	$—	$—	$29,064,011
U.S. Treasury Bonds	70,698,640			70,698,640
Restricted cash	112,410	—	—	112,410

Total assets	$99,875,061	$—	$—	$99,875,061

Liabilities
Warrants to purchase common stock	$—	$—	$82,851	$82,851

Total liabilities	$—	$—	$82,851	$82,851

December 31, 2013
Assets
U.S. Treasury Bills	$35,551,000	—	—	$35,551,000
Restricted cash	112,000	—	—	112,000

Total assets	$35,663,000	$—	$—	$35,663,000

Liabilities
Warrants to purchase redeemable preferred stock	$—	$—	$350,519	$350,519

Total liabilities	$—	$—	$350,519	$350,519

        The following table sets forth a summary of changes in the fair value of the Company's warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2012	$1,393,674
Amounts acquired or issued	(801,677)
Changes in estimated fair value	(241,478)

Balance as of December 31, 2013	350,519
Amounts acquired or issued	—
Changes in estimated fair value	(122,412)
Amounts reclassified to additional paid-in capital	(145,256)

Balance as of December 31, 2014	$82,851

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        The money market mutual funds and U.S. Treasury Bills noted above are included in cash and cash equivalents in the accompanying balance sheets. The U.S. Treasury Bonds are included in marketable securities in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2014 or 2013.

        In connection with the issuance of debt, on September 19, 2014, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 7,678 shares of the Company's common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 7 for additional information.

        In connection with the issuance and sale of the Company's Series B-1 preferred shares in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. Upon the IPO, the warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company's common stock and remains outstanding with a fair value recorded as a liability of $82,851 at December 31, 2014 as it contains a cash settlement feature upon certain strategic transactions. See Note 8 for additional information.

        The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock and various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	Common stock warrant liability	Series B-1 preferred stock warrant liability	Series B preferred stock warrant liability
Estimated remaining term	7.34 years	0.25 years	8.4 years
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.99%	0.38%	2.75%
Fair value of underlying instrument	$5.98	$7.00	$7.00
Volatility	72%	71%	70%

        The warrant liability is recorded on its own line item on the Company's Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss.

Concentration of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and restricted cash. The Company maintains its cash, and cash equivalent balances in the form of money market mutual funds that invest substantially

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

all of their assets in U.S. government securities with financial institutions that management believes are creditworthy. The Company maintains its marketable securities balances in the form of U.S. Treasury Bonds. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

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

Revenue

        The Company recognizes grant revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. The Company recognizes revenue under grants in earnings in the period in which the related expenditures are incurred. The Company recognizes collaboration revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2014 and 2013, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

        At December 31, 2014, the Company had one stock-based compensation plan, which is more fully described in Note 9. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations and Comprehensive Loss.

        For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. See Note 9 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plan for the years ended December 31, 2014 and 2013.

Income Taxes

        Income taxes are recorded in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss relates to unrealized investment losses on the Company's marketable securities for the year ended December 31, 2014. Comprehensive loss was equal to net loss for the year ended December 31, 2013.

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred stock, warrants to purchase preferred stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants to purchase preferred stock, and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares, options and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2014 and 2013.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual reporting periods beginning January 1, 2013. The adoption of this standard by the Company for the fiscal year beginning January 1, 2013 did not have a significant impact on our financial position, results of operations or cash flows.

        On June 10, 2014, FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). ASU 2014-10 eliminates the accounting and reporting differences in U.S. GAAP between development stage entities and other operating entities, including the presentation of inception-to-date financial statement information and the development stage entity financial statement label. FASB guidance related to Risks and Uncertainties and FASB guidance utilized to determine if an entity is a variable interest entity now applies to entities that have not commenced planned principal operations. These changes will provide more consistent consolidation analysis and decisions among reporting entities. While these amendments are retrospectively effective for annual reporting periods beginning after December 15, 2014, early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company has elected early adoption in the current period. The Company's adoption of this standard did not have a significant impact on its financial position, results of operations or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

3. Net Loss Per Common Share

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(49,700,875)	(23,251,435)
Accretion of redeemable convertible preferred stock	(28,521)	(333,710)

Net loss attributable to common stockholders	$(49,729,396)	$(23,585,145)

Weighted average common shares outstanding	24,655,603	793,806

Net loss per share of common stock—basic and diluted	$(2.02)	$(29.71)

        The following outstanding securities at December, 31, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2014	2013
Redeemable convertible preferred stock	—	15,707,986
Options outstanding	3,574,450	2,795,746
Warrants	30,258	199,996

Total	3,604,708	18,703,728

4. Comprehensive Loss

        The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax:

Balance, January 1, 2014	$—
Net unrealized loss arising during the period	18,782

Balance, December 31, 2014	$18,782

        There were no reclassifications out of accumulated other comprehensive income or loss during the year ended December 31, 2014. There was no tax effect during the year ended December 31, 2014.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

5. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2014	2013
Laboratory equipment	$1,616,420	1,853,685
Computers and software	554,658	509,109
Office equipment and furniture	270,845	193,781
Leasehold improvements	1,986,156	1,718,922
Leased assets	14,259	—

Total property and equipment	4,442,338	4,275,497
Less accumulated depreciation and amortization	(3,889,044)	(3,932,438)

Property and equipment, net	$553,294	$343,059

        Depreciation and amortization expense was $239,390 and $706,779 for the years ended December 31, 2014 and 2013, respectively.

6. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Compensation and benefits	$1,628,102	$859,444
Clinical trial fees	846,199	762,687
Other research and development expenses	96,088	507,845
Professional services	—	24,005
Other accrued expenses and other current liabilities	7,880	4,811

Total accrued expenses and other current liabilities	$2,578,269	$2,158,792

7. Long Term Debt

Debt Outstanding at December 31, 2014

        On September 19, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC, as collateral agent and lender and Square 1 Bank, as lender pursuant to which the lenders have agreed to lend the Company up to $35.0 million in a series of term loans. Upon entering into the agreement, the Company borrowed $2.0 million from the lenders ("Term Loan A"). The Company may, at its sole discretion, borrow from the lenders:

  •
  an additional $16.5 million, at any time on or before June 30, 2015 ("Term Loan B") since the Company has satisfied specified conditions precedent related to the results of the Company's ongoing Phase 2 studies of TRV130; and

  •
  an additional $16.5 million, at any time on or before March 31, 2016 ("Term Loan C" and together with Term Loan A and Term Loan B, the "Term Loans"), subject to the Company's

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

7. Long Term Debt (Continued)

    satisfaction of specified conditions precedent related to the results of the Company's ongoing Phase 2 studies of TRV027.

        The proceeds from Term Loan A and future proceeds, if any, from Term Loan B and/or Term Loan C may be used to satisfy the Company's future working capital needs, potentially including the development of its clinical and preclinical product candidates.

        The Company's obligations under the loan and security agreement are secured by a first priority security interest in substantially all of the assets of the Company, other than intellectual property. The Company has agreed not to pledge or otherwise encumber its intellectual property, other than through grants of certain permitted non-exclusive or exclusive licenses or other conveyances of its intellectual property.

        The term loans will accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on Term Loan A on a monthly basis through and including April 1, 2016—extended from October 1, 2015, since the Company has satisfied specified conditions precedent related to the results of the Company's recently concluded Phase 2 bunionectomy study of TRV130—after which consecutive equal monthly payments of principal, plus accrued interest, will be due until December 1, 2018. Both of these dates may be modified further with respect to the term loans, as applicable, as follows:

  •
  If the Company meets the conditions to draw Term Loan C on or before March 31, 2016, then the date until which the Company is required to make payments of interest only will be extended from April 1, 2016 to October 1, 2016.

  •
  If the Company meets the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50,000,000 from its existing strategic partnership and collaborative license option agreement with Actavis or another strategic partnership in form and substance satisfactory to the lenders, then the date until which consecutive equal monthly payments of principal, plus accrued interest, will be due will be extended from December 1, 2018 to September 1, 2019.

        The Company has paid the lenders a facility fee of $175,000 in connection with the execution of the loan and security agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay the lenders a final payment fee equal to 6.1% of the term loans borrowed—increased from 5.25% since the Company has satisfied specified conditions precedent related to the results of the Company's recently concluded Phase 2 bunionectomy study of TRV130—and subject to further adjustment as follows:

  •
  If the Company further meets the condition to draw Term Loan C on or before March 31, 2016, then the Company will be required to pay the lenders a final payment fee equal to 6.6% of the term loans borrowed; and

  •
  If the Company further meets the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50,000,000 from its existing strategic partnership and collaborative license option agreement with Actavis or another strategic partnership in form and substance satisfactory to the lenders, then the Company will be required to pay the lenders a final payment fee equal to 7.0%.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

7. Long Term Debt (Continued)

        In addition, if the Company repays the term loans before the applicable maturity date, it will pay the lenders a prepayment fee of 3.00% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the applicable term loan, 2.00% percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the applicable term loan, and 1.00% percent of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the applicable term loan.

        The loan and security agreement includes affirmative and restrictive covenants, including: (a) financial reporting requirements; (b) limitations on the incurrence of indebtedness; (c) limitations on liens; (d) limitations on certain merger and acquisition transactions; (e) limitations on dispositions of certain assets; (f) limitations on fundamental corporate changes (including changes in control); (g) limitations on investments; (h) limitations on payments and distributions and (i) other covenants. The agreement also contains certain events of default, including for payment defaults, breaches of covenants, a material adverse change in the collateral, the Company's business, operations or condition (financial or otherwise), certain levies, attachments and other restraints on the Company's business, insolvency, defaults under other agreements and misrepresentations.

        Three Point Capital, LLC served as a placement agent in connection with the term loans. The Company paid Three Point $65,000 upon execution of the loan and security agreement and will be obligated to pay up to an additional $175,000 if the Company draws on Term Loan B and Term Loan C.

        In connection with entering into the loan and security agreement, the Company issued to each of Oxford, Square 1 and Three Point warrants to purchase shares of the Company's common stock. The warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $5.8610, which is the average closing price of the Company's common stock on the NASDAQ Global Market for the ten trading days prior to the effective date of the agreement. The warrants may be exercised on a cashless basis. The warrants will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. If the Company borrows Term Loan B and/or Term Loan C, upon the funding of such Term Loan, the Company will issue additional warrants to purchase shares of the Company's common stock, each with a per share exercise price of $5.8610 and on substantially the same terms as those contained in the warrants. The number of warrants issued or issuable by the Company is as follows:

Entity	Shares Underlying Warrants Issued on the Effective Date	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan B	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan C
Oxford	4,875	40,217	40,217
Square 1	1,950	16,087	16,087
Three Point	853	7,038	7,038

        In connection with the issuance of debt, on September 19, 2014, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 7,678 shares of the Company's common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. The maximum aggregate number of shares

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

7. Long Term Debt (Continued)

underlying additional warrants that can be issued by the Company to the lenders under the loan and security agreement and to Three Point under the placement agent arrangement is 126,685.

        As of December 31, 2014, only Term Loan A has been issued, all of which remains outstanding as of such date. The initial maturity date is December 1, 2018 and the loan bears interest at an annual rate of 6.5%. The loan is not convertible and is secured by substantially all of the Company's assets. Interest expense of $36,833 was recorded since inception in September 2014, excluding the amortization of debt discount.

        The Company incurred lender and third party costs of $0.2 million and $0.1 million, respectively, related to the issuance of Term Loan A. The lender costs are classified as a debt discount, a contra-liability on our balance sheet. The third party costs are classified as deferred financing fees, an asset on our balance sheet. Both the debt discount and deferred financing fees will be amortized over the life of the Term Loan using the effective interest method.

        The following table summarizes how the issuance of Term Loan A is reflected on the balance sheet at December 31, 2014:

December 31, 2014
Gross proceeds	$2,000,000
Debt discount	(208,715)

Carrying value	$1,791,285

Debt Outstanding at December 31, 2013

        In December 2011, the Company entered into a loan facility with Comerica Bank (the "Comerica Facility"). Interest expense related to the Comerica Facility was $64,292 for the year ended December 31, 2013. Amortization expense of deferred financing costs was $42,047 for the year ended December 31, 2013. On May 3, 2013, the Company used a portion of the proceeds from the Series C Preferred Stock (Note 8) to repay the remaining Comerica Facility outstanding balance of $4,073,485, including unpaid interest and fees.

        In connection with the borrowings under the Comerica Facility, the Company issued a ten-year warrant to purchase 125,000 shares of Series B preferred stock at $1.00 per share, exercisable through December 2021. The Company recorded a total of $101,707 as debt discount related to the estimated fair value of the preferred stock warrants issued, with a corresponding credit to the warrant liability. The debt discount was being amortized to interest expense over the term of the Comerica Facility. Interest expense related to the amortization of the debt discount was $78,460 for the year ended December 31, 2013.

8. Stockholders' Equity (Deficit)

Common Stock

        On December 10, 2014, the Company issued and sold 11,250,000 shares of common stock in a public offering of shares as well as 1,598,000 shares of common stock pursuant to the partial exercise of

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

8. Stockholders' Equity (Deficit) (Continued)

the underwriters' over-allotment option for a total of 12,848,000 shares at a price of $4.00 per share, for aggregate gross proceeds of approximately $51.4 million.

        On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an IPO at a price of $7.00 per share, for aggregate gross proceeds of approximately $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters' over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million.

        As of December 31, 2013, the Company had outstanding the following redeemable convertible preferred stock that converted into common shares on a one-for-6.2 basis upon consummation of the Company's IPO:

	Preferred Shares Outstanding	Conversion into Common Shares upon IPO
Series A	25,074,999	4,044,354
Series B	30,800,000	4,967,741
Series B-1	4,750,000	766,129
Series C	36,764,704	5,929,789

Total	97,389,703	15,708,013

        In connection with the issuance of the Company's Series B-1 preferred shares in 2011, the Company issued warrants to purchase 1,650,000 shares of the Company's Series B-1 Preferred Stock. Additionally, in connection with a banking facility entered into in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. As of December 31, 2013, the fair value of the warrants outstanding of $350,519 was recognized as a liability in the Company's balance sheet. Upon the Company's IPO, 1,100,000 of the outstanding Series B-1 warrants were net exercised into 20,273 shares of common stock and the remaining fair value of $145,256 associated with these particular warrants was reclassified to additional paid-in capital. The warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company's common stock and remains outstanding with a fair value recorded as a liability of $82,851 at December 31, 2014 as it contains a cash settlement feature upon certain strategic transactions.

        Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 and 132,000,000 shares of common stock as of December 31, 2014 and December 31, 2013, respectively. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2014. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

8. Stockholders' Equity (Deficit) (Continued)

Preferred Stock

        As part of the IPO, on February 5, 2014, all of the Company's outstanding convertible preferred stock was converted and all but 22,580 of its outstanding warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

        On January 4, 2008, the Company authorized the sale and issuance of up to 25,000,000 shares of Series A Convertible Preferred Stock (the Series A). On January 7, 2008, the Company completed the first closing of its sale of the Series A and issued 501,562 shares at $1.00 per share generating gross proceeds of $501,562. On January 31, 2008, the Company completed a second closing of its sale of the Series A and issued an additional 4,514,062 shares at $1.00 per share generating gross proceeds of $4,514,062. Costs associated with these offerings were $200,137. In September 2008, the Company completed a third closing of its sale of the Series A and issued an additional 8,025,000 shares at $1.00 per share generating gross proceeds of $8,025,000. Costs associated with this offering were $2,154. On June 30, 2009, the Company completed a fourth closing of its sale of the Series A and issued 11,034,375 shares at $1.00 per share generating gross proceeds of $11,034,375. Costs associated with this offering were $561. On November 16, 2009, the Company amended the stock purchase agreement associated with the Series A financing and issued an additional 1,000,000 shares at $1.00 per share generating gross proceeds of $1,000,000. Costs associated with this offering were $3,398. All offering costs associated with the Series A were being accreted into the carrying value of the Series A until its conversion upon IPO.

        On July 8, 2010, the Company authorized the sale and issuance of up to 35,000,000 shares of Series B Preferred Stock (the Series B) and up to 4,300,000 of Series B-1 Preferred Stock (the Series B-1). In connection with the authorization of the Series B and the Series B-1, the Company also authorized the sale and issuance of warrants to purchase up to 1,700,000 shares of the Series B-1 (the Series B-1 Warrants). On July 8, 2010, the Company completed the first closing of its sale of the Series B and issued 17,500,000 shares at $1.00 per share generating gross proceeds of $17,500,000. Costs associated with this offering were $38,568. On July 8, 2011, the Company completed its second closing, issuing 5,700,000 shares of its Series B at $1.00 per share and 1,800,000 shares of its Series B-1 at $1.00 per share. Costs associated with this offering were $8,229. On December 15, 2011, the Company completed its third closing issuing 7,600,000 shares of its Series B at $1.00 per share and 2,400,000 shares of its Series B-1 at $1.00 per share. Costs associated with this offering were $4,989. All offering costs associated with the Series B and Series B-1 were being accreted into the carrying value of the preferred stock until its conversion upon IPO.

        In connection with the issuance of the Series B-1 shares in the second and third closings, the Series B-1 shareholders received ten-year warrants to purchase a total of 1,650,000 shares of the Company's Series B-1 Preferred Stock at an exercise price of $1.00 per share. The estimated fair value of the preferred stock warrants on the dates of issuance of $1,347,428 was recorded as a reduction to the carrying value of the Series B-1 Preferred stock and was being accreted into the carrying value of the Series B-1 until its conversion upon IPO. The preferred stock warrants were recorded as a liability pursuant to the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity and are revalued at each reporting period to reflect any changes in fair value. In November 2013, one of the Company's warrant holders exercised its warrants to purchase 550,000 shares of the Company's Series B preferred stock. Of the remaining 1,225,000 outstanding warrants to

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

8. Stockholders' Equity (Deficit) (Continued)

purchase preferred stock at December 31, 2013, 1,100,000 were net exercised immediately prior to the consummation of the Company's initial public offering in February 2014. Upon consummation of the Company's initial public offering, the remaining warrant to purchase up to 125,000 shares of the Company's Series B preferred stock was converted into a warrant to purchase up to 20,161 shares the Company's common stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital.

        In May, 2013, the Company authorized the sale and issuance of up to 37,000,000 shares of Series C Preferred Stock (the Series C). On May 3, 2013, the Company completed the closing of its sale of the Series C and issued 36,764,704 shares at $1.632 per share generating gross proceeds of $59,999,997. Costs associated with this offering were $81,080. All offering costs associated with the Series C were recorded as a discount and were being accreted into the carrying value of the Series C until its conversion upon IPO.

        Each share of the Series A, the Series B, the Series B-1 and the Series C preferred stock was convertible into approximately 0.1613 shares of common stock at any time at the option of the holder. The preferred stock was automatically convertible in the event of (i) an initial public offering at a price of at least $4.00 per share of common stock (subject to adjustment to reflect stock splits, stock dividends, stock combinations, recapitalizations and like occurrences) and net proceeds to the Company of at least $40 million; or (ii) the affirmative vote or written consent of the holders of at least 60% of shares of the preferred stock then outstanding. Each share of Series A, B or B-1 preferred stock was also subject to a special mandatory conversion feature. In the event that any holder of shares of Series A, B or B-1 preferred stock did not participate in a Qualified Financing (as defined in the Company's Certificate of Incorporation) by purchasing, in the aggregate, in such Qualified Financing and within the time period specified by the Company, such holder's pro rata amount, then such holder's shares of preferred stock would automatically convert into common stock at the respective Conversion Price (as defined). The Company evaluated each series of its Preferred Stock and determined that each individual series was considered an equity host under ASC 815. As a result of the Company's conclusion that the Preferred Stock represented an equity host, the conversion feature of all series of Preferred Stock was considered to be clearly and closely related to the associated Preferred Stock host instrument. Accordingly, the conversion feature of all series of Preferred Stock was not considered an embedded derivative that required bifurcation. The Company accounted for potential beneficial conversion features under FASB ASC Topic 470-20, Debt with Conversion and Other Options. At the time of each of the issuances of Preferred Stock, the Company's common stock into which each series of the Company's Preferred Stock is convertible had an estimated fair value less than the effective conversion prices of the Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates.

        Holders of the preferred stock were entitled to receive non-cumulative dividends at the rate of 8% of the applicable purchase price per share per annum if and when declared by the board of directors. No dividends were declared through conversion upon IPO.

        Holders of the preferred stock, voting as a class, were entitled to elect five members of the board of directors.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

8. Stockholders' Equity (Deficit) (Continued)

        Holders of the Series A, the Series B, and the Series B-1 were entitled to a liquidation preference in an amount equal to $1.00 per share plus all declared and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merged with or was acquired by another entity. Holders of the Series C were entitled to a liquidation preference in an amount equal to $1.632 per share plus all declared and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merged with or ws acquired by another entity.

        At any time on or after July 8, 2016, the holders of at least 60% of the outstanding shares of the preferred stock may have required the Company to redeem, in three annual installments beginning on the date of the initial redemption, all of the outstanding shares of the preferred stock for an amount equal to the original issue price per share plus any declared and unpaid dividends.

9. 2008 and 2013 Equity Incentive Plans

        In January 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the "2008 Plan") that authorized the Company to grant up to 3,310,990 shares of common stock to eligible employees, directors and consultants to the Company, in the form of restricted stock and stock options.

        In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014 (collectively, the "2013 Plan"), that reserves for issuance under the plan up to 1,711,290 shares of common stock. The 2013 Plan contains an "evergreen" provision, pursuant to which the number of shares of common stock available for issuance under the plan will automatically increase on January 1 of each year beginning in 2015. The 2013 plan became effective upon the January 2014 IPO and, as of such date, the Company may not make further grants under the 2008 plan. The 2013 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non- employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of cash and stock based performance awards.

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

December 31, 2014

9. 2008 and 2013 Equity Incentive Plans (Continued)

        The estimated grant-date fair value of the Company's share-based awards is amortized ratably over the awards' service periods. Share-based compensation expense recognized was as follows:

	Year Ended December 31,
	2014	2013
Research and development	$1,129,244	$609,483
General and administrative	1,254,155	318,513

Total stock-based compensation	$2,383,399	$927,996

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2012	171,803	1,523,156	$0.56	7.89
Authorized	1,459,514	—
Granted	(1,730,156)	1,730,156	3.73
Exercised	—	(275,262)	0.30
Forfeitures	182,304	(182,304)	0.95

Balance, December 31, 2013	83,465	2,795,746	$2.52	8.45
Authorized	1,711,290	—
Granted	(1,095,042)	1,095,042	6.75
Exercised	—	(186,687)	0.60
Forfeitures	129,651	(129,651)	7.20

Balance, December 31, 2014	829,364	3,574,450	$3.75	8.06

Vested or expected to vest at December 31, 2014		3,528,809	$3.71	8.05

Exercisable at December 31, 2014		1,602,623	$2.26	7.10

        The intrinsic value of the options exercisable as of December 31, 2014 was $6.4 million, based on the Company's closing stock price of $5.98 per share and a weighted average exercise price of $2.26 per share.

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

        The per-share weighted-average grant date fair value of the options granted to employees and directors during the year ended December 31, 2014 and 2013 was estimated at $4.43 and $2.52 per

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

9. 2008 and 2013 Equity Incentive Plans (Continued)

share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.80%	1.52%
Expected term of options (in years)	5.8	6.1
Expected volatility	75.9%	80.5%
Dividend yield	0%	0%

        The weighted-average valuation assumptions were determined as follows:

  •
  Risk-free interest rate:    The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

  •
  Expected term of options:    Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the "simplified" method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

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

  •
  Estimated forfeiture rate:    The Company's estimated annual forfeiture rate on 2014 and 2013 stock option grants was 7% and 5%, respectively, based on the historical forfeiture experience.

        The fair value of the Company's common stock, prior to the Company's initial public offering, was determined by its board of directors with assistance from its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company's preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company's financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involved a significant level of judgment.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

9. 2008 and 2013 Equity Incentive Plans (Continued)

        As of December 31, 2014, there was $6.1 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.87 years.

Shares Reserved for Future Issuance

        At December 31, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	3,574,450
Common stock options and restricted stock available for future grant (2013 Plan)	829,364
Common stock warrants outstanding	30,258

4,434,072

10. Commitments and Contingencies

Licenses

        On May 3, 2013, the Company entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which the Company granted to Actavis an exclusive option to license its product candidate, TRV027. If Actavis exercises this option, the license agreement between the Company and Actavis will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company's request, Actavis will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under the terms ot be agreed upon by the parties. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis' sole cost and expense.

        Under the option agreement, the Company is conducting, at its expense, a Phase 2b trial of TRV027 in acute heart failure, or AHF. Actavis may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Actavis. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, the Company will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If the Company and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Actavis during the negotiations.

        If Actavis does not exercise its option during the specified period, the option will expire and the license agreement will not become effective. In that case, the Company would be free to enter into a

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

10. Commitments and Contingencies (Continued)

collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on its own. The Company received no consideration upon the grant of the option to Actavis. If Actavis exercises the option, the Company would receive a $65 million option exercise fee and could potentiall receive up to $365 million depending upon the achievement of future development and commercial milestones. The Company also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Actavis of any of its obligations under the license agreement, including Actavis' obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee. Under the license, both Actavis and the Company have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Actavis is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Actavis would terminate, and Actavis would grant the Company an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

        Actavis participated in the Series C Preferred Stock financing and purchased $30 million of Series C Preferred Stock. Because the Series C Preferred Stock was acquired at the same time as the option agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Preferred Stock should be allocated in the financial statements in a manner differently than the price stated in the agreement. The Series C Preferred Stock acquired by Actavis was acquired at the same time and at the same price per share as all of the other investors in the Series C Preferred Stock financing and therefore the preferred stock sold to Actavis was deemed to be issued at fair value and no value was allocated to the option agreement. The Series C Preferred Stock held by Actavis was converted into common shares on a one-for-6.2 basis upon consummation of the Company's IPO.

Operating Leases

        The Company leases office and laboratory space in Pennsylvania. The Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In July 2013, the Company extended the lease for the Company's office and laboratory lease in Pennsylvania until September 2020. In March 2014, the Company extended the square footage of the lease. The Company

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

10. Commitments and Contingencies (Continued)

has the option to terminate the lease after May 31, 2018 with a required termination payment of $150,000. In addition, the Company leases vivarium space in Pennsylvania. The vivarium lease can be terminated at any time upon 90 days' written notice by the Company.

        Rent expense under operating leases was $489,810 and $459,288 in 2014 and 2013, respectively.

        Future minimum lease payments, including termination fees, under noncancelable lease agreements as of December 31, 2014, are as follows:

Operating Lease
2015	$262,352
2016	269,631
2017	276,909
2018	284,188
2019 and beyond	514,691

Total minimum lease payments	$1,607,771

        The Company had deferred rent of $320,244 and $347,033 at December 31, 2014 and 2013, respectively. This balance related entirely to the Pennsylvania office and laboratory lease.

Legal Proceedings

        The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

11. Income Taxes

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

        The Company's loss before income taxes was $49.7 million and $23.3 million for the years ended December 31, 2014 and 2013, respectively, and was generated entirely in the United States.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

11. Income Taxes (Continued)

        Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are the following:

	December 31,
	2014	2013
Deferred tax assets:
Net operating losse carryforwards	$9,245,934	$5,159,176
Research and development credits	5,101,755	2,801,924
Research and development expenses capitalized for tax purposes	43,038,057	26,936,217
Deferred rent	129,998	140,873
Depreciation	476,799	652,104
Other temporary differences	458,413	628,296

Total deferred tax assets	58,450,956	36,318,590
Deferred tax liabilities:
Prepaid expenses	(90,385)	(80,311)

Total deferred tax liabilities	(90,385)	(80,311)

Net deferred tax assets	58,360,571	36,238,279
Less valuation allowance	(58,360,571)	(36,238,279)

Net deferred tax asset	$—	$—

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2014 and 2013. The valuation allowance increased by $22.1 million and $10.4 million during the years ended December 31, 2014 and 2013, respectively, due primarily to the generation of net operating losses during the periods.

        A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2014	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Permanent Differences	(0.6)%	(0.5)%
State taxes, net of federal benefit	6.5%	6.5%
Research and development credit	3.9%	1.9%
Change in valuation allowance	(43.8)%	(41.9)%

Effective income tax rate	0.0%	0.0%

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

11. Income Taxes (Continued)

        As of December 31, 2014 and 2013, the Company had U.S. federal net operating loss carryforwards of $22.8 million and $12.7 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027. As of December 31, 2014 and 2013, the Company also had U.S. state net operating loss carryforwards of $22.8 million and $12.7 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027.

        As of December 31, 2014 and 2013, the Company had federal research and development tax credit carryforwards of $4.7 million and $2.5 million, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2027. As of December 31, 2014 and 2013, the Company had state research and development tax credit carryforwards of approximately $0.7 million and $0.4 million, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2022.

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

        The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

        For all years through December 31, 2014, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The Tax Increase Prevention Act of 2014, enacted December 19, 2014, reinstated the research and development credit through December 31, 2014, and the Company recorded a credit of $1.8 million for 2014. In 2013 the Company recorded credits of approximately $1.0 million related to 2012 and 2013 as a result of a previous retroactive reinstatement under the American Tax Relief Act of 2012.

        The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2014

11. Income Taxes (Continued)

December 31, 2010 through December 31, 2013. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

12. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During 2014 and 2013, the Company provided matching contributions of $204,537 and $175,943, respectively.

13. Subsequent Events

        In March 2015, Actavis and the Company signed a letter agreement wherein Actavis agreed to pay the Company $10.0 million to fund the expansion of the Company's ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement described in Note 10 above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014.

        Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        Management's Report on Internal Control Over Financial Reporting is included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated in this Item 9A by reference.

Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because the Company qualifies as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our registered public accounting firm.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption "Item 1. Election of Directors" in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Executive Officers

        The information concerning our executive offers required by this Item 10 is provided under the caption "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Code of Ethics

        The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption "Code of Ethics" in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Audit Committee

        The information required by this Item 10 with respect to our Audit Committee is incorporated herein by reference to the information contained under the caption "Corporate Governance" in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  Report of Independent Registered Public Accounting Firm.

  Balance Sheets as of December 31, 2014 and 2013.

  Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013.

  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2013 and 2014.

  Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

  Notes to Financial Statements for the years ended December 31, 2014 and 2013.

(b)   EXHIBITS

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 5, 2014).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen stock certificate evidencing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

4.3		Form of Warrant dated September 19, 2014 issued by Trevena, Inc. to Oxford Finance LLC, Square 1 Bank and Three Point Capital, LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 22, 2014).

10.1	*	License Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Actavis plc) (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.2	*	Option Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Actavis plc) (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

10.3		Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.4		Warrant to purchase shares of Common Stock issued to Silicon Valley Bank, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.5		Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

10.6		Commercial Lease Agreement, dated as of August 4, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor- in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.7		Amendment No. 1 to Commercial Lease Agreement, dated as of December 8, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.8		Amendment No. 2 to Commercial Lease Agreement, dated as of July 3, 2013, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.9		Third Amendment to Commercial Lease Agreement, dated as of February 21, 2014, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-200386), originally filed with the SEC on November 20, 2014).

10.10	+	2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S- 1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.11	+	Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.12	+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.13	+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.14	+	Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.15	+	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed with the SEC on July 1, 2014).

10.16	+	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.17	+	Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 191643), originally filed with the SEC on October 9, 2013).

10.18	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Maxine Gowen (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

10.19	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Michael Lark (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

10.20	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Roberto Cuca (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

10.21	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and David Soergel (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

10.22	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Rosamond Deegan (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

10.23	+	Employment Agreement dated as of May 12, 2014, by and between the Registrant and John M. Limongelli (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on May 15, 2014).

10.24		Loan and Security Agreement, dated September 19, 2014, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 22, 2014).

23.1	#	Consent of Independent Registered Public Accounting Firm.

Exhibit Number		Description
24.1	#	Power of Attorney. Reference is made to the signature page hereto.

31.1	#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	#	The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2014 and 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity as of December 31, 2014, (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.

#
Filed herewith.

##
Previously filed.

+
Indicates management contract or compensatory plan.

*
Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2015

TREVENA, INC.
By:	/s/ MAXINE GOWEN Maxine Gowen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAXINE GOWEN Maxine Gowen	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2015
/s/ ROBERTO CUCA Roberto Cuca	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Chairman, Board of Directors	March 18, 2015
/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	March 18, 2015
/s/ ADAM M. KOPPEL Adam M. Koppel, M.D., Ph.D.	Director	March 18, 2015
/s/ JULIE H. MCHUGH Julie H. McHugh	Director	March 18, 2015
/s/ FRANCOIS NADER Francois Nader, M.D.	Director	March 18, 2015

Signature	Title	Date

/s/ JAKE R. NUNN Jake R. Nunn	Director	March 18, 2015
/s/ ANNE M. PHILLIPS Anne M. Phillips, M.D.	Director	March 18, 2015
/s/ BARBARA YANNI Barbara Yanni	Director	March 18, 2015

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2014 and 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity as of December 31, 2014, (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) Notes to Financial Statements, tagged as blocks of text.