Form 10-Q
period 2015-03-31
TREVENA INC
filed 2015-05-07
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36193

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

Common Stock, $0.001 par value                                                   Shares outstanding as of May 4, 2015: 39,356,378

i

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$29,135,895	$36,205,559
Marketable securities	71,636,172	70,698,640
Prepaid expenses and other current assets	1,723,511	669,155
Total current assets	102,495,578	107,573,354
Property and equipment, net	590,179	553,294
Restricted cash	112,410	112,410
Total assets	$103,198,167	$108,239,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,152,445	$4,342,480
Accrued expenses and other current liabilities	1,425,038	2,578,269
Deferred revenue	7,500,000	—
Deferred rent	40,254	38,359
Total current liabilities	12,117,737	6,959,108
Loans payable, net	1,719,667	1,692,884
Capital lease, net of current portion	10,023	10,677
Deferred rent, net of current portion	271,291	281,885
Deferred revenue, net of current portion	1,875,000	—
Warrant liability	91,264	82,851
Other long term liabilities	19,151	8,025
Total liabilities	16,104,133	9,035,430
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,347,565 and 39,241,173 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	39,347	39,241
Additional paid-in capital	231,946,082	231,152,894
Accumulated deficit	(144,899,370)	(131,969,725)
Accumulated other comprehensive gain (loss)	7,975	(18,782)
Total stockholders’ equity	87,094,034	99,203,628
Total liabilities and stockholders’ equity	$103,198,167	$108,239,058

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Collaboration revenue	$625,000	$—
Total revenue	625,000	—
Operating expenses:
General and administrative	3,089,622	2,020,865
Research and development	10,598,993	7,633,509
Total operating expenses	13,688,615	9,654,374
Loss from operations	(13,063,615)	(9,654,374)
Other income (expense):
Change in fair value of warrant liability	(8,413)	98,922
Miscellaneous income	173,535	176,015
Interest income	39,469	6,023
Interest expense	(70,621)	—
Total other income	133,970	280,960
Net loss and comprehensive loss	(12,929,645)	(9,373,414)
Accretion of redeemable convertible preferred stock	—	(28,521)
Net loss attributable to common stockholders	$(12,929,645)	$(9,401,935)
Other comprehensive income, net:
Unrealized gains on marketable securities	26,757	—
Other comprehensive gains	26,757	—
Comprehensive loss	$(12,902,888)	$(9,401,935)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.33)	$(0.59)
Weighted average shares outstanding, basic and diluted	39,251,184	16,023,497

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2015 to March 31, 2015

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2015	39,241,173	$39,241	$231,152,894	$(131,969,725)	$(18,782)	$99,203,628
Stock-based compensation expense	—	—	613,887	—	—	613,887
Exercise of stock options	106,392	106	179,301	—	—	179,407
Unrealized gain on marketable securities	—	—	—	—	26,757	26,757
Net loss	—	—	—	(12,929,645)	—	(12,929,645)
Balance, March 31, 2015	39,347,565	$39,347	$231,946,082	$(144,899,370)	$7,975	$87,094,034

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(12,929,645)	$(9,373,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,503	105,824
Stock-based compensation	613,887	527,302
Noncash interest expense on loans	37,909	—
Revaluation of warrant liability	8,413	(98,922)
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	(840,710)	532,005
Accounts payable and accrued expenses	(2,351,995)	2,150,724
Deferred revenue	9,375,000	—
Net cash used in operating activities	(6,034,638)	(6,156,481)

Investing activities:
Purchase of property and equipment	(89,389)	(20,629)
Purchase of marketable securities	(1,124,420)	—
Net cash used in investing activities	(1,213,809)	(20,629)

Financing activities:
Proceeds from exercise of common stock options	179,408	3,439
Proceeds from issuance of common stock, net	—	59,553,139
Capital lease payments	(625)	—
Net cash provided by financing activities	178,783	59,556,578
Net increase (decrease) in cash and cash equivalents	(7,069,664)	53,379,468
Cash and cash equivalents—beginning of period	36,205,559	37,965,198
Cash and cash equivalents—end of period	$29,135,895	$91,344,666

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2015

1. Organization and Description of the Business

Trevena, Inc. (the “Company”) was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania.

Public Offerings of Common Stock

On February 5, 2014, the Company issued and sold 9,250,000 shares of common stock in an initial public offering (the “IPO”) at a price of $7.00 per share, for aggregate gross proceeds of $64.8 million. On March 6, 2014, in connection with the partial exercise of the IPO underwriters’ over-allotment option, the Company sold an additional 270,449 shares of common stock at a price of $7.00 per share, for aggregate gross proceeds of approximately $1.9 million. The net offering proceeds to the Company from both sales were approximately $59.5 million, after deducting underwriting discounts and commissions of approximately $4.7 million and offering costs of approximately $2.5 million. In addition, as part of the IPO, all of the Company’s outstanding convertible preferred stock was converted and all but 22,580 of its outstanding warrants were net exercised into an aggregate of 15,728,286 shares of common stock.

On December 10, 2014, the Company issued and sold 11,250,000 shares of common stock in a public offering as well as 1,598,000 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option for a total of 12,848,000 shares at a price of $4.00 per share, for aggregate gross proceeds of approximately $51.4 million. The net offering proceeds to the Company from the combined sales were approximately $47.7 million, after deducting underwriting discounts and commissions of approximately $3.1 million and offering costs of approximately $0.6 million.

Liquidity

At March 31, 2015, the Company had an accumulated deficit of $144.9 million and its net loss was $12.9 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively. The Company expects its cash and cash equivalents of $29.1 million and marketable securities of $71.6 million as of March 31, 2015 and the $16.5 million that the Company is eligible to draw in the fourth quarter of 2015 under the second tranche of its credit facility, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company considers the U.S. dollar to be its functional currency.

Unaudited Interim Financial Information

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015 and the results of its operations, its comprehensive loss and its cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes related to the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications have no impact on our stockholders’ equity, net income (loss) or cash flows.

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents and are valued at cost, which approximates their fair market value. The Company’s marketable securities are classified as “available-for-sale” and are carried at fair market value as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income included in stockholders’ equity.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Items measured at fair value on a recurring basis include money market mutual funds, restricted cash and warrants to purchase common stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Assets
Money market mutual funds	$22,969,543	$—	$—	$22,969,543
U.S. Treasury Bonds	70,406,000	—	—	70,406,000
U.S. Government Securities	—	1,230,172	—	1,230,172
Restricted cash	112,410	—	—	112,410
Total assets	$93,487,953	$1,230,172	$—	$94,718,125
Liabilities
Warrants to purchase common stock	$—	$—	$91,264	$91,264
Total liabilities	$—	$—	$91,264	$91,264

December 31, 2014
Assets
Money market mutual funds	$29,064,011	$—	$—	$29,064,011
U.S. Treasury Bonds	70,698,640	—	—	70,698,640
Restricted cash	112,410	—	—	112,410
Total assets	$99,875,061	$—	$—	$99,875,061
Liabilities
Warrants to purchase common stock	$—	$—	$82,851	$82,851
Total liabilities	$—	$—	$82,851	$82,851

The money market mutual funds are included in cash and cash equivalents in the accompanying balance sheets. The U.S. Treasury Bonds and U.S. Government Securities are included in marketable securities in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. During the three months ended March 31, 2015, $1.2 million was transferred from money market mutual funds (a Level 1 investment) to U.S. Government Securities (a Level 2 investment). There were no transfers within the hierarchy during the year ended December 31, 2014.

In connection with the issuance and sale of the Company’s Series B-1 preferred shares in 2011, the Company issued a warrant to purchase 125,000 shares of Series B preferred stock. Upon the IPO, the warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $91,264 at March 31, 2015 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of the Company’s warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2014	$82,851
Changes in estimated fair value	8,413
Balance as of March 31, 2015	$91,264

The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock and various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	Common stock warrant liability	Common stock warrant liability
Estimated remaining term	7.09 years	7.34 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.71%	1.99%
Fair value of underlying instrument	$6.52	$5.98
Volatility	73%	72%

The warrant liability is recorded on its own line item on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the Statement of Operations and Comprehensive Loss.

Revenue Recognition

For the three months ended March 31, 2015, the Company recognized collaboration revenue of $625,000 related to its March 2015 letter agreement with Actavis. The terms of this agreement contain multiple deliverables which include (i) research and development activities and (ii) testing and analysis related to the ongoing Phase 2b trial of TRV027 in exchange for a nonrefundable upfront fee of $10 million. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.

For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB Accounting Standards Update  No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which provides guidance for separating and allocating consideration in a multiple element arrangement.  Deliverables under the arrangement are separate units of accounting if the delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The arrangements consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgement in determining whether a deliverable is a separate unit of accounting.

In determining the separate units of accounting, the Company evaluates whether the components have standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangements. Whenever the Company determines that an element is delivered over a period of time, revenue is recognized using either a proportional performance model, if a pattern of performance can be determined or on a straight-line model over the period of performance, which is typically the research and development term.

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the Balance Sheets as a direct deduction from the associated debt liability. While the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected early adoption in the current period that resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to Other assets and Loans payable, net. The Company’s adoption of this standard did not have a significant impact on its results of operations or cash flows.  See Note 4.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of this amendment to our financial position and results of operations.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(12,929,645)	$(9,373,414)
Accretion of redeemable convertible preferred stock	—	(28,521)
Net loss attributable to common stockholders	(12,929,645)	$(9,401,935)
Weighted average common shares outstanding	39,251,184	16,023,497
Net loss per share of common stock—basic and diluted	$(0.33)	$(0.59)

The following outstanding securities at March, 31, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2015	2014
Options outstanding	4,494,427	3,441,284
Warrants	30,258	22,580
Total	4,524,685	3,463,864

4. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax:

Balance, January 1, 2015	$(18,782)
Net unrealized investment gains on marketable securities	26,757
Balance, March 31, 2015	$7,975

There were no reclassifications out of accumulated other comprehensive income or loss during the three months ended March 31, 2015. There was no tax effect during the three months ended March 31, 2015.

5.  Long Term Debt

On September 19, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC, as collateral agent and lender and Square 1 Bank, as lender pursuant to which the lenders have agreed to lend the Company up to $35.0 million in a series of term loans. Upon entering into the agreement, the Company borrowed $2.0 million from the lenders (“Term Loan A”). On April 13, 2015, the Company and the lenders amended the agreement to change the draw period for Term Loan B. As amended, the Company may now, at its sole discretion, borrow from the lenders:

•                  $16.5 million, at any time beginning on October 1, 2015 and ending on December 31, 2015 (“Term Loan B”) since the Company has satisfied specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV130; and

•                  an additional $16.5 million, at any time on or before March 31, 2016 (“Term Loan C” and together with Term Loan A and Term Loan B, the “Term Loans”), subject to the Company’s satisfaction of specified conditions precedent related to the results of the Company’s ongoing Phase 2 studies of TRV027.

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

The term loans will accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on Term Loan A on a monthly basis through and including April 1, 2016—extended from October 1, 2015, since the Company has satisfied specified conditions precedent related to the results of the Company’s completed Phase 2 bunionectomy study of TRV130—after which consecutive equal monthly payments of principal, plus accrued interest, will be due until December 1, 2018. Both of these dates may be modified further with respect to the term loans, as applicable, as follows:

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

The Company has paid the lenders a facility fee of $175,000 in connection with the execution of the loan and security agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay the lenders a final payment fee equal to 6.1% of the term loans borrowed—increased from 5.25% since the Company has satisfied specified conditions precedent related to the results of the Company’s completed Phase 2 bunionectomy study of TRV130—and subject to further adjustment as follows:

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

In connection with the issuance of debt, on September 19, 2014, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 7,678 shares of the Company’s common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. The maximum aggregate number of shares underlying additional warrants that can be issued by the Company to the lenders under the loan and security agreement and to Three Point under the placement agent arrangement is 126,684.

As of March 31, 2015, only Term Loan A has been issued, all of which remains outstanding as of such date. The initial maturity date is December 1, 2018 and the loan bears interest at an annual rate of 6.5%. The loan is not convertible and is secured by substantially all of the Company’s assets. Interest expense of $32,500 was recorded during the three months ended March 31, 2015.The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of Term Loan A using the effective interest method. A total of $37,909 of debt discount and debt issuance costs was amortized to interest expense during the three months ended March 31, 2015.

The following table summarizes how the issuance of Term Loan A is reflected on the balance sheet at March 31, 2015:

March 31, 2015
Gross proceeds	$2,000,000
Debt discount	(190,513)
Debt issuance costs	(89,820)
Carrying value	$1,719,667

6. Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the “2008 Plan”) that authorized the Company to grant up to 3,310,990 shares of common stock to eligible employees, directors and consultants to the Company, in the form of restricted stock and stock options.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014 and January 1, 2015  (collectively, the “2013 Plan”), that reserves for issuance under the plan up to 3,284,326 shares of common stock. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan will automatically increase on January 1 of each year beginning in 2015. The 2013 plan became effective upon the January 2014 IPO and, as of such date, the Company may not make further grants under the 2008 plan. The 2013 plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non- employee directors and consultants of the Company. Additionally, the 2013 plan provides for the grant of cash and stock based performance awards.

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

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$227,801	$324,188
General and administrative	386,086	203,114
Total stock-based compensation	$613,887	$527,302

A summary of stock option activity for the three months March 31, 2015 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2014	3,574,450	$3.75	8.06
Granted	1,102,000
Exercised	(106,392)
Forfeitures	(75,631)
Balance, March 31, 2015	4,494,427	$4.50	8.30
Vested or expected to vest at March 31, 2015	4,337,547	$4.42
Exercisable at March 31, 2015	1,687,280	$2.56

The intrinsic value of the options exercisable as of March 31, 2015 was $7.0 million, based on the Company’s closing stock price of $6.52 per share and a weighted average exercise price of $2.56 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2015 and 2014 was estimated at $4.21 and $4.91 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.69%	1.89%
Expected term of options (in years)	6.25	6.06
Expected volatility	68.8%	75.6%
Dividend yield	0%	0%

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

•                  Estimated forfeiture rate:  The Company’s estimated annual forfeiture rate for the three months ended March 31, 2015 and 2014 stock option grants was 9% and 7%, respectively, based on the historical forfeiture experience.

The fair value of the Company’s common stock, prior to the Company’s IPO, was determined by its board of directors with assistance from its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company’s preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company’s financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involved a significant level of judgment.

As of March 31, 2015, there was $9.3 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.22 years.

Shares Available for Future Grant

At March 31, 2015, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2014	829,364
Authorized	1,569,646
Granted	(1,102,000)
Forfeitures	75,631
Available at March 31, 2015	1,372,641

Shares Reserved for Future Issuance

At March 31, 2015, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	4,494,427
Shares available for future grant under 2013 Plan	1,372,641
Warrants outstanding	30,258
5,897,326

7. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which the Company granted to Actavis an exclusive option to license its product candidate, TRV027. If Actavis exercises this option, the license agreement between the Company and Actavis will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company’s request, Actavis will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under the terms to be agreed upon by the parties. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis’ sole cost and expense.

Under the option agreement, the Company is conducting, at its expense, a Phase 2b trial of TRV027 in acute heart failure, or AHF. In March 2015, Actavis and the Company signed a letter agreement wherein Actavis agreed to pay the Company $10.0 million to fund the expansion of this ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. As part of this agreement, the Company and Actavis agreed to certain testing and analysis with respect to the study. The extended Phase 2b trial and related analysis are currently expected to be completed in the second quarter of 2016. Collaboration Revenue will be recognized on a straight line basis over the study period. At the end of each reporting period, the Company will reassess the trial completion date and adjust the recognition period if applicable. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. Actavis may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Actavis. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Actavis has the right to renegotiate the terms of the license agreement. If Actavis exercises such right, the Company will be obligated to negotiate in good faith with Actavis for a period of time the terms of any new arrangement. If the Company and Actavis are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Actavis during the negotiations.

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

Actavis participated in the Series C Preferred Stock financing and purchased $30 million of Series C Preferred Stock. Because the Series C Preferred Stock was acquired at the same time as the option agreement, management considered whether the Preferred Stock was issued at fair value and if not, whether the consideration received for the Preferred Stock should be allocated in the financial statements in a manner differently than the price stated in the agreement. The Series C Preferred Stock acquired by Actavis was acquired at the same time and at the same price per share as all of the other investors in the Series C Preferred Stock financing and therefore the preferred stock sold to Actavis was deemed to be issued at fair value and no value was allocated to the option agreement. The Series C Preferred Stock held by Actavis was converted into common shares on a one-for-6.2 basis upon consummation of the Company’s IPO.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

Using our proprietary product platform, we have identified and are developing the following four differentiated product candidates:

•                  TRV130:  We are developing TRV130 as a first-line treatment for patients experiencing moderate to severe pain where IV administration is preferred. We are currently conducting a second Phase 2 trial of TRV130 with the goal of evaluating analgesic efficacy following soft-tissue surgery and exploring TRV130’s safety and tolerability profile benchmarked to morphine. We expect to report top-line data from this trial in the third quarter of 2015. In November 2014, we announced top-line data from our Phase 2a/b clinical trial of TRV130 in postoperative pain following bunionectomy surgery. At doses of 2 mg and 3 mg of TRV130 administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for TRV130. The 3 mg dose of TRV130 also showed statistically superior analgesic efficacy over the 48-hour trial period compared to 4 mg of morphine administered every four hours. There were no serious adverse events reported in the trial, which we believe suggests that these levels of pain relief can be achieved safely. Based on the data from the recently completed Phase 2a/b study, we plan to move into Phase 3 preparations, which we expect to occur in parallel with the second Phase 2 soft tissue trial for TRV130 that we commenced in December 2014. We also anticipate that we will initiate a Phase 3 clinical trial for TRV130 in the first quarter of 2016. We hold a U.S. patent covering the composition of matter and methods of use for TRV130. We have retained all worldwide development and commercialization rights to TRV130, and plan to commercialize it for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

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

•                  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. In January 2015, we conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board (DSMB) and the BLAST- AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 for placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Actavis plc, or Actavis, which holds an exclusive option to license TRV027, has fully funded this expansion of the study via a $10 million payment to us to defray the external and internal costs of increasing the study sample size. As a result of the increased target enrollment, we now expect to release top-line data in the first half of 2016.

•                  TRV250: We have identified a new product candidate, TRV250, from our preclinical d-opioid receptor program focused on central nervous system, or CNS, indications and plan to advance TRV250 to preclinical studies in 2015 that would support our submission of an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in 2016.

We were incorporated and commenced operations in the fourth quarter of 2007. Our operations to date have included organizing and staffing our company, business planning, raising capital, developing TRV027, TRV130 and TRV734, and discovering  TRV250. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2015, we had an accumulated deficit of $144.9 million. Our net loss was $12.9 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or a collaborator obtain marketing approval for and commercialize TRV027, TRV130, TRV734 or TRV250.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Square 1 Bank, of which we have drawn $2.0 million as of March 31, 2015. The facility also provides for up to two additional term loan tranches of $16.5 million each. Based on the top-line results of the Phase 2a/b clinical trial of TRV130 announced in November 2014, we have met the conditions to draw the $16.5 million second tranche under the credit facility and have may draw this between October 1, 2015 and December 31, 2015. We may opt to draw the third term loan tranche if we receive positive data from the Phase 2 clinical trial of TRV027.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. Furthermore, following our IPO in January 2014, we have incurred and expect to continue to incur significant legal, accounting, investor relations and other costs associated with operating as a public company. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Option and License Agreements with Actavis plc

On May 3, 2013, we entered into an option agreement and a license agreement with Actavis plc (formerly Forest Laboratories Holdings Limited), under which we granted to Actavis an exclusive option to license our product candidate, TRV027. If Actavis exercises this option, the license agreement will become effective and Actavis will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Actavis will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Actavis’ expense. At our request, Actavis will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but Actavis has no obligation to grant us such right.

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

We received no consideration upon the grant of the option to Actavis. In March 2015, Actavis and we signed a letter agreement wherein Actavis agreed to pay $10.0 million to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue will be recorded on a straight-line basis through the expected term of the trial. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Actavis exercises the option, we would receive a $65 million option exercise fee and could potentially receive up to $365 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to specified deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

If the license agreement becomes effective, Actavis has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not relieve Actavis of any of its obligations under the license agreement, including Actavis’ obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee.

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

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Square 1 Bank, or the lenders, pursuant to which they have agreed to lend us up to $35.0 million in a three-tranche series of term loans. Upon initially entering into the agreement, we borrowed $2.0 million. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. As amended, we may now, at our sole discretion, borrow from the lenders:

•                  $16.5 million, at any time beginning on October 1, 2015 and ending on December 31, 2015, since we have satisfied specified conditions precedent related to the results of our Phase 2 bunionectomy trial of TRV130; and

•                  an additional $16.5 million, at any time on or before March 31, 2016, subject to the satisfaction of specified conditions related to the results of our Phase 2b clinical trial of TRV027.

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

We paid the lenders a facility fee of $175,000 in connection with the execution of the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if we repay the borrowings prior to the maturity date, we will be obligated to pay a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the applicable tranche, 2.0% percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the applicable tranche, and 1.0% of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the applicable tranche.

Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

We used a placement agent in connection with the agreement. We paid the agent $65,000  upon execution of the agreement and will be obligated to pay up to an additional $175,000 if we draw on the second and third tranches.

In connection with entering into the agreement, we issued to the lenders warrants to purchase an aggregate of 7,678 shares of our common stock. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. If we draw on the second or third tranches, we will issue additional warrants to purchase shares of our common stock, each with an exercise price of $5.8610 per share and on substantially the same terms as those contained in the initial warrants. The number of shares underlying these additional warrants will depend on the amount of additional borrowings we make, but will not exceed 126,684.

Components of Operating Results

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, Actavis and we signed a letter agreement wherein Actavis agreed to pay us $10.0 million to fund the expansion of this ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and will be recorded on a straight-line basis through the expected term of the trial.

We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for our non-research and development personnel; stock-based compensation and travel expenses for such individuals; facility-related costs; communication expenses; professional fees for legal, patent prosecution and facilities maintenance consulting; and accounting services.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research and the development of our product candidates. In addition, research and development expenses include salaries and related costs for our research and development personnel and stock-based compensation and travel expenses for such individuals.

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

Change in Fair Value of Warrant Liability

Upon the IPO, an outstanding warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of the Company’s common stock and remains outstanding with a fair value recorded as a liability of $91,264 at March 31, 2015, as it contains a cash settlement feature upon certain strategic transactions. The fair value of the warrant classified as a liability on each re-measurement date is estimated using the Black-Scholes option pricing model.

Other Income / Expense

Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the Balance Sheets as a direct deduction from the associated debt liability. While the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We have elected early adoption in the current period that resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to Other assets and Loans payable, net. Our adoption of this standard did not have a significant impact on our results of operations or cash flows.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	Change
Revenue:
Collaboration revenue	$625,000	$—	$625,000
Total revenue	625,000	—	625,000
Operating expenses:
General and administrative	3,089,622	2,020,865	1,068,757
Research and development	10,598,993	7,633,509	2,965,484
Total operating expenses	13,688,615	9,654,374	4,034,214
Loss from operations	(13,063,615)	(9,654,374)	(3,409,241)
Other income (expense):
Change in fair value of warrant liability	(8,413)	98,922	(107,335)
Miscellaneous income	173,535	176,015	(2,480)
Interest income	39,469	6,023	33,446
Interest expense	(70,621)	—	(70,621)
Total other income	133,970	280,960	(146,990)
Net loss and comprehensive loss	(12,929,645)	(9,373,414)	(3,556,231)
Accretion of redeemable convertible preferred stock	—	(28,521)	28,521
Net loss attributable to common stockholders	$(12,929,645)	$(9,401,935)	$(3,527,710)

Revenue

Collaboration revenue increased $625,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to our entry into a letter agreement with Actavis on March 5, 2015. Under this agreement, Actavis paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The collaboration revenue will be recorded on a straight-line basis through the expected term of the trial.

General and administrative expense

General and administrative expenses increased by $1.1 million, or 53%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, recruiting fees and market research expenditures.

Research and development expense

Research and development expenses increased by $3.0 million, or 39%, from $7.6 million for the three months ended March 31, 2014 to $10.6 million for the three months ended March 31, 2015. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2015	2014

TRV027 (external costs)	$2,121,196	$2,582,958
TRV130 (external costs)	5,134,667	1,971,881
TRV734 (external costs)	466,822	568,675
TRV250 (external costs)	228,669	368,175
Stock-based compensation	227,801	324,188
Other personnel related costs	1,995,786	1,433,796
Other research and development	424,052	383,836
	$10,598,993	$7,633,509

The increase was primarily driven by an increase of $3.2 million in clinical research expenses associated with the Phase 2a/b clinical trial of TRV130. The remaining increase was primarily driven by costs associated with increased headcount, including higher salary and bonus costs.

Change in fair value of warrant liability

We recognized a loss of $8,413 and a gain of $98,922 for the three months ended March 31, 2015 and 2014, respectively, for the change in fair value on revaluation of our warrant liability associated with our warrants outstanding. At the time of the IPO, the majority of the preferred stock warrants were net exercised into shares of common stock The remaining preferred stock warrant was converted into a common stock warrant to purchase 20,161 shares of common stock. The common stock warrant had a fair value recorded as a liability of $91,264  at March 31, 2015 as it contains a cash settlement feature upon certain strategic transactions. We will continue to adjust the liability related to this warrant for changes in fair value until the earlier of the exercise or expiration of the warrant.

Miscellaneous income

Miscellaneous income of $173,535 and $176,015 was recorded during the three months ended March 31, 2015 and 2014, respectively, due to the sale of Pennsylvania research and development tax credits.

Interest income

Interest income of $39,469 was recorded during the three months ended March 31, 2015 due to income associated with the investment of funds in marketable securities. Interest income of $6,023 was recorded during the three months ended March 31, 2014 due to income associated with the investment of funds in U.S. government securities with one month maturity terms.

Interest expense

We recorded interest expense of $70,621 during the three months ended March 31, 2015, consisting of interest related to our loans originating in September 2014.

Liquidity and Capital Resources

We incurred net losses of $12.9 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in operating activities was $6.0 million and $6.2 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had an accumulated deficit of $144.9 million, working capital of $90.4 million, cash and cash equivalents of $29.1 million and marketable securities of $71.6 million. Historically, we have financed our operations principally through private placements of preferred stock. In February 2014, we completed our IPO. In December 2014, we completed a follow-on offering of common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(6,034,638)	$(6,156,481)
Investing activities	(1,213,809)	(20,629)
Financing activities	178,783	59,556,578
Net increase (decrease) in cash and cash equivalents	$(7,069,664)	$53,379,468

Net cash used in operating activities

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2015, consisting primarily of a net loss of $12.9 million partially offset by noncash adjustments of $0.7 million and changes in operating assets and liabilities of $6.2 million. Changes in operating assets and liabilities were primarily driven by an increase of deferred revenue of $9.4 million associated with the payment received from Actavis in March 2015 partially offset by an increase in prepaid expenses and other assets of $0.8 million and a decrease in accounts payable and accrued expenses of $2.4 million.

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $9.4 million partially offset by noncash adjustments of $0.5 million and changes in operating assets and liabilities of $2.7 million. The significant factors that contributed to the change in operating assets and liabilities included increases in accounts payable and accrued expenses of $2.2 million and a decrease in prepaid expenses and other assets of $0.5 million. The decrease in prepaid expenses and other assets was primarily due to prepaid initial public offering costs incurred in 2013 partially offset by costs that were prepaid in the first quarter of 2014 in association with the startup of the Phase 2b trial for TRV027.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $1.2 million and $20,629, respectively, and in 2015 consisted primarily of investments in marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $178,783 for the three months ended March 31, 2015, which was primarily due to proceeds from exercises of common stock options.

Net cash provided by financing activities was $59.6 million for the three months ended March 31, 2014, which was primarily due to the issuance of common stock in our IPO as well as proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our ongoing Phase 2 clinical trials of TRV027 and TRV130, any future Phase 3 clinical trials of TRV130, our clinical development of TRV734, and our preclinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the sales and marketing of any future products. As a result of our 2014 IPO, we are a publicly traded company and incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

We believe that our existing cash and cash equivalents, marketable securities, the $16.5 million that we are eligible to draw in the fourth quarter of 2015 under the second tranche of our credit facility, together with interest thereon, and the $10.0 million received from Actavis in March 2015 will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2016. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these additional cash requirements, we may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. In April 2015, we entered into an at the market issuance Common Stock Sales Agreement with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price up to $40 million through Cowen as our sales agent. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

Option and License Agreements and Other Commitments

For a description of our agreement with Actavis, see “—Option and License Agreement with Actavis plc” above.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

During the three months ended March 31, 2015, we sold no shares of unregistered securities.

(b) Use of Proceeds from Sales of Registered Securities

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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
10.1+

Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 5, 2015).

10.2

Letter Agreement dated March 5, 2015 between Trevena, Inc. and Actavis plc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 10, 2015).

10.3

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 13, 2015).

10.4*	4th Amendment to Commercial Lease Agreement, dated as of January 30, 2015, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.).

10.5*+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the periods ended March 31, 2015,

formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Statement of Stockholders’ Equity as of March 31, 2015, (iv) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

*                                         Filed herewith.

+                                         Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2015

TREVENA, INC.

By:	/s/ ROBERTO CUCA
Roberto Cuca
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.4	4th Amendment to Commercial Lease Agreement, dated as of January 30, 2015, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.).

10.5+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the periods ended March 31, 2015, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Statement of Stockholders’ Equity as of March 31, 2015, (iv) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

+                                         Indicates management contract or compensatory plan.