Form 10-Q
period 2015-06-30
TREVENA INC
filed 2015-08-11
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock, $0.001 par value                                                   Shares outstanding as of August 5, 2015: 43,062,179

i

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

•                  our ability to fund our operating expenses and capital expenditure requirements with our current cash resources;

•                  the exercise by Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited) of its option to license TRV027 and, if exercised, our ability to achieve milestones under the license;

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$43,665,766	$36,205,559
Marketable securities	62,716,174	70,698,640
Prepaid expenses and other current assets	883,165	669,155
Total current assets	107,265,105	107,573,354
Property and equipment, net	609,344	553,294
Restricted cash	112,410	112,410
Total assets	$107,986,859	$108,239,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,061,369	$4,342,480
Accrued expenses and other current liabilities	1,569,315	2,578,269
Deferred revenue	7,500,000	—
Deferred rent	42,074	38,359
Total current liabilities	13,172,758	6,959,108
Loan payable, net	1,748,667	1,692,884
Capital lease, net of current portion	9,332	10,677
Deferred rent, net of current portion	260,622	281,885
Warrant liability	85,916	82,851
Other long term liabilities	29,791	8,025
Total liabilities	15,307,086	9,035,430
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 42,060,179 and 39,241,173 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	42,060	39,241
Additional paid-in capital	249,045,832	231,152,894
Accumulated deficit	(156,418,221)	(131,969,725)
Accumulated other comprehensive income (loss)	10,102	(18,782)
Total stockholders’ equity	92,679,773	99,203,628
Total liabilities and stockholders’ equity	$107,986,859	$108,239,058

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue	$1,875,000	$—	$2,500,000	$—
Total revenue	1,875,000	—	2,500,000	—
Operating expenses:
General and administrative	3,107,263	2,475,820	6,196,885	4,496,685
Research and development	10,275,470	9,031,037	20,874,463	16,664,546
Total operating expenses	13,382,733	11,506,857	27,071,348	21,161,231
Loss from operations	(11,507,733)	(11,506,857)	(24,571,348)	(21,161,231)
Other income (expense):
Change in fair value of warrant liability	5,348	(581)	(3,065)	98,341
Gain on asset disposal	2,656	—	2,656	—
Miscellaneous income	—	8,000	173,535	184,015
Interest income	53,219	3,757	92,688	9,780
Interest expense	(72,341)	—	(142,962)	—
Total other income (expense)	(11,118)	11,176	122,852	292,136
Net loss and comprehensive loss	(11,518,851)	(11,495,681)	(24,448,496)	(20,869,095)
Accretion of redeemable convertible preferred stock	—	—	—	(28,521)
Net loss attributable to common stockholders	$(11,518,851)	$(11,495,681)	$(24,448,496)	$(20,897,616)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.44)	$(0.61)	$(0.98)
Weighted average shares outstanding, basic and diluted	40,809,931	26,327,895	40,034,864	21,343,803

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (unaudited)

For the period from January 1, 2015 to June 30, 2015

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2015	39,241,173	$39,241	$231,152,894	$(131,969,725)	$(18,782)	$99,203,628
Stock-based compensation expense	—	—	1,458,108	—	—	1,458,108
Exercise of stock options	116,609	117	196,600	—	—	196,717
Net exercise of common stock warrant	2,397	2	(2)			—
Issuance of common stock, net of issuance costs	2,700,000	2,700	16,238,232	—	—	16,240,932
Unrealized gains on marketable securities	—	—	—	—	28,884	28,884

Net loss	—	—	—	(24,448,496)	—	(24,448,496)
Balance, June 30, 2015	42,060,179	$42,060	$249,045,832	$(156,418,221)	$10,102	$92,679,773

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(24,448,496)	$(20,869,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,499	142,118
Stock-based compensation	1,458,107	1,195,566
Noncash interest expense on loans	77,549	—
Amortization of bond premium in marketable securities	548,784	—
Revaluation of warrant liability	3,065	(98,341)
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	(214,010)	1,407,495
Accounts payable and accrued expenses	(1,307,695)	2,443,791
Deferred revenue	7,500,000	—
Net cash used in operating activities	(16,278,197)	(15,778,466)

Investing activities:
Purchase of property and equipment	(160,550)	(191,314)
Maturities of marketable securities	35,230,000	—
Purchases of marketable securities	(27,767,435)	—
Net cash provided by (used in) investing activities	7,302,015	(191,314)

Financing activities:
Proceeds from exercise of common stock options	196,717	88,782
Proceeds from issuance of common stock, net	16,240,932	59,534,984
Capital lease payments	(1,260)	—
Net cash provided by financing activities	16,436,389	59,623,766
Net increase in cash and cash equivalents	7,460,207	43,653,986
Cash and cash equivalents—beginning of period	36,205,559	37,965,198
Cash and cash equivalents—end of period	$43,665,766	$81,619,184

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

June 30, 2015

1. Organization and Description of the Business

Trevena, Inc. (the “Company”) is a Delaware corporation that commenced operations in December 2007. The Company is a clinical stage biopharmaceutical company that discovers, develops and intends to commercialize therapeutics that use a novel approach to target G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania.

Liquidity

At June 30, 2015, the Company had an accumulated deficit of $156.4 million and its net loss was $24.4 million and $20.9 million for the six months ended June 30, 2015 and 2014, respectively. The Company expects its cash and cash equivalents of $43.7 million and marketable securities of $62.7 million as of June 30, 2015, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2016.

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

Unaudited Interim Financial Information

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and the results of its operations, its comprehensive loss and its cash flows for the three and six months ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2015 or any future year.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. Although the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected early adoption during the first quarter of 2015 which resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to other assets and loans payable, net. The Company’s adoption of this standard did not have a significant impact on its results of operations or cash flows.  See Note 4.

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Fair Value of Financial Instruments

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments that have maturities of three months or less when acquired are considered by the Company to be cash equivalents and are valued at cost, which approximates their fair market value. The Company classifies its marketable securities as “available-for-sale”, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income/(loss) included in stockholders’ equity. There were no charges taken for other-than-temporary declines in fair value of investments during the three and six months ended June 30, 2015 and 2014.

The following tables shows the Company’s cash and available-for-sales securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or marketable securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$16,544,547	$—	$—	$16,544,547	$16,544,547	$—

Level 1 (1):
Money market funds	17,121,219	—	—	17,121,219	17,121,219	—
U.S. Treasury securities	36,184,538	17,433	(51)	36,201,920	—	36,201,920
Subtotal	53,305,757	17,433	(51)	53,323,139	17,121,219	36,201,920

Level 2 (2):
Repurchase agreements	10,000,000	—	—	10,000,000	10,000,000	—
U.S. agency securities	26,521,534	1,526	(8,806)	26,514,254	—	26,514,254
Subtotal	36,521,534	1,526	(8,806)	36,514,254	10,000,000	26,514,254

Total	$106,371,838	$18,959	$(8,857)	$106,381,940	$43,665,766	$62,716,174

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$7,141,548	$—	$—	$7,141,548	$7,141,548	$—

Level 1 (1):
Money market funds	29,064,011	—	—	29,064,011	29,064,011	—
U.S. Treasury securities	70,717,422	258	(19,040)	70,698,640	—	70,698,640
Subtotal	99,781,433	258	(19,040)	99,762,651	29,064,011	70,698,640

Total	$106,922,981	$258	$(19,040)	$106,904,199	$36,205,559	$70,698,640

(1) The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2) The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

As of June 30, 2015, the Company held $10.8 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity.

Warrant Liability

At June 30, 2015, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability of $85,916 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2014	$82,851
Changes in estimated fair value	3,065
Balance as of June 30, 2015	$85,916

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	Common stock warrant liability	Common stock warrant liability
Estimated remaining term	6.84 years	7.34 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.03%	1.99%
Fair value of underlying instrument	$6.26	$5.98
Volatility	72%	72%

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive loss.

4.  Long Term Debt

On September 19, 2014, the Company entered into a loan and security agreement with Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender, pursuant to which the lenders have agreed to lend the Company up to $35.0 million in a series of term loans. Upon entering into the agreement, the Company borrowed $2.0 million from the lenders (“Term Loan A”). On April 13, 2015, the Company and the lenders amended the agreement to change the draw period for Term Loan B. As amended, the Company may now, at its sole discretion, borrow from the lenders:

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

The term loans accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on Term Loan A on a monthly basis through and including April 1, 2016 after which consecutive equal monthly payments of principal, plus accrued interest, will be due until December 1, 2018. Both of these dates may be modified with respect to the term loans, as applicable, as follows:

•                  If the Company meets the conditions to draw Term Loan C on or before March 31, 2016, then the date until which the Company is required to make payments of interest only will be extended from April 1, 2016 to October 1, 2016.

•                  If the Company meets the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50.0 million from its existing strategic partnership and collaborative license option agreement with Allergan or another strategic partnership in form and substance satisfactory to the lenders, then the date until which consecutive equal monthly payments of principal, plus accrued interest, will be due will be extended from December 1, 2018 to September 1, 2019.

The Company has paid the lenders a facility fee of $175,000 in connection with the execution of the loan and security agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay the lenders a final payment fee equal to 6.1% of the term loans borrowed—increased from the initial 5.25% as the Company has satisfied specified conditions precedent related to the results of the Company’s completed Phase 2 bunionectomy study of TRV130—and subject to further adjustment as follows:

•                  If the Company further meets the condition to draw Term Loan C on or before March 31, 2016, then the Company will be required to pay the lenders a final payment fee equal to 6.6% of the term loans borrowed; and

•                  If the Company further meets the condition to draw Term Loan C on or before March 31, 2016, and the Company has received net cash proceeds of at least $50.0 million from its existing strategic partnership and collaborative license option agreement with Allergan or another strategic partnership in form and substance satisfactory to the lenders, then the Company will be required to pay the lenders a final payment fee equal to 7.0%.

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

In connection with entering into the loan and security agreement, the Company issued to each of Oxford, Square 1 and Three Point warrants to purchase an aggregate of 7,678 shares of the Company’s common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. The warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $5.8610, which is the average closing price of the Company’s common stock on the NASDAQ Global Market for the ten trading days prior to the effective date of the agreement. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. If the Company borrows Term Loan B and/or Term Loan C, upon the funding of such Term Loan, the Company will issue additional warrants to purchase shares of the Company’s common stock, each with a per share exercise price of $5.8610 and on substantially the same terms as those contained in the warrants. The number of warrants issued or issuable by the Company is as follows:

Entity	Shares Underlying Warrants Issued on the Effective Date	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan B	Maximum Number of Shares Underlying Warrants Issuable Assuming Full Draw of Term Loan C
Oxford	4,875	40,217	40,217
Square 1	1,950	16,087	16,087
Three Point	853	7,038	7,038

As of June 30, 2015, only Term Loan A has been issued, all of which remains outstanding as of such date. Interest expense of $32,500 and $65,000 was recorded during the three and six months ended June 30, 2015, respectively. The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of Term Loan A using the effective interest method. A total of $39,640 and $77,549 of debt discount and debt issuance costs was amortized to interest expense during the three and six months ended June 30, 2015, respectively.

The following table summarizes how the issuance of Term Loan A is reflected on the balance sheet at June 30, 2015:

June 30, 2015
Gross proceeds	$2,000,000
Debt discount	(170,805)
Debt issuance costs	(80,528)
Carrying value	$1,748,667

5. Stockholders’ Equity

Equity Offering

On May 8, 2015, the Company issued and sold 2,700,000 shares of common stock through Cowen and Company, LLC, pursuant to an at-the-market sales facility dated April 3, 2015.  The shares were sold at a weighted average price per share of $6.2503, for aggregate gross proceeds of $16.9 million. The net offering proceeds to the Company were approximately $16.2 million after deducting related expenses, including commissions of approximately $0.5 million.

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

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$350,022	$291,996	$577,823	$616,184
General and administrative	494,198	376,268	880,284	579,382
Total stock-based compensation	$844,220	$668,264	$1,458,107	$1,195,566

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2014	3,574,450	$3.75	8.06
Granted	1,331,960
Exercised	(116,609)
Forfeitures/Expirations	(126,941)
Balance, June 30, 2015	4,662,860	$4.60	8.15
Vested or expected to vest at June 30, 2015	4,506,251	$4.52
Exercisable at June 30, 2015	1,871,349	$2.76

The intrinsic value of the options exercisable as of June 30, 2015 was $7.0 million, based on the Company’s closing stock price of $6.26 per share and a weighted average exercise price of $2.76 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2015 and 2014 was estimated at $4.26 and $4.62 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.68%	1.85%
Expected term of options (in years)	6.2	6.0
Expected volatility	68.9%	75.7%
Dividend yield	0%	0%

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

•                  Estimated forfeiture rate:  The Company’s estimated annual forfeiture rate for the six months ended June 30, 2015 and 2014 stock option grants was 9% and 7%, respectively, based on the historical forfeiture experience.

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

As of June 30, 2015, there was $9.4 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.01 years.

Shares Available for Future Grant

At June 30, 2015, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2014	829,364
Authorized	1,569,646
Granted	(1,331,960)
Forfeitures/Expirations	126,941
Available at June 30, 2015	1,193,991

Shares Reserved for Future Issuance

At June 30, 2015, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	4,662,860
Shares available for future grant under 2013 Plan	1,193,991
Warrants outstanding	27,839
5,884,690

6. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which the Company granted to Allergan an exclusive option to license its product candidate, TRV027. If Allergan exercises this option, the license agreement between the Company and Allergan will become effective and Allergan will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company’s request, Allergan will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Allergan will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Allergan’s sole cost and expense.

Under the option agreement, the Company is conducting, at its expense, a Phase 2b trial of TRV027 in acute heart failure, or AHF. In March 2015, Allergan and the Company signed a letter agreement wherein Allergan agreed to pay the Company $10.0 million to fund the expansion of this ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. As part of this agreement, the Company and Allergan agreed to certain testing and analysis with respect to the study. The extended Phase 2b trial and related analysis are currently expected to be completed in the first half of 2016. Collaboration revenue will be recognized on a straight line basis over the study period. At the end of each reporting period, the Company will reassess the trial completion date and adjust the recognition period if applicable. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. Allergan may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Allergan. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Allergan has the right to renegotiate the terms of the license agreement. If Allergan exercises such right, the Company will be obligated to negotiate in good faith with Allergan for a period of time the terms of any new arrangement. If the Company and Allergan are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Allergan during the negotiations.

If Allergan does not exercise its option during the specified period, the option will expire and the license agreement will not become effective. In that case, the Company would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on its own. The Company received no consideration upon the grant of the option to Allergan. If Allergan exercises the option, the Company would receive a $65.0 million option exercise fee and could potentially receive up to $365.0 million depending upon the achievement of future development and commercial milestones. The Company also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) 10 years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

If the license agreement becomes effective, Allergan has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Allergan of any of its obligations under the license agreement, including Allergan’s obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee. Under the license, both Allergan and the Company have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Allergan is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Allergan would terminate, and Allergan would grant the Company an exclusive royalty-bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

7. Revenue

For the three and six months ended June 30, 2015, the Company recognized collaboration revenue of $1.9 million and $2.5 million, respectively, related to its March 2015 letter agreement with Allergan. The terms of this agreement contain multiple deliverables which include (i) research and development activities and (ii) testing and analysis related to the ongoing Phase 2b trial of TRV027 in exchange for a nonrefundable upfront fee of $10.0 million. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.

For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB’s Accounting Standards Update  No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which provides guidance for separating and allocating consideration in a multiple element arrangement.  Deliverables under the arrangement are separate units of accounting if the delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgement in determining whether a deliverable is a separate unit of accounting.

In determining the separate units of accounting, the Company evaluates whether the components have standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangements. Whenever the Company determines that an element is delivered over a period of time, revenue is recognized using either a proportional performance model, if a pattern of performance can be determined, or a straight-line model over the period of performance, which is typically the research and development term.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss and comprehensive loss	$(11,518,851)	$(11,495,681)	$(24,448,496)	$(20,869,095)
Accretion of redeemable convertible preferred stock	—	—	—	(28,521)
Net loss attributable to common stockholders	$(11,518,851)	$(11,495,681)	$(24,448,496)	$(20,897,616)
Weighted average common shares outstanding	40,809,931	26,327,895	40,034,864	21,343,803
Net loss per share of common stock—basic and diluted	$(0.28)	$(0.44)	$(0.61)	$(0.98)

The following outstanding securities at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2015	2014
Options outstanding	4,662,860	3,577,641
Warrants	27,839	22,580
Total	4,690,699	3,600,221

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

Using our proprietary discovery platform, we have identified and are developing the following four differentiated product candidates:

•                  TRV130:  We are developing TRV130 as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. We recently completed enrollment in a second Phase 2 trial of TRV130 with the goal of evaluating analgesic efficacy following soft-tissue surgery and exploring TRV130’s safety and tolerability profile benchmarked to morphine. We expect to report data from this trial in September of 2015. In November 2014, we announced top-line data from our Phase 2a/b clinical trial of TRV130 in postoperative pain following bunionectomy surgery. At doses of 2 mg and 3 mg of TRV130 administered every three hours, the bunionectomy trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for TRV130. The 3 mg dose of TRV130 also showed statistically superior analgesic efficacy over the 48-hour trial period compared to 4 mg of morphine administered every four hours. There were no serious adverse events reported in the trial, which we believe suggests that these levels of pain relief can be achieved safely. Based on the data from the Phase 2a/b bunionectomy study, we have begun preparations for Phase 3. We expect to initiate Phase 3 clinical development of TRV130 in the first quarter of 2016. We hold a U.S. patent (U.S. Patent No. 8,835,488)  covering the composition of matter and methods of use for TRV130. We have retained all worldwide development and commercialization rights to TRV130, and plan to commercialize it for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

•                  TRV734:  We are developing TRV734 as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. We have completed both a Phase 1 single ascending dose clinical trial and a Phase 1 multiple ascending dose clinical study and reported positive results from these studies in June 2014 and February 2015, respectively. We expect to release data from a pharmacokinetic study of various formulations of TRV734 later this year. The U.S. patent covering the composition of matter and methods of use for TRV734 was issued in June 2015 (U.S. Patent No. 9,044,469), and we hold all worldwide development and commercialization rights to this asset.

•                  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. In January 2015, we conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board (DSMB) and the BLAST-AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 to placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Allergan plc, or Allergan, which holds an exclusive option to license TRV027, has fully funded this expansion of the study via a $10.0 million payment to us to defray the external and internal costs of increasing the study sample size. As a result of the increased target enrollment, we now expect to release top-line data in the second quarter of 2016.

•                  TRV250: We are developing TRV250, a G protein biased ligand targeting the delta receptor, as a potential first-in-class mechanism for the treatment of migraine.  TRV250 also may have utility in a range of other central nervous system indications, and based on target selectivity it is not expected to have the addiction liability of mu opioid drugs like morphine or oxycodone.  We have initiated preclinical development activities to support our submission of an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in 2016.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2015, we had an accumulated deficit of $156.4 million. Our net loss was $24.4 million and $20.9 million for the six months ended June 30, 2015 and 2014, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize TRV027, TRV130, TRV734 or TRV250.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Square 1 Bank, of which we have drawn $2.0 million as of June 30, 2015. The facility also provides for up to two additional term loan tranches of $16.5 million each. Based on the top-line results of the Phase 2a/b clinical trial of TRV130 announced in November 2014, we have met the conditions to draw the $16.5 million second tranche under the credit facility and may draw this between October 1, 2015 and December 31, 2015. We may opt to draw the third term loan tranche if we receive positive data from the Phase 2 clinical trial of TRV027 before March 31, 2016.

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

Option and License Agreements with Allergan plc

On May 3, 2013, we entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which we granted to Allergan an exclusive option to license our product candidate, TRV027. If Allergan exercises this option, the license agreement will become effective and Allergan will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Allergan will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Allergan’s expense. At our request, Allergan will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but Allergan has no obligation to grant us such right.

Under the option agreement, we will conduct, at our expense, a Phase 2b clinical trial of TRV027 in AHF. Allergan may exercise its option at any time during the Phase 2b clinical trial or during a specified time period after we deliver the data from the Phase 2b clinical trial to Allergan. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b clinical trial of TRV027, Allergan has the right to renegotiate the terms of the license agreement. If Allergan exercises such right, we will be obligated to negotiate in good faith with Allergan for a period of time the terms of any new arrangement. If we and Allergan are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed by either us or Allergan during the negotiations. If Allergan does not exercise its option during the specified period, the option will expire and the license agreement will not become effective. In that case, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on our own.

We received no consideration upon the grant of the option to Allergan. In March 2015, Allergan and we signed a letter agreement wherein Allergan agreed to pay $10.0 million to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue will be recorded on a straight-line basis through the expected term of the trial. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Allergan exercises the option, we would receive a $65.0 million option exercise fee and could potentially receive up to $365.0 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to specified deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

If the license agreement becomes effective, Allergan has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not relieve Allergan of any of its obligations under the license agreement, including

Allergan’s obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee. Under the license, both we and Allergan have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Allergan is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Allergan would terminate, and Allergan would grant to us an exclusive royalty-bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

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

Borrowings accrue interest at a fixed rate of 6.50% per annum. We are required to make payments of interest only on borrowings under this agreement on a monthly basis through and including April 1, 2016, which we refer to as the interest only termination date—extended from October 1, 2015, since we have satisfied specified conditions precedent related to the results of our recently concluded Phase 2 bunionectomy study of TRV130—after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on December 1, 2018. Both the interest only termination date and the maturity date may be further modified as follows if we meet the conditions related to the Phase 2b trial of TRV027 by March 31, 2016:

•                  the interest only termination date will be extended until October 1, 2016, and

•                  the maturity date will be extended to September 1, 2019 if we have received net cash proceeds of at least $50.0 million from our existing option and license with Allergan or another strategic partnership satisfactory to the lenders.

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

Components of Operating Results

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, Allergan and we signed a letter agreement wherein Allergan agreed to pay us $10.0 million to fund the expansion of an ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and will be recognized on a straight-line basis through the expected term of the trial.

We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services.

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

Other Income (Expense)

A warrant to purchase up to 20,161 shares of the Company’s common stock is outstanding with a fair value recorded as a liability of $85,916 at June 30, 2015, as it contains a cash settlement feature upon certain strategic transactions. The change in the fair value of the warrant liability is estimated using the Black-Scholes option pricing model and adjustments are recorded in the Statements of Operations.

Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Interest expense consists of interest related to our outstanding loan.

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. Although the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We elected early adoption during the first quarter of 2015 that resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to other assets and loans payable, net. Our adoption of this standard did not have a significant impact on our results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard is not expected to have a material impact on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce reporting requirements for an “emerging growth company.” As an emerging growth company, we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue:
Collaboration revenue	$1,875,000	$—	$1,875,000	$2,500,000	$—	$2,500,000
Total revenue	1,875,000	—	1,875,000	2,500,000	—	2,500,000
Operating expenses:
General and administrative	3,107,263	2,475,820	631,443	6,196,885	4,496,685	1,700,200
Research and development	10,275,470	9,031,037	1,244,433	20,874,463	16,664,546	4,209,917
Total operating expenses	13,382,733	11,506,857	1,875,876	27,071,348	21,161,231	5,910,117
Loss from operations	(11,507,733)	(11,506,857)	(876)	(24,571,348)	(21,161,231)	(3,410,117)
Other income (expense):
Change in fair value of warrant liability	5,348	(581)	5,929	(3,065)	98,341	(101,406)
Gain on asset disposal	2,656	—	2,656	2,656	—	2,656
Miscellaneous income	—	8,000	(8,000)	173,535	184,015	(10,480)
Interest income	53,219	3,757	49,462	92,688	9,780	82,908
Interest expense	(72,341)	—	(72,341)	(142,962)	—	(142,962)
Total other income (expense)	(11,118)	11,176	(22,294)	122,852	292,136	(169,284)
Net loss and comprehensive loss	(11,518,851)	(11,495,681)	(23,170)	(24,448,496)	(20,869,095)	(3,579,401)
Accretion of preferred stock	—	—	—	—	(28,521)	28,521
Net loss attributable to common stockholders	$(11,518,851)	$(11,495,681)	$(23,170)	$(24,448,496)	$(20,897,616)	$(3,550,880)

Revenue

Collaboration revenue increased $1.9 million and $2.5 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to our entry into a letter agreement with Allergan on March 5, 2015. Under this agreement, Allergan paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue will be recognized on a straight-line basis through the expected term of the trial.

General and administrative expense

General and administrative expenses increased by $0.6 million, or 26%, and $1.7 million, or 38%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, recruiting fees and market research expenditures.

Research and development expense

Research and development expenses increased by $1.2 million, or 14%, and $4.2 million, or 25%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TRV027 (external costs)	$1,906,015	$2,658,978	$4,027,211	$5,241,936
TRV130 (external costs)	4,735,144	2,925,783	9,869,811	4,897,664
Stock-based compensation	350,022	291,996	577,823	616,184
Other personnel-related costs	1,894,065	1,293,138	3,889,851	2,726,934
Other research and development	1,390,224	1,861,142	2,509,767	3,181,828
	$10,275,470	$9,031,037	$20,874,463	$16,664,546

The increases were primarily driven by increases of $1.8 million and $5.0 million for the three and six months ended June 30, 2015, respectively, in expenses associated with clinical trials of TRV130 as well as increases in salaries and related costs associated with additional headcount partially offset by decreases in expenses associated with the Phase 2b clinical trial of TRV027.

Interest income

Interest income for the periods presented reflects interest income earned on balances in cash and cash equivalents and marketable securities.

Interest expense

We recorded interest expense of $72,341 and $142,962 during the three and six months ended June 30, 2015, consisting of cash paid and non-cash interest expense related to our loan originating in September 2014.

Liquidity and Capital Resources

We incurred net losses of $24.4 million and $20.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in operating activities was $16.3 million and $15.8 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had an accumulated deficit of $156.4 million, working capital of $94.1 million, cash and cash equivalents of $43.7 million and marketable securities of $62.7 million. Historically, we financed our operations principally through private placements of preferred stock. In February 2014, we completed our IPO, in December 2014 we completed a underwritten follow-on offering of common stock, and in May 2015 we sold shares of common stock through Cowen and Company, LLC, pursuant to an at-the-market sales facility (see “— Operating and Capital Expenditure Requirements” below).

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(16,278,197)	$(15,778,466)
Investing activities	7,302,015	(191,314)
Financing activities	16,436,389	59,623,766
Net increase in cash and cash equivalents	$7,460,207	$43,653,986

Net cash used in operating activities

Net cash used in operating activities was $16.3 million for the six months ended June 30, 2015, consisting primarily of a net loss of $24.4 million partially offset by noncash adjustments of $2.2 million and changes in operating assets and liabilities of $6.0 million. Changes in operating assets and liabilities were primarily driven by an increase of deferred revenue of $7.5 million associated with the payment received from Allergan in March 2015 partially offset by an increase in prepaid expenses and other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $1.3 million.

Net cash used in operating activities was $15.8 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $20.9 million partially offset by noncash adjustments of $1.2 million and changes in operating assets and liabilities of $3.9 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. The significant factors that contributed to the change in operating assets and liabilities included a decrease in prepaid expenses and other assets of $1.4 million and an increase in accounts payable and accrued expenses of $2.4 million. The decrease in prepaid expenses and other assets was primarily due to prepaid initial public offering costs incurred in 2013 partially offset by costs that were prepaid in 2014 in association with the startup of the Phase 2b trial for TRV027 and Phase 2a/b study for TRV130. The increase in accounts payable and accrued expenses was primarily due to the timing of our payment of costs related to ongoing development of our product candidates.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $7.3 million and consisted primarily of maturities of investments in marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $16.4 million for the six months ended June 30, 2015, which was primarily due to net proceeds of $16.2 million from  the sale of common stock through Cowen and Company, LLC, pursuant to an at-the-market sales facility.

Net cash provided by financing activities was $59.6 million for the six months ended June 30, 2014, which was primarily due to net proceeds from the issuance of common stock in our initial public offering.

Both periods presented also include proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our ongoing Phase 2 clinical trial of TRV027, prepare for and launch future Phase 3 clinical trials of TRV130, and continue clinical and preclinical development of TRV734 and TRV250, respectively. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the sales and marketing of any future products.

We believe that our cash and cash equivalents and marketable securities as of June 30, 2015, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations in 2017 and beyond. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders.  In April 2015, we filed a $150 million shelf registration statement that includes a $40 million at the market (“ATM”) sales facility with Cowen and Company, LLC, or Cowen, acting as our sales agent.  In May 2015, we sold 2.7 million shares of our common stock under the ATM facility, generating net proceeds of $16.2 million. We may offer and sell additional shares of our common stock through Cowen in the future, pursuant to the sales agreement. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

In addition to potential equity and convertible financings, we have the option during the fourth quarter of 2015 to draw $16.5 million under our existing loan and security agreement with Oxford Finance LLC and Square 1 Bank, since we have satisfied specified conditions precedent related to the results of our Phase 2 bunionectomy trial of TRV130.  Subject to the satisfaction of specified conditions related to the results of our Phase 2b clinical trial of TRV027 on or before March 31, 2016, we also will have the option to draw an additional $16.5 million under this loan and security agreement.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•                  the progress, timing and results of the Phase 2 clinical programs for TRV130 and TRV027;

•                  whether Allergan exercises its option to license TRV027;

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

Option and License Agreements and Other Commitments

For a description of our agreement with Allergan, see “—Option and License Agreement with Allergan plc” above.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for full detail. We have not made any significant changes to our critical accounting policies during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

During the six months ended June 30, 2015, we have not sold any shares of unregistered securities.

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
10.1

Common Stock Sales Agreement, dated April 3, 2015, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 3, 2015).

10.2

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 13, 2015).

10.3+

Amendment to Executive Employment Agreement dated as of May 4, 2015 by and between Trevena, Inc. and Maxine Gowen, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 5, 2015).

10.4+

Omnibus Amendment to Executive Employment Agreements dated as of May 4, 2015 by and between Trevena, Inc. and each of Roberto Cuca, Michael Lark, John M. Limongelli and David Soergel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 5, 2015).

10.5+

Executive Employment Agreement dated as of May 4, 2015 by and between Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 5, 2015).

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2015, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Statement of Stockholders’ Equity as of June 30, 2015, (iv) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

*                                         Filed herewith.

+                                         Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2015

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

101

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2015, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Statement of Stockholders’ Equity as of June 30, 2015, (iv) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

+                                         Indicates management contract or compensatory plan.