Form 10-K
period 2015-12-31
TREVENA INC
filed 2016-03-09
CIK 1429560

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $144.6 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2015. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2015.

           The number of shares of the registrant's Common Stock outstanding as of March 3, 2016 was 52,169,958.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

           As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was $144.6 million, which qualifies the registrant as an accelerated filer for purposes of determining the filing date for this Annual Report on Form 10-K. However, under the Securities and Exchange Commission's transition rules, the registrant simultaneously retains its status as a smaller reporting company for fiscal year 2015, and it has elected in this Annual Report on Form 10-K to take advantage of the scaled disclosure rules for smaller reporting companies.

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

  •
  the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

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

ii

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

        Using our proprietary product platform, we have identified and are developing the following three differentiated product candidates:

  •
  Oliceridine (TRV130):  We are developing oliceridine as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. In January 2016, we initiated the Phase 3 clinical program for this compound with the enrollment of patients in an open label study to evaluate the safety and tolerability of oliceridine in patients with acute moderate-to-severe pain in a variety of clinical settings. We expect to initiate the pivotal Phase 3 studies for oliceridine in the second quarter of 2016 following our End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA. We have retained all worldwide development and commercialization rights to oliceridine, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval. In December 2015 and February 2016, we announced the FDA grant of Fast Track and Breakthrough Therapy designation, respectively, to oliceridine for the management of moderate-to-severe acute pain.

  •
  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. Enrollment in this 620-patient study is complete and we expect to release top-line data in the second quarter of 2016. Allergan plc, or Allergan, holds an exclusive option to license TRV027, exercisable at any time through a specified time period after we deliver the data from the BLAST-AHF study to Allergan.

  •
  TRV250:  We are developing TRV250, a G protein biased ligand targeting the delta receptor, as a compound with potential first-in-class mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications, and based on target selectivity it is not expected to have the addiction liability of µ opioid drugs like morphine or oxycodone. We have initiated preclinical development activities to support our anticipated submission of an investigational new drug application, or IND, to the FDA in the second half of 2016.

        In addition to the above three product candidates, we identified and have completed the Phase 1 program for TRV734, an orally administered clinical compound expected to be used for first-line treatment of moderate to severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

Our Pipeline

CNS Portfolio

Oliceridine (TRV130)

        Oliceridine (TRV130) is a novel µ-receptor G protein Pathway Selective or µ-GPS modulator that activates G protein, which is associated with analgesia, with low b-arrestin recruitment, which is associated with limiting opioid analgesia and with promoting opioid-induced respiratory depression and constipation. We are developing oliceridine as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred.

Disease and treatment options

        According to 2014 data from IMS Health, there were approximately 50 million hospital inpatient stays and outpatient visits during which reimbursement claims for injectable opioids were made. In terms of the total potential market opportunity, the World Health Organization estimates that over 230 million major surgical procedures are performed each year worldwide. The Centers for Disease Control and Prevention, or CDC, estimates that 100 million surgical and invasive diagnostic procedures occur annually in the United States and based on market research, we believe that more than 30 million hospital inpatient surgeries are performed collectively in France, Germany, the United Kingdom, Italy and Spain each year. Accordingly, if approved, we believe that there is a large potential commercial opportunity for oliceridine in the management of both surgical and medical acute pain.

        The typical treatment paradigm in developed markets for the management of moderate-to-severe acute pain is to initiate injectable or IV pain medication in the preoperative or immediate postoperative period to provide rapid and effective pain relief. As soon as it is safe and practical, a transition typically is made to oral pain medications. Conventional opioid analgesics such as morphine, fentanyl and hydromorphone are mainstays of pain management in the immediate postoperative period. Despite the development and adoption of guidelines for the management of postoperative pain and the extensive use of current treatments, significant unmet need remains. In a 2012 survey of 300 surgical patients in the United States, over 80% of patients reported postoperative pain after the first analgesic medication had been administered, and 40% of this pain was reported to be moderate or severe. In addition, the effectiveness of conventional opioid agonists is limited because of severe side effects such as respiratory depression, nausea, vomiting, and constipation. Injectable non-opioid analgesics are often used to supplement IV opioids for post-surgical pain management; however, these drugs, such as

IV non-steroidal anti-inflammatory drugs, or NSAIDs, IV acetaminophen or local anesthetics such as bupivacaine, have potential cardiovascular, hepatic and gastrointestinal side effects. None of these non-opioid analgesic approaches has displaced the use of opioid analgesics as the cornerstone of IV therapy for acute moderate to severe pain. We believe that there remains significant unmet need for a more effective analgesic agent with an improved safety and tolerability profile for the management of moderate-to-severe acute pain.

Key differentiating attributes of oliceridine

        We believe that oliceridine may offer several potential advantages over conventional IV opioid treatments for moderate-to-severe acute pain. Phase 2 data in post-surgical pain, Phase 1 data in experimental pain, and preclinical data all suggest that oliceridine may be able to rapidly and safely achieve superior pain relief with similar tolerability, or similar levels of pain relief with improved safety and tolerability—depending on the dose administered—compared to standard intravenous morphine use. If this profile is confirmed in further clinical trials, we believe that oliceridine may offer best-in-class analgesic efficacy, safety and tolerability, which could position it for broad use in moderate to severe acute surgical and medical pain states.

Clinical development strategy and experience

        In January 2016 we initiated the Phase 3 clinical program for oliceridine with the enrollment of patients in the ATHENA-1 study. ATHENA-1 is a Phase 3 open label, multicenter study evaluating the safety and tolerability of oliceridine in approximately 900 patients. The study will enroll eligible patients with moderate to severe pain caused by medical conditions or surgery. Patients will be treated with oliceridine on an as-needed basis via IV bolus, patient-controlled analgesia, or PCA, administration, or both, as determined by the investigator. The primary objective is to assess the safety and tolerability of oliceridine. Pain intensity will be measured as a secondary endpoint.

        We expect to discuss our Phase 3 plans with the FDA at an End of Phase 2, or EoP2, meeting, which is scheduled to occur in the first quarter of 2016. At the EoP2 meeting, we will discuss the design and conduct of two adequate and well-controlled clinical studies—one in patients after bunionectomy surgery, and one in patients after abdominoplasty surgery—in which we expect a total of between 300 and 600 patients to be exposed to oliceridine. We expect to begin these studies in the second quarter of 2016. Based on recent draft guidance from the FDA on the development of analgesic drug products, we believe that these two studies, plus additional Phase 3 studies in which approximately 600 to 900 additional patients would be exposed to oliceridine will be sufficient for the FDA to review a new drug application, or NDA, for oliceridine. Assuming FDA's concurrence with these plans, we expect that top-line data from the pivotal trials will be available in the first quarter of 2017. If these trials are successful, we expect to submit an NDA for oliceridine to the FDA in the second half of 2017.

        In December 2015, the FDA granted Fast Track designation to oliceridine for the management of moderate-to-severe acute pain. The Fast Track program is designed to facilitate the development and review of drugs intended to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. In February 2016, the FDA granted Breakthrough Therapy designation to oliceridine for the management of moderate-to-severe acute pain. Breakthrough Therapy designation is granted by the FDA to new therapies intended to treat serious conditions, and for which preliminary clinical evidence indicates that the drug may demonstrate substantial clinical improvement over available therapies. Breakthrough Therapy designation provides all the benefits of the Fast Track program, as well as more intensive FDA guidance on preparing an efficient drug development program and eligibility for rolling review and priority review.

        We plan to initially target oliceridine for the management of moderate-to-severe acute pain where IV administration is preferred. In the future, we also may explore other dosage forms, such as transmucosal or transdermal administration for breakthrough or chronic pain, respectively, in additional separate trials.

  Phase 2b trial of oliceridine in acute postoperative pain following abdominoplasty

        The aim of our Phase 2b clinical trial was to evaluate oliceridine's efficacy, safety and tolerability in the management of postoperative pain using morphine as a benchmark, utilizing on-demand dosing to reflect standard clinical practice. This Phase 2b trial was a randomized, double-blind, placebo- and active-controlled trial of oliceridine in which we enrolled 200 patients with moderate to severe acute postoperative pain after abdominoplasty surgery. Two regimens of oliceridine were tested: the first consisted of a 1.5 mg intravenous loading dose with 0.1 mg self-administered on-demand doses as often as every six minutes using a PCA device; the second consisted of a 1.5 mg loading dose with 0.35 mg on-demand doses as often as every six minutes using a PCA device. A commonly used morphine PCA regimen also was tested, consisting of a 4 mg loading dose with 1 mg on-demand doses as often as every six minutes. Placebo was administered as a loading dose and on-demand doses were volume-matched to the active regimens. Rescue medication consisting of ibuprofen or oxycodone was used in all groups.

        In August 2015, we reported top-line results from this trial. Oliceridine demonstrated statistically significant pain reduction compared to placebo and comparable efficacy to morphine. Oliceridine provided rapid reduction in average pain scores, consistent with the previous Phase 2 trial where oliceridine showed more rapid onset of meaningful pain relief than morphine. Rescue analgesic use was similar for both oliceridine and morphine, and less than half the rate of rescue analgesic use for placebo. In this study, the oliceridine groups had a significantly lower prevalence (percentage of patients) of hypoventilation events (a measure of respiratory safety), nausea, and vomiting than the morphine group. The most frequently reported adverse events, or AEs, associated with oliceridine were nausea, vomiting, hypoventilation and headache. Opioid-related AEs were generally less frequent in the oliceridine groups compared to morphine. No drug-related serious adverse events were reported in the study.

  Phase 2a/b trial of oliceridine in acute postoperative pain following bunionectomy

        The aim of our Phase 2a/b clinical trial was to evaluate oliceridine's efficacy and tolerability in the management of postoperative pain using morphine as a benchmark, using fixed dose and dose interval to characterize the performance of oliceridine. The trial was a multicenter, randomized, double-blind, placebo- and active-controlled, multiple dose, adaptive trial in 333 women and men undergoing a primary unilateral first-metatarsal bunionectomy surgery at four sites in the United States. Patients were randomized after surgery to receive oliceridine, morphine or placebo to manage their pain. Pain intensity was measured using validated numeric rating scales ranging from ten (most severe pain) to zero (no pain) at multiple time points up to 48 hours. Based on these scales, analgesic efficacy was assessed with a time-weighted average change in pain score over 48 hours—a well-established measure of changes in the intensity of pain over time and an FDA-recommended endpoint for pain studies.

        In November 2014, we announced top-line data from this trial. At doses of 2 mg and 3 mg of oliceridine administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for oliceridine. Over the 48-hour trial period, the 3 mg dose of oliceridine administered every three hours also showed statistically superior analgesic efficacy compared to the 4 mg dose of morphine administered every four hours. Additionally, in the first three hours of dosing, when pain was most severe, the 1 mg, 2 mg and 3 mg doses of oliceridine demonstrated superior analgesic efficacy in the trial compared to placebo, and the 2 mg and 3 mg doses of oliceridine demonstrated superior analgesic efficacy compared to the 4 mg dose of morphine.

        There were no serious adverse events reported in the trial. Both the 2 mg and 3 mg doses of oliceridine showed overall tolerability over the 48-hour trial period similar to that of the 4 mg dose of morphine administered every four hours. The most frequently reported adverse events associated with oliceridine were dizziness, headache, somnolence, nausea, vomiting, flushing and itching. Adverse effects were generally dose-related.

  Phase 1 clinical studies of oliceridine

        We have completed a number of Phase 1 clinical studies of oliceridine in more than 170 healthy subjects. These included two single ascending dose studies of oliceridine given as a 60 minute continuous infusion or a 2 minute bolus infusion that showed dose-related increases in plasma exposure and pupil constriction, a biomarker for CNS opioid activity across a range of doses that were generally well tolerated. Because in vitro data suggest that oliceridine is metabolized by at least two liver enzymes, CYP2D6 and CYP3A4, we assessed oliceridine pharmacokinetics, pharmacodynamics, safety and tolerability in CYP2D6 "poor metabolizer" healthy volunteers with little to no CYP2D6 activity. This study showed that oliceridine clearance was reduced by approximately 50% in the poor metabolizers suggesting that a lower frequency of dosing may be required to offer effective pain relief.

        In 2013, we completed a Phase 1b proof of concept exploratory trial in healthy male subjects. The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of a single dose of oliceridine as compared to a single 10 mg dose of morphine. We used a well-established evoked-pain model, the cold pain test, to evaluate the analgesic effects of oliceridine by measuring the time to hand removal, or latency, from a temperature-controlled cold water bath. At both the 3.0 mg and 4.5 mg doses, oliceridine showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p-value of less than 0.05 at the ten and 30 minute time points after dosing. The durability of the analgesic effect was similar to morphine. In addition, the time to peak effect was more rapid than that for morphine. Overall, oliceridine was well tolerated in the trial. Subjects receiving oliceridine showed less severe nausea and less frequent vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. Oliceridine also showed less respiratory depression compared to morphine over 4 hours.

        In October 2014, we completed an adaptive, multiple ascending dose study of oliceridine in more than 50 healthy subjects. The safety, tolerability, pharmacokinetics and pharmacodynamics results of this study were consistent with the earlier Phase 1 studies described above. We also have successfully completed two Phase 1 studies of oliceridine, an absorption, distribution, metabolism, and excretion study and a QTc interval study.

Commercialization

        We intend to build hospital commercial capabilities in the United States and retain full U.S. rights to oliceridine. We expect to seek collaborators to commercialize oliceridine outside the United States to offset risk and preserve capital.

Manufacturing

        We have completed process development of the active pharmaceutical ingredient, or API, and have manufactured two batches at small scale under proposed commercial good manufacturing practices, or cGMP conditions. We also have completed the drug product process development and have manufactured one batch of drug product at small scale under proposed commercial cGMP conditions. Additional cGMP batches are in-process or planned to support the Phase 3 clinical program. Both API and drug product are manufactured by a single third party contract manufacturing vendor. The selection and qualification of second source contract manufacturing vendors for both API and drug product is currently underway.

Competition

        If oliceridine is approved for IV management of moderate to severe acute pain, it will compete with widely used, currently marketed IV generic opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation and post-operative ileus. Oliceridine also may compete against, or be used in combination with, OFIRMEV®, marketed by Mallinckrodt plc, with EXPAREL®, marketed by Pacira Pharmaceuticals, Inc., DYLOJECT™, marketed by Pfizer Inc., and IONSYS® marketed by The Medicines Company. Together with generic versions of NSAIDs such as ketorolac and diclofenac, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate to severe acute pain.

        We are aware of a number of products in development that are aimed at improving the treatment of moderate to severe, acute pain. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand-held dispensers. Durect Corporation and Heron Therapeutics both have proprietary long-acting reformulations of bupivacaine in development. Recro Pharmaceuticals is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing an IV and oral peripherally restricted k-opioid receptor agonist, which has been administered in combination with µ-opioids in clinical trials.

Intellectual property

        Our oliceridine patent portfolio is wholly owned by us. The portfolio includes one issued U.S. patent (U.S. Patent No. 8,835,488), which claims among other things, oliceridine, compositions comprising oliceridine and methods of using oliceridine. The portfolio also includes one U.S. patent application claiming oliceridine, other compounds and/or methods of making or using the same. The issued patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. A related Patent Cooperation Treaty, or PCT, application was filed and national patent applications have been filed in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, Hong Kong and New Zealand. Any patents resulting from these national patent applications, if issued, are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV250

        TRV250 is a small molecule G protein biased ligand of the d-opioid receptor in preclinical development. Based on the profile of TRV250, we believe it has the potential to be a first-in-class drug for the treatment of migraine. According to Decision Resources, a healthcare consulting company, the acute episodic migraine market encompassed approximately 12 million drug-treated patients in 2013 in the United States, representing approximately $2.2 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to or cannot tolerate the market-leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

        We believe our preclinical data support targeting the d-opioid receptor for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. By contrast, TRV250 is a potent d-opioid receptor ligand that displayed strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability through selectively activating G protein coupling without engaging b-arrestin. These in vivo data are further supported by data for d-agonists in b-arrestin knockout mice suggesting that b-arrestin plays a role in seizures. We are continuing preclinical work on TRV250 with the goal of submitting an IND to the FDA in the second half of 2016. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise outside the United States. Phase 1 clinical trials could include electroencephalogram studies to specifically assess seizure liability.

        We have four provisional patent applications directed to compounds that modulate the d-opioid receptor. Three of the applications are solely owned by us and one is co-owned by us and Ligand Pharmaceuticals Incorporated, or Ligand. We have an exclusive worldwide, paid up, royalty-free license to any compound or method of use in the field of pharmaceuticals disclosed in the Ligand co-owned application. We expect that any compound that modulates the d-opioid receptor we choose to pursue under our development program would be covered by the applications solely owned by us. These applications are eligible for worldwide filing and may be used to establish non-provisional and national phase applications that, if issued, are predicted to expire no earlier than 2036, subject to any disclaimers or extensions.

TRV734

        TRV734 is a small molecule µ-GPS that we discovered and have developed through Phase 1 as a first-line, orally administered compound for the treatment of moderate to severe acute and chronic pain. Like oliceridine, TRV734 takes advantage of a well-established mechanism of pain relief by targeting the µ-opioid receptor, but does so with enhanced selectivity for the G protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the b-arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

        TRV734 has shown a similar profile to oliceridine in in vitro and in vivo studies. It is highly selective for the µ-opioid receptor where, like the most powerful opioid analgesics, it is a strong agonist of G protein coupling. TRV734 is distinct from those analgesics in its very weak recruitment of b-arrestins to the µ-opioid receptor. In our preclinical studies, TRV734 showed analgesic effects in preclinical pain models similar to oxycodone and morphine. In the same studies, TRV734 caused less constipation compared to equivalently analgesic doses of oxycodone and morphine. TRV734 is active after oral administration in mice and rats, has high oral bioavailability and has been well tolerated in non-human primates.

        We have completed three Phase 1 trials of TRV734 in healthy volunteers, including a single ascending dose study, a multiple ascending dose study, and a pharmacokinetic study. In these studies, a total of 127 healthy volunteers were exposed to TRV734 at doses between 2 mg and 250 mg. We incorporated measures to assess the potential for analgesic efficacy and tolerability advantages in these studies. Based on these data and data for oliceridine, we believe that TRV734 may offer an improved efficacy profile as compared to current opioid therapies or equivalent efficacy with an improved gastrointestinal, or GI, tolerability and respiratory safety profile.

        Our TRV734 patent portfolio is wholly owned by us and includes one issued U.S. patent (U.S. Patent No, 9,044,469) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. A related PCT application was filed and national patent applications have been filed in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, Hong Kong and New Zealand. Any patents resulting from these national patent applications, if issued, are predicted to expire no earlier than 2032, subject to any disclaimers or extensions.

Cardiovascular Program

TRV027

        TRV027 is a peptide b-arrestin biased ligand that targets the angiotensin II type 1 receptor (AT1R), inhibiting angiotensin II-mediated G protein signaling and activating b-arrestin signaling. We are developing TRV027 for the treatment of AHF in combination with standard diuretic therapy. In our Phase 2a clinical trial TRV027 rapidly reduced blood pressure and preserved renal, or kidney, function while preserving cardiac performance in advanced chronic heart failure patients. We have completed enrollment of a 620-patient Phase 2b clinical trial (BLAST-AHF) to evaluate the safety and efficacy of TRV027 in AHF and expect to announce top-line results of this trial in the second quarter of 2016. If our clinical development of TRV027 is successful and the product ultimately is approved by regulatory authorities we believe TRV027 would be used as a first-line in-hospital AHF treatment. We also believe TRV027 could improve AHF symptoms, shorten length of hospital stay and potentially lower readmission rates and mortality rates after hospital discharge. U.S. patents covering the composition of matter and method of use of TRV027 have issued and are expected to expire no earlier than 2031 and 2029, respectively.

Disease and treatment options

        There are over 20 million people living with heart failure in the United States and Europe, according to the American Heart Association and the European Society of Cardiology. AHF, also sometimes referred to as acute decompensated heart failure, is heart failure requiring hospitalization. AHF patients present with fluid overload and severe dyspnea, a serious shortness of breath sometimes described as "drowning" leading to an inability to perform simple functions such as standing and walking short distances. AHF can also lead to organ disfuncation, including the kidneys and heart. Most patients experiencing an AHF event have a worsening of existing chronic heart failure, although an estimated 15%-20% of AHF hospitalizations represent new diagnoses of heart failure.

        According to the most recent National Hospital Discharge Survey data, in the United States there were over 5 million hospital discharges in 2010 where heart failure was listed as a component of the diagnosis, over 1 million of which listed heart failure as the primary diagnosis. Based on national hospital discharge statistics from the United States and Europe, we estimate approximately 2.6 million patients were hospitalized with a primary heart failure diagnosis in 2010. Despite long hospital stays, up to 50% of AHF patients remain symptomatic on discharge according to data from ADHERE, a national U.S. AHF registry. and the risk of readmission is 25% after 30 days. The one-year mortality rate for acute heart failure patients is approximately 30%. Combined, these poor outcomes result in a substantial burden to the healthcare system. In 2012, the American Heart Association estimated the annual direct medical cost of treating heart failure in the United States to be almost $21 billion.

        The current approach to treating patients with AHF involves facilitating the excretion of accumulated fluid with loop diuretics like furosemide; improving hemodynamics by reducing preload and afterload blood pressure with vasodilators like nitroglycerin; and directly stimulating the heart to contract more forcefully with inotropes like dobutamine. None of these approaches has been shown to greatly improve patient outcomes in AHF, and each therapy has specific adverse effects that limit its clinical utility.

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

Clinical development strategy and experience

        The BLAST-AHF Phase 2b clinical trial to evaluate the safety and efficacy of TRV027 in AHF is a randomized double-blind, placebo controlled trial comparing TRV027 plus standard of care to standard of care alone. The primary objective of this trial is to evaluate the effects of three doses of TRV027, 1 mg/hr, 5 mg/hr and 25 mg/hr, on a composite of clinically important outcomes: mortality, worsening heart failure, hospital readmission rate, dyspnea and length of hospital stay. We are targeting early administration of TRV027, ideally within six hours of arrival at the hospital. TRV027 will then continue to be administered for a minimum of 48 hours and up to 96 hours. We believe administration of TRV027 soon after hospital admission may improve in-hospital mortality rates and shorten length of hospital stay. We have enrolled patients with both low ejection fraction and preserved ejection fraction since RAS elevation is a key component of both conditions.

        We conducted a planned interim analysis, evaluating data from approximately 250 patients. Upon reviewing the data, the data safety monitoring board, or DSMB, and the BLAST-AHF Steering Committee recommended that future enrollment be weighted to the most promising dose of 5 mg/hr. We announced in March 2015 that remaining enrollment will be weighted 2:1:2:1 for placebo, 1 mg/hr, 5 mg/hr, and 25 mg/hr, respectively, and that we have increased target enrollment in the study from 500 patients to 620 patients. In addition, the DSMB and Steering Committee determined that patients with lower baseline systolic blood pressure could safely enroll in the study; inclusion criteria have been modified accordingly. Allergan, which holds an exclusive option to license TRV027, has fully funded the expansion of the study via a $10 million payment to Trevena to defray the external and internal costs of increasing the study sample size. The BLAST-AHF study conduct is nearly complete and we expect to release top-line data in the second quarter of 2016.

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

        To date, we have completed three clinical trials of TRV027, each of which is described in more detail below:

  •
  A Phase 2a clinical trial in medically fragile subjects with advanced stable heart failure, low ejection fraction and a clinical indication for right- heart catheterization. Ejection fraction is a measure of the volume of blood pumped by the heart. Right-heart catheterization is a procedure that allows measurement of intracardiac and intravascular pressures on the side of the heart leading to the lungs.

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

        We also observed evidence of pharmacologic effects on pulmonary capillary wedge pressure, or PCWP, in the subjects with elevated PRA. PCWP dropped in subjects with high PRA during the titration phase and this was sustained during the maintenance phase and reversed during the wash-out phase. The interpretation of the results in the titration and maintenance phases was complicated by a baseline drift in PCWP in the placebo group, however, the increase in PCWP when the TRV027 infusion was stopped was clear and statistically significant in high PRA compared to normal PRA subjects, with a p-value of less than 0.01.

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

Option and License Agreements with Allergan

        On May 3, 2013, we entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which we granted to Allergan an option to license TRV027. If Allergan exercises this option, the license agreement will become effective and Allergan will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Allergan will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at its expense. At our request, Allergan will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but it has no obligation to provide co-promotion rights to us.

        Under the option agreement, we are conducting, at our expense, a Phase 2b clinical trial of TRV027 in AHF. The Phase 2b clinical trial is being conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Allergan, with operational authority during the option period retained by us, subject to Allergan's right to assume control in certain circumstances if we fail to conduct the development activities adequately.

        Allergan may exercise its option at any time during the Phase 2b clinical trial or during a specified time period after we deliver the data from the Phase 2b clinical trial to Allergan. During the option period, we are not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Allergan has the right to renegotiate the terms of the license agreement. If Allergan exercises such right, we will be obligated to negotiate in good faith with Allergan for a period of time the terms of any new arrangement. If we and Allergan are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter we may not offer a license to any third party on terms better than those last proposed either by us or by Allergan during the negotiations. If Allergan does not exercise the option during the specified period, its option will expire and the license agreement will not become effective. In that case, we would be free to enter into a collaboration arrangement with another party for the development and commercialization of TRV027 or to pursue development and commercialization on our own.

        We received no consideration upon the grant of the option to Allergan. In March 2015, Allergan and we signed a letter agreement under which Allergan paid us $10 million to fund the expansion of the Phase 2b trial from 500 patients to 620 patients. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Allergan exercises the option, we would receive a $65 million option exercise fee and could potentially receive up to $365 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        If the license agreement becomes effective, Allergan has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Allergan of any of its obligations under the license agreement, including Allergan's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee. Under the license, both Allergan and we have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Allergan is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Allergan would terminate, and Allergan would grant to us an exclusive royalty bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Manufacturing

        TRV027 API has been made by a third party at a small scale up to 2 kg per batch. We are exploring potential process improvements, which we will implement as appropriate as development progresses. Currently, API and drug product are each manufactured at single sites, but additional sites are planned for qualification in connection with any Phase 3 clinical trials.

Commercialization

        If Allergan exercises its option to license TRV027, Allergan will have the exclusive rights to commercialize TRV027 and will be responsible for all commercialization activities at Allergan's expense. At our request, Allergan will consider in good faith whether to grant us the right to co-promote TRV027 in the United States under terms to be agreed upon by the parties, but it has no obligation to provide co-promotion rights to us. If Allergan does not exercise its option to license TRV027 and we are successful in obtaining necessary regulatory approval, we may pursue commercialization on our own or seek to collaborate with a third party for commercialization, particularly outside the United States.

Competition

        If TRV027 is approved for the indication of AHF, it will be used with standard loop diuretic therapy and may result in reduced need for vasodilators and/or inotropes. We also are aware of three product candidates in mid- to late-stage clinical development for AHF, specifically REASANZ™, or serelaxin, which is being developed by Novartis and currently is in Phase 3 clinical trials in patients with AHF; omecamtiv mecarbil, which is being developed by Amgen in collaboration with Cytokinetics Incorporated, and currently is in Phase 2b clinical trials in patients with AHF and chronic heart failure; and ularitide, which is being developed by Cardiorentis and recently completed Phase 3 clinical trials for AHF. In addition, recently launched drugs for treating chronic heart failure such as ENTRESTO® from Novartis for preserved ejection fraction heart failure, as well as other chronic heart failure products in development, have the potential to reduce the incidence of AHF.

Intellectual Property

        Our TRV027 patent portfolio is wholly owned by us. The portfolio includes four issued U.S. patents (U.S. Patent Nos. 8,486,885; 8,796,204; 8,809,260; and 8,993,511) that claim, among other things, TRV027, compositions comprising TRV027 and methods of using TRV027, and issued patents in Europe, Australia, Japan, New Zealand and China. The issued U.S. patents covering the composition of matter and methods of using TRV027 are expected to expire no earlier than 2031 (U.S. Patent No. 8,486,885) and 2029 (U.S. Patent Nos. 8,796,204; 8,809,260, and 8,993,511), subject to any disclaimers or extensions available under the Hatch-Waxman Act. The issued European Patent is expected to provide coverage for TRV027 in the European Union until at least 2029, subject to any disclaimers or extensions. The TRV027 patent portfolio also includes two pending U.S. patent applications, which claim a genus of compounds that would encompass TRV027 and methods of using such compounds. If the two pending U.S. patent applications were to issue, they would be expected to expire no earlier than 2029, subject to any disclaimers or extensions. Outside of the United States, we have pending patent applications in Canada, Hong Kong and India that are directed to TRV027. The patents from these applications, if issued, are predicted to expire in 2029, subject to any disclaimers or extensions.

        Additionally, the TRV027 patent portfolio includes two U.S. non-provisional and PCT applications directed to, among other things, synthesis of TRV027, crystalline and amorphous forms of TRV027, and methods of preparing crystalline and amorphous forms of TRV027. Any patents resulting from these patent applications, if issued are expected to expire no earlier than 2035. The TRV027 patent portfolio is subject to Allergan's option for an exclusive license.

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

        In the United States, the patent term of a patent that covers an FDA-approved drug also may be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during clinical development and the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Although, we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the United States Patent and Trademark Office, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Commercialization

        We have not yet fully established sales, marketing or product distribution infrastructure. Subject to successfully completing product development and receiving marketing approvals, we expect to commence commercialization activities for our wholly owned products by building a sales organization in the United States, initially in the hospital market. We believe that such an organization will be able to address the community of physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. We further believe that this sales organization could be adapted and expanded to provide support for TRV027 in the acute care setting if Allergan does not exercise its option to license TRV027. Outside the United States, we expect to enter into distribution and other commercial arrangements with third parties for any of our product candidates that obtain marketing approval. We also intend to license out commercial rights for products that require a substantial primary care presence.

        In parallel with building our commercial organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine.

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

        Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

FDA Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

  •
  FDA review and approval of the NDA; and

  •
  in certain cases, DEA review and scheduling activities prior to launch.

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

Expedited Review and Approval

        The FDA has various programs, including Fast Track, Breakthrough Therapy designation, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. In December 2015, FDA granted Fast Track designation to oliceridine for the management of moderate-to-severe acute pain. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months.

        Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval, which is described in Subpart H of 21 Code of Federal Regulations, or 21 CFR Part 314, provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a clinical measurement or other biomarker used as an indirect or substitute measurement to predict a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials.

        In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes. In June 2013, the FDA published a draft Guidance for Industry entitled, "Expedited Programs for Serious Conditions—Drugs and Biologics" which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A Breakthrough Therapy designation is intended to expedite the development and FDA review of drugs for serious or life-threatening conditions or where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. In February 2016, oliceridine received a Breakthrough Therapy designation from the FDA for the management of moderate-to-severe acute pain in patients 18 years of age or older for whom a parenteral opioid is warranted.

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

DEA Regulation

        Both oliceridine and TRV734 will be regulated as a "controlled substance" as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

        The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Oliceridine and TRV734, if approved, are expected to be listed by the DEA as Schedule II controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use will be subject to a high degree of regulation.

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

Coverage and Reimbursement

        The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

        Third party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third- party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

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

Employees

        As of December 31, 2015, we had 53 employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Maxine Gowen, Ph.D.	57	President, Chief Executive Officer and Director
Carrie L. Bourdow	53	Senior Vice President and Chief Commercial Officer
Roberto Cuca	48	Senior Vice President and Chief Financial Officer
Yacoub Habib, Ph.D.	48	Senior Vice President, Business Development and Corporate Planning
Michael W. Lark, Ph.D.	58	Senior Vice President, Research and Chief Scientific Officer
John M. Limongelli, Esq.	46	Senior Vice President, General Counsel and Chief Administrative Officer
David Soergel, M.D.	48	Senior Vice President, Clinical Development and Chief Medical Officer

Maxine Gowen, Ph.D.

        Dr. Gowen has served as our President and Chief Executive Officer and as a member of our board of directors since our founding in November 2007. Prior to joining our company, Dr. Gowen was Senior Vice President for the Center of Excellence for External Drug Discovery at GlaxoSmithKline plc, or GSK, where she held a variety of leadership positions during her tenure of 15 years. Before GSK, Dr. Gowen was Senior Lecturer and Head, Bone Cell Biology Group, Department of Bone and Joint Medicine, of the University of Bath, U.K. Dr. Gowen has served as a director of Akebia Therapeutics, Inc. since July 2014 and Idera Pharmaceuticals, Inc. since January 2016. From 2008 until 2012, Dr. Gowen served as a director of Human Genome Sciences, Inc., a public biopharmaceutical company. Dr. Gowen also serves on the boards of BIO, the biotechnology industry association, and its affiliate, Pennsylvania Bio. She received her Ph.D. from the University of Sheffield, U.K., an M.B.A. with academic honors from The Wharton School of the University of Pennsylvania, and a B.Sc. with Honors in Biochemistry from the University of Bristol, U.K.

Carrie L. Bourdow

        Ms. Bourdow has served as our Senior Vice President and Chief Commercial Officer since May 2015. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across several therapeutic areas including anti-infectives, acute heart failure, and pain. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

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

Yacoub Habib, Ph.D.

        Dr. Habib has served as our Senior Vice President, Business Development and Corporate Planning since July 2015. Previously, from 2009 to June 2015, he served as Vice President of Business Development at Ikaria, Inc. and led the business development strategy for the company until its acquisition. From 2007 to 2009, he served as Executive Director of New Business Development for Pfizer Inc. Before joining Pfizer, Dr. Habib was Executive Director of Global Business Development for Organon Pharmaceuticals, a division of Akzo Nobel, where he was responsible for the identification, evaluation, and negotiation of in-licensing, out-licensing and divestiture opportunities in neuroscience, fertility, and women health. He started his career at Bristol-Myers Squibb where he spent nine years in various research, corporate, and business development roles including as Director of Corporate and Business Development. Dr. Habib holds a Ph.D. in pharmaceutical sciences from the University of Maryland and an M.B.A. with a major in finance and marketing from New York University Stern School of Business.

Michael W. Lark, Ph.D.

        Dr. Lark has served in a number of capacities with our company since February 2008, and since March 2011 has served as Senior Vice President, Research and Chief Scientific Officer. Prior to joining our company, he was Vice President of Biology at Centocor Inc., a division of Johnson & Johnson, or Centocor, from 2004 until 2008 and the Senior Director of Cardiovascular and Metabolic Diseases at Centocor from 2002 to 2004. Prior to that, Dr. Lark was Director of Musculoskeletal Diseases at GSK, from 1999 until 2002. Dr. Lark received his Ph.D. in Molecular Biology and Microbiology from the Case Western Reserve University Medical School and his B.S. in Microbiology from the Pennsylvania State University.

John M. Limongelli, Esq.

        Mr. Limongelli joined our company as Senior Vice President, General Counsel and Corporate Secretary in May 2014 and was appointed Chief Administrative Officer in March 2016. Prior to this, he was Vice President, Associate Chief Counsel and Corporate Secretary at Cigna Corporation from September 2013 until May 2014. From October 2012 to September 2013, he was a partner at the law firm Royer Cooper Cohen Braunfeld LLC. He served as Senior Vice President, General Counsel and Secretary at Adolor Corporation from September 2008 until Adolor's acquisition by Cubist Pharmaceuticals, Inc. in December 2011. Prior to Adolor, Mr. Limongelli held roles of increasing responsibility with Cephalon, Inc., most recently serving as Vice President and Associate General Counsel. Mr. Limongelli began his legal career in private practice with Morgan, Lewis & Bockius, LLP, in Philadelphia, Pennsylvania. Prior to his legal career, Mr. Limongelli was a certified public accountant with KPMG LLP. Mr. Limongelli obtained both his J.D. and M.B.A. from Temple University.

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

        Since inception, we have incurred significant operating losses. Our net loss was $50.5 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $182.5 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings and have derived revenue principally from research grants and collaboration arrangements. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

  •
  continue to enroll our Phase 3 clinical trials of oliceridine, our lead product candidate;

  •
  establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize oliceridine and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;

  •
  initiate clinical trials, assuming the filing of an IND for TRV250, our d -opioid receptor product candidate;

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

        We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and continue enrollment in our Phase 3 clinical trials for oliceridine and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, oliceridine and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to:

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

  •
  cease operations altogether.

        We estimate that our existing cash and cash equivalents as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into 2018, without giving effect to a potential option payment and, if the option is exercised, potential milestone payments we may receive under our option and license agreements with Allergan and excluding any potential future drawdown from our credit facility if we receive positive data from the Phase 2 study of TRV027. We have based this estimate on assumptions that may prove to be wrong, and we could use up our capital resources sooner than we currently expect. We do not expect our existing capital resources to enable us to complete Phase 3 development of TRV027 if Allergan chooses not to license the product candidate. Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

  •
  the progress and results of the Phase 3 clinical program for oliceridine;

  •
  the progress and results of the Phase 2 clinical program for TRV027;

  •
  whether Allergan exercises its option to license TRV027;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our ongoing preclinical work for TRV250;

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

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success or meet our expectations. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        Until such time, if ever, as we can generate substantial product revenue and positive cash flows from operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds other than the potential $65.0 million option payment from Allergan if it exercises the option and, in such case, possible milestone and royalty payments under the license agreement and the $16.5 million third tranche under our credit facility with Oxford Finance and Pacific Western Bank (previously Square 1 Bank) that we would be entitled to draw if we receive positive data from the Phase 2 clinical trial of TRV027. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing and additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

        We commenced active operations in late 2007, and our activities to date have been limited to organizing and staffing our company, business planning, raising capital, developing our ABLE product platform, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. Our product candidates are early in development. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer operating history.

        In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to significantly expand our capabilities to support future activities related to the approval, manufacture and commercialization of our product candidates. We may be unsuccessful in adding such capabilities.

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

        The discovery and development of drugs based on biased ligands is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing differentiated product candidates based on these discoveries is both preliminary and limited. We believe that we are the first company to conduct a clinical trial of a product candidate based on the concept of biased ligands. Therefore, we do not know if our approach will be successful or will ultimately lead to the approval of any current or future product candidate.

We are very early in our development efforts and have only one product candidate, oliceridine, in Phase 3. If we are unable to successfully complete development and commercialization of our product candidates, either on our own or with a partner, or experience significant delays in doing so, our business will be materially harmed.

        We are very early in our development efforts and have only one product candidate, oliceridine, that recently entered Phase 3 development; our remaining product candidates—TRV027, TRV734 and TRV250—are in Phase 2, Phase 1 and pre-clinical development, respectively. We have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for at least several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

  •
  successful completion of preclinical studies and clinical trials;

  •
  receipt of marketing approvals from applicable regulatory authorities;

  •
  obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;

  •
  making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities;

  •
  launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

  •
  acceptance of our products, if and when approved, by patients, the medical community and third party payors;

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

Even though oliceridine has received breakthrough therapy designation and fast track designation for the management of moderate to severe acute pain, there can be no assurance that such designations will result in expedited review or approval.

        Breakthrough therapy designation and fast track designation are intended to expedite the development and review of products that address unmet medical needs for serious conditions. We have received breakthrough therapy designation and fast track designation for oliceridine for the management of moderate to severe acute pain, but there can be no assurance that such designations will result in expedited review or approval. The FDA may rescind the breakthrough therapy designation if subsequent data no longer support the designation. Fast track designation and breakthrough therapy designation do not change the standards for product approval.

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

        Clinical testing is expensive, can take many years to complete, and has a high risk of failure. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

  •
  regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at prospective trial sites;

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

  •
  our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

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

  •
  be subject to additional post-marketing testing and/or reporting requirements; or

  •
  have the product removed from the market after obtaining marketing approval.

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

        Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. For example, we may face significant competition to recruit and enroll heart failure patients for any future clinical trial of TRV027 due to a number of trials in heart failure currently being conducted by other sponsors; likewise, for oliceridine, enrollment in our Phase 3 program could be impacted by the limited number of sites with experience in recruited surgery models or the number of trials being conducted by others that are testing products in such surgery models. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

        If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

        Additionally if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

  •
  regulatory authorities may require additional warnings on the label or even withdraw approvals of such product;

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

        TRV027 is a biased ligand targeted at the angiotensin II type 1 receptor, or AT1R, and has been shown to drop blood pressure in subjects with chronic heart failure. One subject in the completed Phase 2a clinical trial in advanced chronic heart failure was withdrawn from therapy after experiencing low blood pressure, or hypotension. If TRV027 drops blood pressure too much or causes prolonged low blood pressure, this could lead to adverse effects that could compromise the development, approval and market potential of TRV027.

        Oliceridine is predominantly metabolized by two liver enzymes, CYP2D6 and CYP3A4, that are common metabolic pathways for drugs. Because of competitive use of these pathways, we will need to conduct additional drug interaction studies and oliceridine may be limited in its co-administration with other drugs using these pathways as their safety and effectiveness, as well as oliceridine's, may be adversely affected. This could limit our commercial opportunity due to the common co-administration of drugs in patients with moderate to severe acute pain requiring IV therapy. In addition, since CYP2D6 enzyme activity varies in the population, different dosing may be required in the product label for individuals that have low levels of CYP2D6 activity, which could limit the commercial opportunity of the drug, if approved. We are in discussion with the FDA on this question and cannot assure you that the FDA will not require us to utilize different dosing for this population and/or prospectively characterize individuals' CYP2D6 activity prior to administering oliceridine.

        Oliceridine and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks could apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. Although this individual recovered without medical intervention and experienced no known adverse consequences from this, certain potential triggers of vasovagal syncope were removed from the trial protocol, and dose escalation proceeded up to 7 mg/hr (28-fold higher than the 0.25 mg/hr dose at which the syncope occurred) without further incident, it is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine. Agonists at the d-opioid receptor have been associated with a risk of seizures. TRV250, our d-opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have fewer clinical or regulatory risks and/or greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third- party payors and others in the medical community necessary for commercial success.

        If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

  •
  the availability of third party coverage and adequate reimbursement;

  •
  the prevalence and severity of any side effects;

  •
  the clinical indications for which the product is approved; and

  •
  any restrictions on the use of our products, both on their own and together with other medications.

If we are unable to establish manufacturing, sales, marketing and distribution capabilities or to enter into agreements with third parties to produce, market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

        We currently have limited resources focused on the manufacturing, marketing, sales and distribution of pharmaceutical products and have limited experience and capabilities in this area. To commercialize any product candidates that receive marketing approval, we would need to build manufacturing, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we successfully develop and obtain regulatory approval for any of our product candidates, we expect to build a targeted specialist sales force to market or co-promote the product in the United States; we currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States. There are substantial risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

        As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products, particularly in markets outside of the United States. In the case of TRV027, should Allergan elect to license TRV027, it would thereafter have responsibility for further clinical development, regulatory approval and commercialization. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner, including Allergan if it exercises its option to license TRV027, does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval.

        For oliceridine, we will need to partner with one or more third parties to sell, market and distribute this product, if approved, outside the United States. We may be unsuccessful in our efforts to secure such partnerships.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, which our goal would be to displace or to be used in conjunction with, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. With respect to competition for TRV027, we are aware of three product candidates in mid- to late-stage clinical development for AHF, specifically REASANX™, or serelaxin, which is being developed by Novartis and currently is in Phase 3 clinical trials in patients with AHF; omecamtiv mecarbil, which is being developed by Amgen in collaboration with Cytokinetics Incorporated, and currently is in Phase 2b clinical trials in patients with AHF and chronic heart failure; and ularitide, which is being developed by Cardiorentis and recently completed Phase 3 clinical trials for AHF. In addition, recently launched drugs for treating chronic heart failure such as ENTRESTO® from Novartis for preserved ejection fraction heart failure, as well as other chronic heart failure products in development, have the potential to reduce the incidence of AHF. Oliceridine also may compete against, or be used in combination with, OFIRMEV®, marketed by Mallinckrodt plc, with EXPAREL®, marketed by Pacira Pharmaceuticals, Inc., DYLOJECT™, marketed by Pfizer Inc., and IONSYS® marketed by The Medicines Company. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate to severe, acute pain. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand-held dispensers. Durect Corporation and Heron Therapeutics both have proprietary long-acting reformulations of bupivacaine in development. Recro Pharmaceuticals is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing an IV and oral peripherally restricted k-opioid receptor agonist, which has been administered in combination with µ-opioids in clinical trials. Some of these potential competitive compounds are being developed by large, well-financed and experienced pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us, or Allergan, if it exercises its option for TRV027.

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

        Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and selling and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we or our collaborators are able to commercialize any of our product candidates, the product candidates may become subject to unfavorable pricing regulations, third party coverage and reimbursement policies, healthcare reform initiatives or regulatory or political concerns.

        Both our and our collaborators' ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in-patient surgeries. Pharmaceutical products such as oliceridine, if approved, that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of oliceridine, if approved, relative to its benefits. Current or future efforts to limit the level of reimbursement for in-patient hospital procedures could cause a hospital to decide not to use oliceridine, if approved by the FDA. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

        There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or analogous regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators' inability to promptly obtain coverage and adequate reimbursement rates from both government- funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

        In addition to the above factors, the approval and commercialization of oliceridine may be negatively impacted by changing perceptions in the United States and elsewhere among regulators, legislators, and the general public concerning the approval, use, and abuse of prescription opioid products. In the future, the FDA and other regulatory and legislative bodies may enact regulations that seek to limit opioid prescribing and use. In response to these efforts and changing perceptions, physicians may determine to reduce the volume of opioid prescriptions they prescribe to patients. Any of these changes could negatively impact both the timing and likelihood of FDA approval of oliceridine, as well as the commercial opportunity, if approved.

        There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third party payors, that coverage or an adequate level of reimbursement will be available, or that third party payors' reimbursement policies will not adversely affect our ability to profitably sell our product candidates if they are approved for sale.

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

Risks Related to Our Dependence on Third Parties

If Allergan exercises its option to license TRV027, that relationship will become even more important to our business, and any future relationships or collaborations we may enter into also may be important to us. If we are unable to maintain our relationship with Allergan or any of these collaborations, or if our relationship with Allergan or these collaborators is not successful, our business could be adversely affected.

        We have limited capabilities for product development, sales, marketing and distribution. We have an option agreement and a license agreement with Allergan that provide Allergan with an option to license TRV027. Allergan has announced that it will be acquired by Pfizer Inc., with that transaction expected to close sometime in 2016. If Allergan's option to license TRV027 is not exercised prior to the closing of the acquisition, the right to exercise the option will transfer to Pfizer, who may determine not to exercise the option. If Allergan or its successor exercises this option, it will be responsible for subsequent development, regulatory approval and commercialization of TRV027, and we will be eligible to receive milestone payments and royalties on product sales. This relationship, any future collaboration with Allergan, and any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

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

  •
  product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to limit or eliminate efforts and resources to the commercialization of our product candidates;

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

        If our potential collaboration with Allergan, or any other collaborations we might enter into in the future, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to our product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic program collaborators.

        If Allergan exercises its option to license TRV027 from us, the license agreement will contain a restriction on our engaging in activities relating to certain product candidates that may compete with TRV027 for a specified period of time. This restriction may have the effect of preventing us from undertaking development and other efforts for TRV027 or another product candidate that we would otherwise prefer to pursue. Additionally, subject to its contractual obligations to us, if Allergan's proposed merger with Pfizer Inc. is completed later in 2016, as expected, or a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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

        We rely on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for our product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

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

        The third parties with whom we have contracted to help perform our preclinical studies or clinical trials also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

        If any of our relationships with these third party contract research organizations or clinical research organizations terminate, we may not be able to enter into arrangements with alternative contract research organizations or clinical research organizations or to do so on commercially reasonable terms. Switching or adding additional contract research organizations or clinical research organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization or clinical research organization commences work. As a result, delays could occur that could compromise our ability to meet our desired development timelines. Although we seek to carefully manage our relationships with our contract research organizations and clinical research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future.

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

        We have limited internal manufacturing capabilities and do not have any manufacturing facilities. In addition, our product candidates have never been manufactured at commercial scale. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture, if any, of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, in March 2011, TRV027 was put on clinical hold by the FDA following an FDA audit at the company then manufacturing the TRV027 drug product. We replaced this drug product with new drug product manufactured by another company and the FDA lifted the clinical hold in June 2011.

        We also expect to rely on third party manufacturers or third party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

  •
  reliance on the third party for regulatory compliance and quality assurance;

  •
  the possible breach of the manufacturing agreement by the third party;

  •
  manufacturing delays if our third party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

  •
  the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

  •
  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

        The facilities used by our contract manufacturers to manufacture our product candidates and, potentially in the future, our products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of our product candidates. Third party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

        Our product candidates and any products that we may commercialize likely will compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

        The U.S. Drug Enforcement Administration, or DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our µ-opioid receptor targeted product candidates, including oliceridine. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which will likely include the active ingredients in oliceridine. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions if oliceridine is approved for sale in the United States.

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

        As part of our strategy to mitigate development risk, we seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. Further, such clinical data and results may be based on products or product candidates that are significantly different from our product candidates. If the third party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised.

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

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If Allergan exercises its option to license TRV027, it will have the first right to prosecute, maintain and enforce TRV027 patents and these obligations may have an effect on our strategy regarding the preparation, filing and prosecution of patent applications, or maintenance of the patents, covering our product candidates. Moreover, should we enter into other collaborations we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

        The Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office continues to develop and implement new regulations and procedures to govern administration of the Leahy- Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

        Moreover, we may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

        Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the United States Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

        We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

        The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For oliceridine, if we submit an NDA, we expect the FDA to convene an Advisory Committee as part of the review process. The feedback received from an Advisory Committee can have a substantial impact on the FDA's decision to approve or reject a product candidate. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We anticipate that our µ-opioid receptor targeted product candidates, including oliceridine, will require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

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

Our µ-opioid receptor targeted product candidates, including oliceridine, may be classified as controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

        Our µ-opioid receptor targeted product candidates, including oliceridine, may be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

        The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. We expect oliceridine to be regulated by the DEA as a Schedule II controlled substance.

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

        To market and sell our products in the European Union and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Our current and future relationships with customers and third party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

        Healthcare providers, physicians and third party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

  •
  the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and subsequent disclosure of such information by CMS on a publicly available website; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

        In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

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

Other Risks Related to our Business

We intend to conduct a substantial portion of the clinical trials for our product candidates outside of the United States and, if approved, we intend to market our product candidates abroad through third party collaborators. Accordingly, we will be subject to the risks of doing business outside of the United States.

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

        Since our common stock commenced trading in January 2014, our stock price has been highly volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If equity research analysts do not continue to publish research or reports or publish unfavorable research or reports about us, our business or our industry, our stock price and trading volume could decline.

        The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a relatively new public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We have no control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

        In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 8.4 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of existing options, the grant of new options in the future, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

        Additionally, the holders of an aggregate of approximately 15 million shares of our common stock and 20,161 shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

        We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $28.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

        Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own a majority of our outstanding common stock. As a result, these persons, acting together, would be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ending December 31, 2015, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

        If we are not able to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner, or if we are unable to implement or maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act once we no longer qualify as an "emerging growth company," may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses; or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

        We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We will cease to be an "emerging growth company" in 2017 if any of the following occur on or before December 31, 2017: (1) we generate $1.0 billion of annual revenue at an earlier date, (2) we issue more than $1.0 billion in non-convertible debt, or (3) we qualify as a large accelerated filer under SEC rules. If and when we cease to be an "emerging growth company," an assessment of the effectiveness of our internal controls by our independent registered public accounting firm will be very expensive and could detect problems that our management's assessment might not.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

        You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date and have no plans to pay cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our term loan credit facility with Oxford Finance LLC and Pacific Western Bank prohibits us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur costs and demands upon management as a result of being a public company.

        As a public company listed in the United States, we are incurring, and will continue to incur, significant legal, accounting and other costs, particularly after we cease to be an "emerging growth company." These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices occupy approximately 16,000 square feet of leased office and laboratory space in King of Prussia, Pennsylvania pursuant to a lease agreement that expires in September 2020. In addition, we lease vivarium space in Exton, Pennsylvania. We believe that our current facilities are suitable and adequate to meet our current needs; however, in 2017, we anticipate adding new facilities or expanding our existing facilities to accommodate expected growth.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "TRVN." Prior to January 31, 2014, there was no public market for our common stock. Accordingly, we have only set forth quarterly information with respect to the high and low prices for our common stock from January 31, 2014 through the end of the most recent fiscal year. The following table sets forth, for the periods indicated, the high and low prices per share for our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2015
First quarter	$8.16	$4.71
Second quarter	$7.80	$5.78
Third quarter	$13.57	$5.06
Fourth quarter	$13.02	$9.00
2014
First quarter (from January 31, 2014)	$9.95	$6.08
Second quarter	$7.82	$4.07
Third quarter	$7.00	$5.20
Fourth quarter	$6.73	$3.80

        On February 29, 2016, there were 2 holders of record of our common stock. On February 29, 2016, the closing price of our common stock was $8.37 per share.

Dividends

        We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our ability to pay dividends, other than dividends payable solely in capital stock, is currently prohibited by the terms of our term loan credit facility with Oxford Finance, LLC and Pacific Western Bank.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans(1)(2)
Equity compensation plans approved by stockholders	4,630,073	$4.98	1,185,160
Equity compensation plans not approved by stockholders	—	—	—

Total	4,630,073	$4.98	1,185,160

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

(2)
Includes 959,354 shares of our common stock issuable under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected financial data for the periods indicated. The following selected financial data for the years ended December 31, 2015 and 2014 and the selected balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing elsewhere in this report.

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

	Year Ended December 31,
	2015	2014
Statement of Operations Data:
Revenue
Collaboration revenue	$6,250,000	$—

Total revenue	6,250,000	—
Operating expenses:
General and administrative	12,797,010	9,403,254
Research and development	44,074,157	40,546,666

Total operating expenses	56,871,167	49,949,920

Loss from operations	(50,621,167)	(49,949,920)
Total other income	92,927	249,045

Net loss	(50,528,240)	(49,700,875)
Accretion of redeemable convertible preferred stock	—	(28,521)

Net loss attributable to common stockholders	$(50,528,240)	$(49,729,396)

Net loss per share—basic and diluted	$(1.15)	$(2.02)

Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	43,794,276	24,655,603

	As of December 31,
	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$46,773,566	$36,205,559
Marketable securities	125,864,447	70,698,640
Total assets	175,353,974	108,239,058
Total liabilities	32,222,509	9,035,430
Total stockholders' equity	143,131,465	99,203,628

        The adoption of ASU No. 2015-03 resulted in the reclassification of $98,401 of unamortized debt issuance costs related to the Company's debt in the consolidated balance sheet data at December 31, 2014, which is presented above. See Note 2 to the consolidated financial statements for further detail.

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

Overview

        Using our proprietary product platform, we have identified and are developing the following three differentiated product candidates:

  •
  Oliceridine (TRV130):  We are developing oliceridine as a first-line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred. In January 2016, we initiated the Phase 3 clinical program for this compound with the enrollment of patients in an open label study to evaluate the safety and tolerability of oliceridine in patients with acute moderate-to-severe pain in a variety of clinical settings. We expect to initiate the pivotal Phase 3 studies for oliceridine in the second quarter of 2016 following our End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA. We have retained all worldwide development and commercialization rights to oliceridine, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval. In December 2015 and February 2016, we announced the FDA grant of Fast Track and Breakthrough Therapy designation, respectively, to oliceridine for the management of moderate-to-severe acute pain.

  •
  TRV027:  We are developing TRV027 for the treatment of acute heart failure, or AHF. In early 2014 we initiated a Phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF. Enrollment in this 620-patient study is complete and we expect to release top-line data in the second quarter of 2016. Allergan plc, or Allergan, holds an exclusive option to license TRV027, exercisable at any time through a specified time period after we deliver the data from the BLAST-AHF study to Allergan.

  •
  TRV250:  We are developing TRV250, a G protein biased ligand targeting the delta receptor, as a compound with potential first-in-class mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system indications, and based on target selectivity it is not expected to have the addiction liability of mu opioid drugs like morphine or oxycodone. We have initiated preclinical development activities to support our submission of an investigational new drug application, or IND, to the FDA in the second half of 2016.

        In addition to the above three product candidates, we identified and have completed the Phase 1 program for TRV734, an orally administered clinical compound expected to be used for first-line treatment of moderate to severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

        Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2015, we had an accumulated deficit of $182.5 million. Our net loss was $50.5 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV027, TRV250 or TRV734.

        In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $18.5 million as of December 31, 2015. The facility also provides for an additional term loan tranche of $16.5 million that we may opt to draw if we receive positive data from the Phase 2 clinical trial of TRV027 before December 31, 2016.

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

Option and License Agreements with Allergan plc

        On May 3, 2013, we entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which we granted to Allergan an option to license TRV027. If Allergan exercises this option, the license agreement will become effective and Allergan will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. Allergan will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Allergan's expense. At our request, Allergan will consider in good faith whether to grant us the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties, but Allergan has no obligation to grant us such right.

        Under the option agreement, we are conducting, at our expense, a Phase 2b clinical trial of TRV027 in AHF. The Phase 2b clinical trial is being conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Allergan, with operational authority during the option period retained by us, subject to Allergan's right to assume control in certain circumstances if we fail to conduct the development activities adequately.

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

        We received no consideration upon the grant of the option to Allergan. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the ongoing Phase 2b trial from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue will be recorded on a straight-line basis through the expected term of the trial. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Allergan exercises the option, we would receive a $65.0 million option exercise fee and could potentially receive up to $365.0 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to specified deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

        If the license agreement becomes effective, Allergan has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not relieve Allergan of any of its obligations under the license agreement, including Allergan's obligation to make milestone payments to us with respect to TRV027 or pay royalties to us on sales of TRV027 by such sublicensee. Under the license, both we and Allergan have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Allergan is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Allergan would terminate, and Allergan would grant to us an exclusive royalty-bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

Senior Secured Tranched Term Loan Credit Facility

        In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank, or the lenders, pursuant to which they have agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Subject to the satisfaction of specified conditions related to the results of our Phase 2b clinical trial of TRV027, we may now, at our sole discretion, borrow from the lenders an additional $16.5 million under Term Loan C, at any time on or before December 31, 2016.

        Borrowings accrue interest at a fixed rate of 6.50% per annum. We are required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including

January 1, 2017, which we refer to as the interest only termination date, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Both the interest only termination date and the maturity date may be further modified as follows if we meet the conditions related to the Phase 2b trial of TRV027 by December 31, 2016:

  •
  the interest only termination date will be extended until January 1, 2018, and

  •
  the maturity date will be extended to December 1, 2020 if we also have received net cash proceeds of at least $50.0 million from our existing option and license with Allergan or another strategic partnership satisfactory to the lenders.

        We paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if we repay Term Loan A and Term Loan B prior to the applicable maturity date, we will pay the Lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% percent of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% percent of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

        Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

        We used a placement agent in connection with the agreement. We paid the agent $65,000 upon execution of the agreement and $87,500 upon our draw of Term Loan B and will be obligated to pay up to an additional $87,500 if we draw on Term Loan C.

        In connection with entering into the agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. If we draw on Term Loan C, we will issue additional warrants to purchase shares of our common stock on substantially the same terms as those contained in the initial warrants.

        The number of shares underlying these additional warrants will depend on the amount of additional borrowings.

Components of Operating Results

Revenue

        To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of an ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and will be recognized on a straight-line basis through the expected term of the trial.

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

Change in Fair Value of Warrant Liability

        Prior to our initial public offering, or IPO, we issued warrants for the purchase of our convertible preferred stock that we concluded were financial instruments that might require a transfer of assets because of the redemption features of the underlying preferred stock. Therefore, we classified these warrants as liabilities that we re-measured to fair value at each balance sheet date and we recorded the changes in the fair value of the warrant liability in our statement of operations and comprehensive loss as a change in fair value of warrant liability. At the time of the IPO, certain warrants were net exercised into common stock and the remaining fair value of $145,256 associated with these warrants was reclassified to additional paid-in capital. Upon the IPO, an outstanding warrant to purchase 125,000 shares of Series B preferred stock was converted into a warrant to purchase up to 20,161 shares of our common stock and remains outstanding with a fair value recorded as a liability of $153,238 and $82,851 at December 31, 2015 and 2014, respectively, as it contains a cash settlement feature upon certain strategic transactions. The change in the fair value of the warrant liability is estimated using the Black-Scholes option pricing model and adjustments are recorded in the Statements of Operations.

Other Income (Expense)

        Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Interest Expense

        Interest expense consists of interest related to our outstanding loan.

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

Research and Development

        Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel and stock based compensation of our research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; other laboratory supplies; allocated facilities, depreciation and other expenses, which include rent and utilities; insurance; and costs associated with preclinical activities and regulatory operations.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

        As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

        We account for all share-based compensation payments issued to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative accounting guidance, we re-measure the fair value of non-employee share-based awards, if any, as the awards vest, and recognize the resulting value as expense during the period the related services are rendered.

  Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

        We apply the fair value recognition provisions of Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

        We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Until our IPO, there was no public market for the trading of our common stock. Due to this fact and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

        We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected term of options (in years)	6.2	5.8
Risk-free interest rate	1.7%	1.8%
Expected volatility	68.5%	75.9%
Dividend yield	0%	0%

        We also are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Our estimated annual forfeiture rate on 2015 and 2014 stock option grants was 9% and 7%, respectively, based on historical forfeiture experience.

        Stock-based compensation expense totaled $3.4 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. We record stock-based compensation expense as a component of research and development expense or general and administrative expense, depending on the function performed by the optionee. For the year ended December 31, 2015 and 2014, we allocated stock-based compensation as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Research and development	$1,460,061	$1,129,244
General and administrative	1,966,669	1,254,155

Total	$3,426,730	$2,383,399

        As of December 31, 2015, there was $9.0 million of total unrecognized compensation expense, related to unvested options granted under our 2013 Equity Incentive Plan that will be recognized over the weighted average remaining period of 2.76 years. Our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Recent Accounting Pronouncements

        On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. Although the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. We elected early adoption during the first quarter of 2015 that resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to other assets and loans payable, net. Our adoption of this standard had no impact on our results of operations or cash flows.

        In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the transition method we will elect. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	Change
Revenue:
Collaboration revenue	$6,250,000	$—	$6,250,000

Total revenue	6,250,000	—	6,250,000
Operating expenses:
General and administrative	12,797,010	9,403,254	3,393,756
Research and development	44,074,157	40,546,666	3,527,491

Total operating expenses	56,871,167	49,949,920	6,921,247

Loss from operations	(50,621,167)	(49,949,920)	(671,247)

Other income (expense):
Change in fair value of warrant liability	(70,387)	122,412	(192,799)
Miscellaneous income	174,338	184,015	(9,677)
Loss on asset disposal	(7,864)	(4,104)	(3,760)
Interest income	331,205	17,372	313,833
Interest expense	(334,365)	(70,650)	(263,715)

Total other income	92,927	249,045	(156,118)

Net loss	(50,528,240)	(49,700,875)	(827,365)
Accretion of preferred stock	—	(28,521)	28,521

Net loss attributable to common stockholders	$(50,528,240)	$(49,729,396)	$(798,844)

Revenue

        Collaboration revenue increased $6.3 million for the year ended December 31, 2015, as compared to the same period in 2014, due to our entry into a letter agreement with Allergan on March 5, 2015. Under this agreement, Allergan paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue is being recognized on a straight-line basis through the expected term of the trial.

General and administrative expense

        General and administrative expenses increased by $3.4 million, or 36%, for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, recruiting fees, and market research expenditures.

Research and development expense

        Research and development expenses increased by $3.5 million, or 9%, from $40.5 million for the year ended December 31, 2014 to $44.1 million for the year ended December 31, 2015. The following table summarizes our research and development expenses:

	Year Ended December 31,
	2015	2014
Personnel-related costs	$8,185,768	$5,689,895
Stock-based compensation	1,460,061	1,129,245
Oliceridine (TRV130)	16,915,950	14,523,136
TRV027	11,850,728	11,791,851
TRV734	1,616,942	3,408,183
TRV250	1,013,726	1,966,101
Other research and development	3,030,982	2,038,255

	$44,074,157	$40,546,666

        The increase for the year ended December 31, 2015 was primarily due to (i) increased headcount and associated salary, benefit and bonus expense and (ii) increased expenditures during 2015 on oliceridine including expenses associated with the Phase 2b abdominoplasty study clinical trial and product development costs, including the cost of clinical trial supplies. These increases were partially offset by decreases in expenditures associated with the Phase 1 program for TRV734.

Liquidity and Capital Resources

        We incurred net losses of $50.5 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively. Net cash used in operating activities was $40.1 million and $39.8 million during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we had an accumulated deficit of $182.5 million, working capital of $161.0 million, cash and cash equivalents of $46.8 million, and marketable securities of $125.9 million. Prior to our IPO, we financed our operations principally through private placements of preferred stock. In February 2014, we completed our IPO, in December 2014 and September 2015 we completed underwritten follow-on offerings of common stock, and in July 2015 and May 2015 we sold shares of common stock through Cowen and Company, LLC, or Cowen, pursuant to an at-the-market, or ATM, sales facility (see "—Operating and Capital Expenditure Requirements" below).

  Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(40,074,960)	$(39,777,930)
Investing activities	(56,939,334)	(71,157,803)
Financing activities	107,582,301	109,176,094

Net increase (decrease) in cash and cash equivalents	$10,568,007	$(1,759,639)

Net cash used in operating activities

        Net cash used in operating activities was $40.1 million for the year ended December 31, 2015, consisting primarily of a net loss of $50.5 million partially offset by noncash adjustments of $5.1 million and changes in operating assets and liabilities of $5.3 million. Changes in operating assets and liabilities were primarily driven by an increase of deferred revenue of $3.8 million associated with the payment received from Allergan in March 2015 and an increase in accounts payable and accrued expenses of $2.8 million, partially offset by a decrease in prepaid expenses and other assets of $1.2 million.

        Net cash used in operating activities was $39.8 million for the year ended December 31, 2014, consisting primarily of a net loss of $49.7 million partially offset by noncash adjustments of $2.5 million and changes in operating assets and liabilities of $7.4 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. Changes in operating assets and liabilities were driven by a decrease in prepaid expenses and other assets of $3.2 million and an increase in accounts payable and accrued expenses of $4.2 million. The decrease in prepaid expenses and other assets was primarily due to prepaid IPO costs incurred in 2013 partially offset by prepaid expenses in 2014 related to our Phase 2b clinical trial for TRV027 and our Phase 2a/b clinical trial for oliceridine. The increase in accounts payable and accrued expenses was primarily due to the timing and volume of our payment of costs related to ongoing development of our product candidates.

Net cash used in investing activities

        Net cash used in investing activities for the years ended December 31, 2015 and 2014 was $56.9 million and $71.2 million, respectively, and was due primarily to the investment of proceeds from our common stock sales and follow-on offering into marketable securities partially offset by cash received from maturities of our marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

        Net cash provided by financing activities was $107.6 million for the year ended December 31, 2015, which was primarily due to net proceeds of $68.3 million from the public follow-on offering of common stock, net proceeds of $22.0 million from the sale of common stock through Cowen pursuant to the ATM sales facility and $16.4 million of net proceeds from our December 23, 2015 borrowing under our term loan agreement with Oxford Finance LLC and Pacific Western Bank.

        Net cash provided by financing activities was $109.2 million for the year ended December 31, 2014, which was primarily due to net proceeds from the issuance of common stock in our IPO and our follow-on offering, as well as net proceeds from our initial borrowing under our term loan agreement on September 19, 2014 with Oxford Finance LLC and Pacific Western Bank.

        Both periods presented also include proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

        We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to increase in the near term as we continue to fund our Phase 3 clinical program for oliceridine (TRV130) and prepare for commercialization of this product candidate, and continue preclinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the sales and marketing of any future products.

        We believe that our cash and cash equivalents and marketable securities as of December 31, 2015, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2018. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations in 2018 and beyond. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

        In addition to potential equity and convertible financings, on or before December 31, 2016, we may have the option to draw $16.5 million under our existing loan and security agreement with Oxford Finance LLC and Pacific Western Bank, subject to the satisfaction of specified conditions related to the results of our Phase 2b clinical trial of TRV027.

        Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

  •
  the progress, timing and results of the recently initiated Phase 3 clinical program for oliceridine and the results of the Phase 2 clinical program for TRV027;

  •
  whether Allergan exercises its option to license TRV027;

  •
  our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including, for example, TRV734;

  •
  the number and development requirements of any other product candidates that we may pursue;

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

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$1,527,056	$305,851	$636,772	$584,433	$—
Loans payable, net	18,500,000	—	11,384,615	7,115,385	—

Total	$20,027,056	$305,851	$12,021,387	$7,699,818	$—

(1)
Operating lease obligations reflect our obligation to make payments in connection with the lease for our office space.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Option and License Agreements and Other Commitments

        For a description of our agreement with Allergan, see "—Option and License Agreements with Allergan plc" above.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework" (COSO). Based on our assessments we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Trevena, Inc.

        We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trevena, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Ernst and Young LLP

Philadelphia, Pennsylvania
March 9, 2016

TREVENA, INC.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46,773,566	$36,205,559
Marketable securities	125,864,447	70,698,640
Prepaid expenses and other current assets	1,892,217	669,155

Total current assets	174,530,230	107,573,354
Property and equipment, net	696,280	553,294
Restricted cash	112,620	112,410
Intangible asset, net	14,844	—

Total assets	$175,353,974	$108,239,058

Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$6,749,625	$4,342,480
Accrued expenses and other current liabilities	3,029,782	2,578,269
Deferred revenue	3,750,000	—
Deferred rent	43,907	38,359

Total current liabilities	13,573,314	6,959,108
Loans payable, net	18,185,898	1,692,884
Capital lease, net of current portion	7,942	10,677
Deferred rent, net of current portion	238,917	281,885
Warrant liability	153,238	82,851
Other long term liabilities	63,200	8,025

Total liabilities	32,222,509	9,035,430
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 50,802,603 and 39,241,173 shares issued and outstanding at December 31, 2015 and 2014, respectively	50,802	39,241
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued	—	—
Additional paid-in capital	325,784,484	231,152,894
Accumulated deficit	(182,497,965)	(131,969,725)
Accumulated other comprehensive loss	(205,856)	(18,782)

Total stockholders' equity	143,131,465	99,203,628

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$175,353,974	$108,239,058

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2015	2014
Revenue:
Collaboration revenue	$6,250,000	$—

Total revenue	6,250,000	—

Operating expenses:
General and administrative	12,797,010	9,403,254
Research and development	44,074,157	40,546,666

Total operating expenses	56,871,167	49,949,920

Loss from operations	(50,621,167)	(49,949,920)
Other income (expense):
Change in fair value of warrant liability	(70,387)	122,412
Miscellaneous income	174,338	184,015
Loss on asset disposal	(7,864)	(4,104)
Interest income	331,205	17,372
Interest expense	(334,365)	(70,650)

Total other income	92,927	249,045

Net loss	(50,528,240)	(49,700,875)
Accretion of redeemable convertible preferred stock	—	(28,521)

Net loss attributable to common stockholders	$(50,528,240)	$(49,729,396)

Other comprehensive income, net:
Change in unrealized loss on marketable securities	(187,074)	(18,782)

Other comprehensive loss	(187,074)	(18,782)

Comprehensive loss	$(50,715,314)	$(49,748,178)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.15)	$(2.02)

Weighted average shares outstanding, basic and diluted	43,794,276	24,655,603

See accompanying notes to financial statements.

TREVENA, INC.
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
For the Period From January 1, 2014 to December 31, 2015

	Redeemable Convertible Preferred Stock									Stockholders' Equity
	Series A		Series B		Series B-1		Series C			Common Stock
														Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Deficit
Balance, January 1, 2014	25,074,999	$25,024,373	30,800,000	$30,778,700	4,750,000	$4,823,079	36,764,704	$59,935,986	$120,562,138	957,756	$958	$697,283	$(82,268,850)	—	$(81,570,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,383,399	—	—	2,383,399
Exercise of stock options	—	—	—	—	—	—	—	—	—	186,682	186	111,592	—	—	111,778
Accretion of Series A, Series B/B-1 and Series C convertible preferred stock to its redemption value	—	1,688	—	709	—	23,990	—	2,134	28,521	—	—	(28,521)	—	—	(28,521)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026,061)	—	—	—	—	—	—	(25,026,061)	4,044,354	4,044	25,022,017	—	—	25,026,061
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,779,409)	—	—	—	—	(30,779,409)	4,967,741	4,968	30,774,441	—	—	30,779,409
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)	(4,847,069)	—	—	(4,847,069)	766,129	766	4,846,303	—	—	4,847,069
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—	—	(36,764,704)	(59,938,120)	(59,938,120)	5,929,789	5,930	59,932,190	—	—	59,938,120
Net conversion of preferred stock warrants common stock upon initial public offering	—	—	—	—	—	—	—	—	—	20,273	20	(20)	—	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	—	—	—	145,256	—	—	145,256
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,000	—	—	1,000
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	22,368,449	22,369	107,267,954	—	—	107,290,323
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,782)	(18,782)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(49,700,875)	—	(49,700,875)

Balance, December 31, 2014	—	—	—	—	—	—	—	—	—	39,241,173	39,241	231,152,894	(131,969,725)	(18,782)	99,203,628
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	3,426,730	—	—	3,426,730
Exercise of stock options	—	—	—	—	—	—	—	—	—	384,033	384	905,403	—	—	905,787
Net exercise of common stock warrant	—	—	—	—	—	—	—	—	—	2,397	2	(2)	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	4,000	—	—	4,000
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	11,175,000	11,175	90,295,459	—	—	90,306,634
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(187,074)	(187,074)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(50,528,240)	—	(50,528,240)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—	50,802,603	$50,802	$325,784,484	$(182,497,965)	$(205,856)	$143,131,465

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(50,528,240)	$(49,700,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,897	239,390
Stock-based compensation	3,426,730	2,383,399
Noncash interest expense on loans	179,747	33,442
Loss on disposal of assets	10,520	5,015
Revaluation of warrant liability	70,387	(122,412)
Amortization of bond premium on marketable securities	1,210,205	—
Changes in operating assets and liabilities:
Prepaid expenses, offering costs and other assets	(1,223,272)	3,196,559
Accounts payable and accrued expenses	2,821,066	4,187,552
Deferred revenue	3,750,000	—

Net cash used in operating activities	(40,074,960)	(39,777,930)

Investing activities:
Purchase of property and equipment	(361,247)	(440,381)
Purchase of intangible asset	(15,000)	—
Purchase of marketable securities	(56,563,087)	(70,717,422)

Net cash used in investing activities	(56,939,334)	(71,157,803)

Financing activities:
Proceeds from exercise of common stock options	905,787	111,778
Proceeds from loans payable, net	16,368,443	1,775,012
Proceeds from issuance of common stock, net	90,310,634	107,290,323
Capital lease payments	(2,563)	(1,019)

Net cash provided by financing activities	107,582,301	109,176,094

Net increase (decrease) in cash and cash equivalents	10,568,007	(1,759,639)
Cash and cash equivalents—beginning of period	36,205,559	37,965,198

Cash and cash equivalents—end of period	$46,773,566	$36,205,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$154,618	$37,209

Capital lease additions	$—	$14,259

Fair value of common stock warrants issued	$4,000	$1,000

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2015

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

Liquidity

        At December 31, 2015, the Company had an accumulated deficit of $182.5 million. The net loss was $50.5 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively. The Company expects its cash and cash equivalents of $46.8 million and marketable securities of $125.9 million as of December 31, 2015, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into 2018.

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

Use of Estimates

        Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified common stock warrants, and the accounting for research and development costs, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, Investments and Concentration of Credit Risk and Off-Balance Sheet Risk

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

        The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair market value. The Company maintains a portion of its cash and cash equivalent balances in money market mutual funds that invest substantially all of their assets in U.S. government agency securities, U.S. Treasury securities reverse repurchase agreements, or RRAs. RRAs are collateralized by deposits in the form of 'Government Securities and Obligations' for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral, as the Company is not permitted to sell or repledge the associated collateral.

        The Company maintains its marketable securities balances in the form of U.S. Treasury and U.S. government agency securities. The Company classifies its marketable securities as "available-for-sale", pursuant to ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income/(loss) included in stockholders' equity. As of December 31, 2015 and 2014, the Company had $125.9 million and $70.7 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

        The fair value of our investments is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk of underlying security and overall capital market liquidity. The company reviews unrealized losses associated with available-for-sale securities to determine the classification as "temporary" or "other-than-temporary" impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company's cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the years ended December 31, 2015 and 2014. The Company recorded unrealized losses of $187,074 and $18,782 during the years ended December 31, 2015 and 2014, respectively. Realized gains and losses are included in interest income in the statement of operations and comprehensive loss on a specific identification basis. The Company did not record any realized gains or losses during the years ended December 31, 2015 and 2014.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        The Company maintains a letter of credit totaling $112,000 as collateral for the Company's facility lease obligations in Pennsylvania and has recorded this and accumulated interest thereon as restricted cash on its balance sheet.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company's loans payable at December 31, 2015 and 2014 approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. The common stock warrants are carried at fair value as disclosed below.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

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

Intangible Asset

        Identifiable intangible assets are initially recorded at fair market value at the time of acquisition, utilizing a cost approach and the initial value is amortized over the expected useful life of the asset. The Company also capitalizes costs incurred to renew or extend the term of recognized intangible assets.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        In 2015, the Company recorded an intangible asset of $15,000 related to the Company website and expects to recognize approximately $1,875 in amortization over each of the next eight years. Amortization expense on intangible assets was $156 for the year ended December 31, 2015.

        The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company's consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence of events or changes in circumstances that indicate the carrying amount of an asset may not be recovered. The Company's judgements regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our Company, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible assets to fair value. The Company believes the future cash flows to be received from its intangible asset will exceed the intangible asset carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2015.

Common Stock Warrants

        Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities (see Note 3 for additional information).

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Research and Development

        Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel and stock based compensation of our research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; other laboratory supplies; allocated facilities, depreciation and other expenses, which include rent and utilities; insurance; and costs associated with preclinical activities and regulatory operations.

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

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company's clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

        At December 31, 2015, the Company had one stock-based compensation plan, which is more fully described in Note 7. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations and Comprehensive Loss.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plan for the years ended December 31, 2015 and 2014.

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

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss relates to unrealized investment losses on the Company's marketable securities for the years ended December 31, 2015 and 2014.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Share of Common Stock

        Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred stock, warrants to purchase preferred stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants to purchase preferred stock, and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares, options and warrants are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

        On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. Although the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company elected early adoption during the first quarter of 2015, which resulted in a balance sheet adjustment as of December 31, 2014 of $98,401 to other assets and loans payable, net. The Company's adoption of this standard had no impact on its results of operations or cash flows. See Note 6.

        In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the transition method we will elect. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

3. Fair Value of Financial Instruments

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

3. Fair Value of Financial Instruments (Continued)

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

Cash, Cash Equivalents and Marketable Securities

        All highly liquid investments that have maturities of three months or less when acquired are considered by the Company to be cash equivalents and are valued at cost, which approximates fair market value. The Company classifies its marketable securities as "available-for-sale", carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income/(loss) included in stockholders' equity. There were no charges taken for other-than-temporary declines in fair value of investments during the years ended December 31, 2015 and 2014. The following table presents the Company's cash and available-for-sale securities' adjusted cost, gross

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

3. Fair Value of Financial Instruments (Continued)

unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or marketable securities as of December 31, 2015 and 2014:

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$20,672,737	$—	$—	$20,672,737	$20,672,737	$—
Level 1(1):
Money market funds	4,100,829	—	—	4,100,829	4,100,829	—
U.S. Treasury securities	12,020,862	92	(1,434)	12,019,520	—	12,019,520

Subtotal	16,121,691	92	(1,434)	16,120,349	4,100,829	12,019,520

Level 2(2):
Repurchase agreements	22,000,000	—	—	22,000,000	22,000,000	—
U.S. government agency securities	114,049,441	269	(204,783)	113,844,927	—	113,844,927

Subtotal	136,049,441	269	(204,783)	135,844,927	22,000,000	113,844,927

Total	$172,843,869	$361	$(206,217)	$172,638,013	$46,773,566	$125,864,447

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,141,548	$—	$—	$7,141,548	$7,141,548	$—
Level 1(1):
Money market funds	29,064,011	—	—	29,064,011	29,064,011	—
U.S. Treasury securities	70,717,422	258	(19,040)	70,698,640	—	70,698,640

Subtotal	99,781,433	258	(19,040)	99,762,651	29,064,011	70,698,640

Total	$106,922,981	$258	$(19,040)	$106,904,199	$36,205,559	$70,698,640

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

        As of December 31, 2015, the Company held $22.5 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

3. Fair Value of Financial Instruments (Continued)

        The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2015 or 2014.

Warrant Liability

        At December 31, 2015, there is an outstanding warrant to purchase up to 20,161 shares of the Company's common stock with a fair value recorded as a liability of $153,238 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of January 1, 2014	$350,519
Amounts acquired or issued	—
Changes in estimated fair value	(122,412)
Amounts reclassified to additional paid-in capital	(145,256)

Balance as of December 31, 2014	82,851
Amounts acquired or issued	—
Changes in estimated fair value	70,387

Balance as of December 31, 2015	$153,238

        On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at December 31, 2015 and 2014 to determine the warrant liability:

	December 31,
	2015	2014
	Common stock warrant liability	Common stock warrant liability
Estimated remaining term	6.3 years	7.3 years
Risk-free interest rate	2.0%	2.0%
Volatility	67.4%	71.8%
Dividend yield	0%	0%
Fair value of underlying instrument*	$10.50	$5.98

*
Trevena, Inc. closing stock price.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

3. Fair Value of Financial Instruments (Continued)

        The warrant liability is recorded on its own line item on the Company's balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive loss.

        In connection with the issuance of debt, on September 19, 2014 and December 23, 2015, the Company issued to the lenders and the placement agent in the transaction warrants to purchase an aggregate of 42,639 shares of the Company's common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 6 for additional information.

4. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2015	2014
Laboratory equipment	$1,796,355	$1,616,420
Computers and software	503,462	554,658
Office equipment and furniture	281,350	270,845
Leasehold improvements	2,061,498	1,986,156
Leased assets	14,259	14,259

Total property and equipment	4,656,924	4,442,338
Less accumulated depreciation and amortization	(3,960,644)	(3,889,044)

Property and equipment, net	$696,280	$553,294

        Depreciation and amortization expense was $207,897and $239,390 for the years ended December 31, 2015 and 2014, respectively.

5. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Compensation and benefits	$2,599,565	$1,628,102
Clinical trial expenses	401,029	846,199
Other research and development expenses	—	96,088
Other accrued expenses and other current liabilities	29,188	7,880

Total accrued expenses and other current liabilities	$3,029,782	$2,578,269

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

6. Loans Payable

        In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), or the lenders, pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. On April 13, 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company may now, at its sole discretion, borrow from the lenders an additional $16.5 million under Term Loan C, at any time on or before December 31, 2016, subject to the satisfaction of specified conditions related to the results of the Company's Phase 2b clinical trial of TRV027.

        The proceeds from Term Loan A and Term Loan B, and future proceeds, if any, from Term Loan C, may be used to satisfy the Company's future working capital needs, potentially including the development of its clinical and preclinical product candidates.

        Borrowings accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2017 (the interest only termination date), after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Both the interest only termination date and the maturity date may be further modified as follows if the Company meet the conditions related to the Phase 2b trial of TRV027 by December 31, 2016:

  •
  the interest only termination date will be extended until January 1, 2018, and

  •
  the maturity date will be extended to December 1, 2020 if the Company also has received net cash proceeds of at least $50.0 million from its existing option and license with Allergan or another strategic partnership satisfactory to the lenders.

        The Company paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if the Company repays Term Loan A and Term Loan B prior to the applicable maturity date, it will pay the Lenders a prepayment fee of 3.00% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.00% percent of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.00% percent of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

6. Loans Payable (Continued)

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

        Three Point Capital, LLC served as a placement agent in connection with the term loans. The Company paid the agent $65,000 upon execution of the agreement and $87,500 upon its draw of Term Loan B; the Company will be obligated to pay up to an additional $87,500 if it draws on Term Loan C.

        In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. If the Company draws on Term Loan C, it will issue additional warrants to purchase shares of Trevena common stock on substantially the same terms as those contained in the initial warrants. The number of shares underlying these additional warrants will depend on the amount of additional borrowings.

        As of December 31, 2015, Term Loans A and B have been issued, all of which remains outstanding as of such date. Interest expense of $164,667 and $36,833 was recorded during the years ended December 31, 2015 and 2014, respectively. The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The Company incurred lender and third party costs of $44,058 and $87,500, respectively, related to the issuance of Term Loan B. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of Term Loan A using the effective interest method. A total of $124,572 and $25,417 of debt discount and debt issuance costs was amortized to interest expense during the years ended December 31, 2015 and 2014, respectively.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

6. Loans Payable (Continued)

        The following table summarizes how the issuance of Term Loans A and B are reflected on the balance sheet at December 31, 2015:

December 31, 2015
Gross proceeds	$18,500,000
Debt discount	(168,501)
Debt issuance costs	(145,601)

Carrying value	$18,185,898

        Aggregate maturities of long term debt as of December 31, 2015 are as follows:

2016	—
2017	5,692,308
2018	5,692,307
2019	5,692,308
2020	1,423,077

18,500,000
Debt Discount and deferred financing costs	(314,102)

18,185,898

7. Stockholders' Equity

Equity Offerings

        On September 16, 2015, the Company issued and sold 7,475,000 shares of common stock in a public offering at a price of $9.75 per share, for gross proceeds of approximately $72.9 million. The net offering proceeds to the Company were approximately $68.3 million, after deducting underwriting discounts and commissions of approximately $4.4 million and offering costs of $0.2 million.

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

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

7. Stockholders' Equity (Continued)

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

        Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of December 31, 2015 and December 31, 2014, respectively. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2015. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

Equity Incentive Plans

        In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the "2008 Plan") that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.

        In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014 (collectively, the "2013 Plan"). The 2013 Plan became effective upon the Company's entry into the underwriting agreement related to its initial public offering (IPO) in January 2014 and, as of such date, the Company may not make further grants under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an "evergreen" provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015.

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

        The estimated grant-date fair value of the Company's share-based awards is amortized ratably over the awards' service periods. Share-based compensation expense recognized was as follows:

	Year Ended December 31,
	2015	2014
Research and development	$1,460,061	$1,129,244
General and administrative	1,966,669	1,254,155

Total stock-based compensation	$3,426,730	$2,383,399

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

7. Stockholders' Equity (Continued)

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	2,795,746	$2.52	8.45
Granted	1,095,042	6.75
Exercised	(186,687)	0.60
Forfeitures	(129,651)	7.20

Balance, December 31, 2014	3,574,450	$3.75	8.06
Granted	1,645,960	7.16
Exercised	(384,033)	2.36
Forfeitures	(206,304)	6.04

Balance, December 31, 2015	4,630,073	$4.98	7.87

Vested or expected to vest at December 31, 2015	4,488,894	$4.91

Exercisable at December 31, 2015	1,941,347	$3.10

        The intrinsic value of the options exercisable as of December 31, 2015 was $14.4 million, based on the Company's closing stock price of $10.50 per share and a weighted average exercise price of $3.10 per share.

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

        The per-share weighted-average grant date fair value of the options granted to employees and directors during the year ended December 31, 2015 and 2014 was estimated at $4.49 and $4.43 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected term of options (in years)	6.2	5.8
Risk-free interest rate	1.7%	1.8%
Expected volatility	68.5%	75.9%
Dividend yield	0%	0%

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

7. Stockholders' Equity (Continued)

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

  •
  Estimated forfeiture rate:  The Company's estimated annual forfeiture rate on 2015 and 2014 stock option grants was 9% and 7%, respectively, based on the historical forfeiture experience.

        The fair value of the Company's common stock, prior to the IPO, was determined by its board of directors with assistance from its management. The board of directors and management considered numerous objective and subjective factors in the assessment of fair value, including the price for the Company's preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, the Company's financial condition and results of operations during the relevant periods and the status of strategic initiatives. These estimates involved a significant level of judgment.

        As of December 31, 2015, there was $9.0 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.76 years.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

7. Stockholders' Equity (Continued)

Shares Available for Future Grant

        At December 31, 2015, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2014	829,364
Authorized	1,569,646
Granted	(1,645,960)
Forfeitures/Expirations	206,304

Available at December 31, 2015	959,354

Shares Reserved for Future Issuance

        At December 31, 2015, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	4,630,073
Shares available for future grant under 2013 Plan	959,354
Employee stock purchase plan	225,806
Warrants outstanding	62,800

5,878,033

8. Commitments and Contingencies

Licenses

        On May 3, 2013, the Company entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which the Company granted to Allergan an exclusive option to license its product candidate, TRV027. If Allergan exercises this option, the license agreement between the Company and Allergan will become effective and Allergan will have an exclusive worldwide license to develop and commercialize TRV027 and specified related compounds. At the Company's request, Allergan will consider in good faith whether to grant the Company the right to co-promote the licensed products in the United States under terms to be agreed upon by the parties. Allergan will be responsible for subsequent development, regulatory approval and commercialization of TRV027 at Allergan's sole cost and expense.

        Under the option agreement, the Company is conducting, at its expense, a Phase 2b trial of TRV027 in acute heart failure, or AHF. In March 2015, Allergan and the Company signed a letter agreement pursuant to which Allergan paid the Company $10.0 million to fund the expansion of the Phase 2b trial of TRV027 from 500 patients to 620 patients. As part of this agreement, the Company and Allergan agreed to certain testing and analysis with respect to the study. The extended Phase 2b trial and related analysis are currently expected to be completed in the second quarter of 2016. Collaboration revenue will be recognized on a straight line basis over the study period. At the end of each reporting period, the Company will reassess the trial completion date and adjust the recognition period if necessary. The March 2015 letter agreement does not otherwise amend the terms of the May

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

8. Commitments and Contingencies (Continued)

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

        If the license agreement becomes effective, Allergan has the right to grant sublicenses under the license agreement to affiliates and third parties. Any sublicensing does not act to relieve Allergan of any of its obligations under the license agreement, including Allergan's obligation to make milestone payments to the Company with respect to TRV027 or pay royalties to the Company on sales of TRV027 by such sublicensee. Under the license, both Allergan and the Company have the right to terminate the agreement in the event of an uncured material breach or insolvency of the other party. In addition, Allergan is permitted to terminate the license agreement without cause at any time upon prior written notice or immediately for product safety reasons. Following a termination of the license agreement, all licenses granted to Allergan would terminate, and Allergan would grant the Company an exclusive royalty-bearing license under specified patents and know-how to develop and commercialize reverted licensed products. If not terminated, the license agreement would remain in effect until the expiration of the last royalty term for the last licensed product.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

8. Commitments and Contingencies (Continued)

Operating Leases

        The Company leases office and laboratory space in Pennsylvania. The Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In July 2013, the Company extended the lease for the Company's office and laboratory lease in Pennsylvania until September 2020. In 2014 and 2015, the Company extended the square footage of the lease. The Company has the option to terminate the lease after May 31, 2018 with a required termination payment of $150,000. In addition, the Company leases vivarium space in Pennsylvania. The vivarium lease can be terminated at any time upon 90 days' written notice by the Company.

        Rent expense under operating leases was $589,762 and $489,810 in 2015 and 2014, respectively.

        Future minimum lease payments, including termination fees, under noncancelable lease agreements as of December 31, 2015, are as follows:

Operating Lease
2016	$305,851
2017	314,208
2018	322,564
2019	330,921
2020 and beyond	253,512

Total minimum lease payments	$1,527,056

        The Company had deferred rent of $282,824 and $320,244 at December 31, 2015 and 2014, respectively. This balance related entirely to the Pennsylvania office and laboratory lease.

Legal Proceedings

        The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

9. Revenue

        For the year ended December 31, 2015, the Company recognized collaboration revenue of $6.3 million related to its March 2015 letter agreement with Allergan. The terms of this agreement contain multiple deliverables which include (i) research and development activities and (ii) testing and analysis related to the ongoing Phase 2b trial of TRV027 in exchange for a nonrefundable upfront fee of $10.0 million. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.

        For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB's Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which provides guidance for separating and allocating consideration in a multiple element arrangement. Deliverables under the arrangement are separate units of accounting if the

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

9. Revenue (Continued)

delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company's control. The consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgement in determining whether a deliverable is a separate unit of accounting.

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

10. Net Loss Per Common Share

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(50,528,240)	$(49,700,875)
Accretion of redeemable convertible preferred stock	—	(28,521)

Net loss attributable to common stockholders	$(50,528,240)	$(49,729,396)

Weighted average common shares outstanding	43,794,276	24,655,603

Net loss per share of common stock—basic and diluted	$(1.15)	$(2.02)

        The following outstanding securities at December, 31, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2015	2014
Options outstanding	4,630,073	3,574,450
Warrants	62,800	30,258

Total	4,692,873	3,604,708

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

11. Comprehensive Loss

        The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax:

Balance, January 1, 2014	$—
Net unrealized loss arising during the period	18,782

Balance, December 31, 2014	$18,782
Net unrealized loss arising during the period	187,074

Balance, December 31, 2015	$205,856

        There were no reclassifications out of accumulated other comprehensive income or loss during the years ended December 31, 2015 and 2014. There was no tax effect during the years ended December 31, 2015 and 2014.

12. Income Taxes

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

        The Company has not recorded a current or deferred income tax expense or benefit since its inception.

        The Company's loss before income taxes was $50.5 million and $49.7 million for the years ended December 31, 2015 and 2014, respectively, and was generated entirely in the United States.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

12. Income Taxes (Continued)

        Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are the following:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$11,649,441	$9,245,934
Research and development credits	6,824,974	5,101,755
Research and development expenses capitalized for tax purposes	61,073,917	43,038,057
Deferred rent	103,454	129,998
Depreciation	552,235	476,799
Other temporary differences	653,078	458,413

Total deferred tax assets	80,857,099	58,450,956
Deferred tax liabilities:
Prepaid expenses	(81,706)	(90,385)

Total deferred tax liabilities	(81,706)	(90,385)

Net deferred tax assets	80,775,393	58,360,571
Less valuation allowance	(80,775,393)	(58,360,571)

Net deferred tax asset	$—	$—

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014. The valuation allowance increased by $22.4 million and $22.1 million during the years ended December 31, 2015 and 2014, respectively, due primarily to the generation of net operating losses during the periods.

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

12. Income Taxes (Continued)

        A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2015	2014
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Permanent Differences	0.1%	(0.6)%
State taxes, net of federal benefit	6.6%	6.5%
Research and development credit	3.9%	3.9%
Other	0.3%	—
Change in valuation allowance	(44.9)%	(43.8)%

Effective income tax rate	0.0%	0.0%

        As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $28.7 million and $22.8 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027. As of December 31, 2015 and 2014, the Company also had U.S. state net operating loss carryforwards of $28.7 million and $22.8 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2027. As of December 31, 2015 and 2014, the Company had federal research and development tax credit carryforwards of $6.8 million and $4.7 million, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2027.

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

        The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

        For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A

TREVENA, INC.

Notes to Financial Statements (Continued)

December 31, 2015

12. Income Taxes (Continued)

full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance. The Protecting Americans from Tax Hikes Act of 2015, enacted December 18, 2015, permanently extends the research and development credit. The Company recorded a credit of $2.4 million for 2015. The Tax Increase Prevention Act of 2014, enacted December 19, 2014, reinstated the research and development credit through December 31, 2014, and the Company recorded a credit of $1.8 million for 2014.

        The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

13. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During 2015 and 2014, the Company provided matching contributions of $319,282 and $204,537, respectively.

14. Subsequent Events

        In February 2016, the Company issued and sold 1,350,755 shares of common stock through Cowen, pursuant to an at-the-market (ATM) sales facility dated April 3, 2015. The shares were sold at a weighted average price per share of $9.00. The net offering proceeds to the Company were approximately $11.8 million after deducting related expenses, including commissions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015.

        Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption "Item 1. Election of Directors" in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Executive Officers

        The information concerning our executive offers required by this Item 10 is provided under the caption "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Code of Ethics

        The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption "Code of Ethics" in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Audit Committee

        The information required by this Item 10 with respect to our Audit Committee is incorporated herein by reference to the information contained under the caption "Corporate Governance" in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our financial statements and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        Report of Independent Registered Public Accounting Firm.

        Balance Sheets as of December 31, 2015 and 2014.

  Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014.

  Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity for the years ended December 31, 2015 and 2014.

        Statements of Cash Flows for the years ended December 31, 2015 and 2014.

        Notes to Financial Statements for the years ended December 31, 2015 and 2014.

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
4.3
Form Warrant issued by Trevena, Inc. to Oxford Finance LLC, Pacific Western Bank and Three Point Capital, LLC (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2015).
10.1	*
License Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Allergan plc) (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

Exhibit Number		Description
10.2	*	Option Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Allergan plc) (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.3
Letter Agreement dated March 5, 2015 between Trevena, Inc. and Actavis plc (now Allergan plc) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 10, 2015).
10.4
Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.5
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
10.7
Commercial Lease Agreement, dated as of August 4, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.8
Amendment No. 1 to Commercial Lease Agreement, dated as of December 8, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.9
Amendment No. 2 to Commercial Lease Agreement, dated as of July 3, 2013, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.10
Third Amendment to Commercial Lease Agreement, dated as of February 21, 2014, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-200386), originally filed with the SEC on November 20, 2014).
10.11
4th Amendment to Commercial Lease Agreement dated as of January 30, 2015, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor-in-interest KOPBC, Inc.) (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

Exhibit Number		Description
10.12	+	2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.13	+
Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.14	+
2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.15	+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.16	+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).
10.17	+
Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.18	+
Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the SEC on January 5, 2015).
10.19	+	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed with the SEC on July 1, 2014).
10.20	+
Trevena, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the SEC on December 11, 2015).
10.21	+
2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.22	+
Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).
10.23	+
Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Maxine Gowen (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).
10.24	+
Amendment to Executive Employment Agreement dated as of May 14, 2015 by and between Trevena, Inc. and Maxine Gowen, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on May 5, 2015).
10.25	+
Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Michael Lark (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).

Exhibit Number		Description
10.26	+	Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Roberto Cuca (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).
10.27	+
Employment Agreement, dated as of January 31, 2014, by and between the Registrant and David Soergel (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed with the SEC on March 20, 2014).
10.29	+
Employment Agreement dated as of May 12, 2014, by and between the Registrant and John M. Limongelli (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on May 15, 2014).
10.30	+
Omnibus Amendment to Employment Agreements dated as of May 4, 2015 by and between Trevena, Inc. and each of Roberto Cuca, Michael Lark, John M. Limongelli and David Soergel (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 5, 2015).
10.31	+
Executive Employment Agreement effective as of May 4, 2015 by Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, originally filed with the SEC on May 5, 2015).
10.32	+
Executive Employment Agreement effective as of July 20, 2015 by and between Trevena, Inc. and Yacoub Habib (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on July 21, 2015).
10.33	+#	First Amendment to Executive Employment Agreement effective as of January 1, 2016 by and between Trevena, Inc. and Yacoub Habib.
10.34
Loan and Security Agreement, dated September 19, 2014, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 22, 2014).
10.35
First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the SEC on April 13, 2015).
10.36
Second Amendment to Loan and Security Agreement dated December 23, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as the successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2015).
10.37
Common Stock Sales Agreement, dated December 14, 2015, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the SEC on December 14, 2015).
12.1	#	Statement Regarding Computation of Ratios.
23.1	#	Consent of Independent Registered Public Accounting Firm.
24.1	#	Power of Attorney. Reference is made to the signature page hereto.
31.1	#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number		Description
31.2	#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	#
The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2015 and 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity as of December 31, 2015, (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

#
Filed herewith.

+
Indicates management contract or compensatory plan.

*
Portions of this exhibit, indicated by asterisks, have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment that has been granted by the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2016

TREVENA, INC.
By:	/s/ MAXINE GOWEN Maxine Gowen President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAXINE GOWEN Maxine Gowen	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2016
/s/ ROBERTO CUCA Roberto Cuca	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
/s/ LEON O. MOULDER, JR. Leon O. Moulder, Jr.	Chairman, Board of Directors	March 9, 2016
/s/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Director	March 9, 2016
/s/ ADAM M. KOPPEL Adam M. Koppel, M.D., Ph.D.	Director	March 9, 2016
/s/ JULIE H. MCHUGH Julie H. McHugh	Director	March 9, 2016
/s/ JAKE R. NUNN Jake R. Nunn	Director	March 9, 2016

Signature	Title	Date

/s/ ANNE M. PHILLIPS Anne M. Phillips, M.D.	Director	March 9, 2016
/s/ BARBARA YANNI Barbara Yanni	Director	March 9, 2016

EXHIBIT INDEX

Exhibit Number	Description
10.33	First Amendment to Executive Employment Agreement effective as of January 1, 2016 by and between Trevena, Inc. and Yacoub Habib.
12.1	Statement Regarding Computation of Ratios.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2015 and 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity as of December 31, 2015, (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.