Form 10-Q
period 2016-03-31
TREVENA INC
filed 2016-05-05
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value                                     Shares outstanding as of May 2, 2016: 52,174,299

i

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

You should refer to the “Risk Factors” section of this Quarterly Report and our Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,452,266	$46,773,566
Marketable securities	129,016,409	125,864,447
Prepaid expenses and other current assets	2,486,566	1,892,217
Total current assets	165,955,241	174,530,230
Property and equipment, net	823,515	696,280
Restricted cash	112,620	112,620
Intangible asset, net	14,375	14,844
Total assets	$166,905,751	$175,353,974
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,980,488	$6,749,625
Accrued expenses and other current liabilities	3,636,896	3,029,782
Deferred revenue	1,875,000	3,750,000
Deferred rent	45,996	43,907
Total current liabilities	9,538,380	13,573,314
Loans payable, net	18,219,788	18,185,898
Capital leases, net of current portion	14,312	7,942
Deferred rent, net of current portion	226,918	238,917
Warrant liability	111,751	153,238
Other long term liabilities	167,575	63,200
Total liabilities	28,278,724	32,222,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 52,170,958 and 50,802,603 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	52,171	50,802
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	338,821,662	325,784,484
Accumulated deficit	(200,276,944)	(182,497,965)
Accumulated other comprehensive income (loss)	30,138	(205,856)
Total stockholders’ equity	138,627,027	143,131,465
Total liabilities and stockholders’ equity	$166,905,751	$175,353,974

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration revenue	$1,875,000	$625,000
Total revenue	1,875,000	625,000
Operating expenses:
General and administrative	3,917,750	3,089,622
Research and development	15,753,087	10,598,993
Total operating expenses	19,670,837	13,688,615
Loss from operations	(17,795,837)	(13,063,615)
Other income (expense):
Change in fair value of warrant liability	41,487	(8,413)
Miscellaneous income	221,402	173,535
Interest income	193,134	39,469
Interest expense	(439,165)	(70,621)
Total other income	16,858	133,970
Net loss attributable to common stockholders	$(17,778,979)	$(12,929,645)
Other comprehensive income, net:
Change in unrealized gains on marketable securities	235,994	26,757
Other comprehensive income	235,994	26,757
Comprehensive loss	$(17,542,985)	$(12,902,888)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0. 33)
Weighted average common shares outstanding, basic and diluted	51,350,365	39,251,184

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2016 to March 31, 2016

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2016	50,802,603	$50,802	$325,784,484	$(182,497,965)	$(205,856)	$143,131,465
Stock-based compensation expense	—	—	1,202,726	—	—	1,202,726
Exercise of stock options	17,600	18	39,856	—	—	39,874
Issuance of common stock, net of issuance costs	1,350,755	1,351	11,794,596	—	—	11,795,947
Unrealized gain on marketable securities	—	—	—	—	235,994	235,994
Net loss	—	—	—	(17,778,979)	—	(17,778,979)
Balance, March 31, 2016	52,170,958	$52,171	$338,821,662	$(200,276,944)	$30,138	$138,627,027

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(17,778,979)	$(12,929,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,520	52,503
Stock-based compensation	1,202,726	613,887
Noncash interest expense on loans	138,264	37,909
Revaluation of warrant liability	(41,487)	8,413
Amortization of bond premium on marketable securities	417,628	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(594,349)	(840,710)
Accounts payable and accrued expenses	(2,173,561)	(2,351,995)
Deferred revenue	(1,875,000)	9,375,000
Net cash used in operating activities	(20,647,238)	(6,034,638)

Investing activities:
Purchase of property and equipment	(175,341)	(89,389)
Maturities of marketable securities	23,944,000	—
Purchase of marketable securities	(27,277,595)	(1,124,420)
Net cash used in investing activities	(3,508,936)	(1,213,809)

Financing activities:
Proceeds from exercise of common stock options	39,874	179,408
Proceeds from issuance of common stock, net	11,795,947	—
Capital lease payments	(947)	(625)
Net cash provided by financing activities	11,834,874	178,783
Net decrease in cash and cash equivalents	(12,321,300)	(7,069,664)
Cash and cash equivalents—beginning of period	46,773,566	36,205,559
Cash and cash equivalents—end of period	$34,452,266	$29,135,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$300,901	$32,712
Capital lease additions	$8,944	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2016

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

Liquidity

At March 31, 2016, the Company had an accumulated deficit of $200.3 million. The Company’s net loss was $17.8 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively. The Company expects its cash and cash equivalents of $34.5 million and marketable securities of $129.0 million as of March 31, 2016, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s functional currency is the U.S. dollar.

Unaudited Interim Financial Information

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations, its comprehensive income (loss) and its cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes related to the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-

classified common stock warrants, and the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Cash, Cash Equivalents, Investments and Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and restricted cash. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair market value. The Company maintains a portion of its cash and cash equivalent balances in money market mutual funds that invest substantially all of their assets in U.S. government agency securities, U.S. Treasury securities and reverse repurchase agreements (“RRAs”). RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral, as the Company is not permitted to sell or repledge the associated collateral.

The Company maintains its marketable securities balances in the form of U.S. Treasury and U.S. government agency securities. The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC Topic 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. As of March 31, 2016 and December 31, 2015, the Company had $129.0 million and $125.9 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

The fair value of our investments is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk of underlying security and overall capital market liquidity. The company reviews unrealized losses associated with available-for-sale securities to determine the classification as “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income (loss). If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2015 and the year ended December 31, 2015. The Company recorded unrealized gains of $235,994 and $26,757 during the three months ended March 31, 2016 and 2015, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2016 and 2015.

The Company maintains a letter of credit totaling $112,000 as collateral for the Company’s facility lease obligations in Pennsylvania and has recorded this and accumulated interest thereon as restricted cash on its balance sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at March 31, 2016 and December 31, 2015 is the nominal value of the loan payable, which is the carrying value, exclusive of debt discount and deferred charges. This approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed below.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation- Stock Compensation (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make and accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method that they will elect. The adoption of these standards are not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments that have maturities of three months or less when acquired are considered by the Company to be cash equivalents and are valued at cost, which approximates fair market value. The Company classifies its marketable securities as “available-for-sale,” carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. There were no charges taken for other-than-temporary declines in fair value of investments during the three months ended March 31, 2016 and 2015. The following table presents the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or marketable securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,589,643	$—	$—	$6,589,643	$6,589,643	$—
Level 1(1):
Money market funds	4,562,623	—	—	4,562,623	4,562,623	—
Subtotal	4,562,623	—	—	4,562,623	4,562,623	—
Level 2(2):
Repurchase agreements	23,300,000	—	—	23,300,000	23,300,000	—
U.S. government agency securities	128,986,271	49,301	(19,163)	129,016,409	—	129,016,409
Subtotal	152,286,271	49,301	(19,163)	152,316,409	23,300,000	129,016,409
Total	$163,438,537	$49,301	$(19,163)	$163,468,675	$34,452,266	$129,016,409

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$20,672,737	$—	$—	$20,672,737	$20,672,737	$—
Level 1(1):
Money market funds	4,100,829	—	—	4,100,829	4,100,829	—
U.S. Treasury securities	12,020,862	92	(1,434)	12,019,520	—	12,019,520
Subtotal	16,121,691	92	(1,434)	16,120,349	4,100,829	12,019,520
Level 2(2):
Repurchase agreements	22,000,000	—	—	22,000,000	22,000,000	—
U.S. government agency securities	114,049,441	269	(204,783)	113,844,927	—	113,844,927
Subtotal	136,049,441	269	(204,783)	135,844,927	22,000,000	113,844,927
Total	$172,843,869	$361	$(206,217)	$172,638,013	$46,773,566	$125,864,447

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

As of March 31, 2016, the Company held $35.3 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers in or out of Level 3 in the hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015.

Warrants

At March 31, 2016, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability of $111,751 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2015	$153,238
Amounts acquired or issued	—
Changes in estimated fair value	(41,487)
Balance as of March 31, 2016	$111,751

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at March 31, 2016 and December 31, 2015 to determine the common stock warrant liability:

	March 31, 2016	December 31, 2015
Estimated remaining term	6.1 years	6.3 years
Risk-free interest rate	1.4%	2.0%
Volatility	67.9%	67.4%
Dividend yield	0%	0%
Fair value of underlying instrument*	$8.27	$10.50

*                                         Trevena, Inc. closing stock price.

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

In addition to the outstanding warrant to purchase 20,161 shares of common stock discussed above, the Company also has outstanding warrants to purchase an aggregate of 42,639 shares of the Company’s common stock. These warrants qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 6 for additional information.

4.  Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), (together the “lenders”), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. On April 13, 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company may now, at its sole discretion, borrow from the lenders an additional $16.5 million under Term Loan C, at any time on or before December 31, 2016, subject to the satisfaction of specified conditions related to the results of the Company’s Phase 2b clinical trial of TRV027.

The proceeds from Term Loan A and Term Loan B, and future proceeds, if any, from Term Loan C, may be used to satisfy the Company’s future working capital needs, potentially including the development of its clinical and preclinical product candidates.

Borrowings accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2017 (the interest only termination date), after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Both the interest only termination date and the maturity date may be further modified as follows if the Company meets the conditions to draw on Term Loan C based on the results of the Company’s Phase 2b trial of TRV027 by December 31, 2016:

•                  the interest only termination date will be extended until January 1, 2018; and

•                  the maturity date will be extended to December 1, 2020 if the Company also has received net cash proceeds of at least $50.0 million from its existing option and license with Allergan plc (“Allergan”) or another strategic partnership satisfactory to the lenders.

The Company paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if the Company repays Term Loan A and Term Loan B prior to the applicable maturity date, it will pay the lenders a prepayment fee of 3.00% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.00% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.00% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

In connection with entering into the original agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena common stock. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those described above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. If the Company draws on Term Loan C, it will issue additional warrants to purchase shares of Trevena common stock on substantially the same terms as those contained in the initial warrants. The number of shares underlying these additional warrants will depend on the amount of additional borrowings.

As of March 31, 2016, borrowings of $18.5 million attributable to Term Loans A and B remain outstanding. Interest expense of $300,625 and $32,500 was recorded during the three months ended March 31, 2016 and 2015, respectively. The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The Company incurred lender and third party costs of $44,058 and $87,500, respectively, related to the issuance of Term Loan B. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, Interest- Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of loans using the effective interest method. A total of $33,890 and $26,783 of debt discount and debt issuance costs was amortized to interest expense during the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes how the issuance of Term Loans A and B are reflected on the balance sheet at March 31, 2016:

March 31, 2016
Gross proceeds	$18,500,000
Debt discount	(149,820)
Debt issuance costs	(130,392)
Carrying value	$18,219,788

5. Stockholders’ Equity

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of March 31, 2016. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2016. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of any outstanding preferred stock and all outstanding stock options and warrants.

Equity Offerings

In February 2016, the Company issued and sold 1,350,755 shares of common stock through Cowen and Company, LLC, pursuant to an at-the-market sales facility dated December 14, 2015. The shares were sold at a weighted average price per share of $9.00. The net offering proceeds to the Company were approximately $11.8 million after deducting related expenses, including commissions.

Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the “2008 Plan”) that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on March 31, 2014 (collectively, the “2013 Plan”). The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its initial public offering  in January 2014 and, as of such date, the Company may not make further grants under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 2,032,104 shares, representing 4% of the total number of share of common stock outstanding on December 31, 2015.

Under both the 2008 Plan and the 2013 Plan, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$506,050	$227,801
General and administrative	696,676	386,086
Total stock-based compensation	$1,202,726	$613,887

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2015	4,630,073	$4.98	7.87
Granted	1,710,500	8.81
Exercised	(17,600)	2.27
Forfeitures	(28,375)	6.23
Balance, March 31, 2016	6,294,598	6.02	8.24
Vested or expected to vest at March 31, 2016	6,003,534	5.91
Exercisable at March 31, 2016	2,335,787	3.61

The intrinsic value of the options exercisable as of March 31, 2016 was $10.9 million, based on the Company’s closing stock price of $8.27 per share and a weighted average exercise price of $3.61 per share.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s common stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the quarter ended March 31, 2016 and 2015 was estimated at $5.47 and $4.21 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term of options (in years)	6.3	6.3
Risk-free interest rate	1.5%	1.7%
Expected volatility	67.8%	68.8%
Dividend yield	0%	0%

The weighted-average valuation assumptions were determined as follows:

•                  Risk-free interest rate:  The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options:  Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

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

•                  Estimated forfeiture rate:  The Company’s estimated annual forfeiture rate on stock option grants during 2016 and 2015 was 9%, based on the historical forfeiture experience.

At March 31, 2016, there was $16.2 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.25 years.

Shares Available for Future Grant

At March 31, 2016, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2015	959,354
Authorized	2,032,104
Granted	(1,710,500)
Forfeitures/Expirations	28,375
Available at March 31, 2016	1,309,333

Shares Reserved for Future Issuance

At March 31, 2016, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	6,294,598
Shares available for future grant under 2013 Plan	1,309,333
Employee stock purchase plan	225,806
Warrants outstanding	62,800
7,892,537

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

Under the option agreement, the Company conducted, at its expense, a Phase 2b trial of TRV027 in acute heart failure (“AHF”). In March 2015, Allergan and the Company signed a letter agreement pursuant to which Allergan paid the Company $10.0 million to fund the expansion of the Phase 2b trial of TRV027 from 500 patients to 620 patients. As part of this agreement, the Company and Allergan agreed to certain testing and analysis with respect to the study. The analysis related to the extended Phase 2b trial is currently expected to be completed in the second quarter of 2016. Collaboration revenue will be recognized on a straight line basis over the study period. At the end of each reporting period, the Company will reassess the trial completion date and adjust the recognition period if necessary. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. Allergan may exercise its option during the pendency of the Phase 2b clinical trial or during a specified time period after the Company delivers the data from the Phase 2b clinical trial to Allergan. During the option period, the Company is not permitted to negotiate for or enter into any agreement with a third party for the development and commercialization of TRV027 and its related compounds. Under specified circumstances linked to adverse changes in the market or related to the results from the Phase 2b trial of TRV027, Allergan has the right to renegotiate the terms of the license agreement. If Allergan exercises such right, the Company will be obligated to negotiate in good faith with Allergan for a period of time the terms of any new arrangement. If the Company and Allergan are unable to agree on the terms of any new arrangement, then the option agreement will terminate and for a specified period of time thereafter the Company may not offer a license to any third party on terms better than those last proposed by either the Company or Allergan during the negotiations.

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

7. Revenue

For the three months ended March 31, 2016 and 2015, the Company recognized collaboration revenue of $1.9 million and $625,000 related to its March 2015 letter agreement with Allergan. The terms of this agreement contain multiple deliverables which include (i) research and development activities and (ii) testing and analysis related to the Phase 2b trial of TRV027 in exchange for a nonrefundable upfront fee of $10.0 million. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(17,778,979)	$(12,929,645)
Accretion of redeemable convertible preferred stock	—	—
Net loss attributable to common stockholders	$(17,778,979)	$(12,929,645)
Weighted average common shares outstanding	51,350,365	39,251,184
Net loss per share of common stock—basic and diluted	$(0.35)	$(0.33)

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2016	2015
Options outstanding	6,294,598	4,494,427
Warrants	62,800	30,258
Total	6,357,398	4,524,685

9. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax:

Balance, December 31, 2015	$(205,856)
Net unrealized gain arising during the period	235,994
Balance, December 31, 2016	$30,138

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015. There was no tax effect during the three months ended March 31, 2016 and 2015.

10. Subsequent Events

On May 2, 2016, the company announced the FDA’s agreement to certain key elements of the company’s Phase 3 program for oliceridine to support a proposed indication for the management of moderate-to-severe acute pain.  The FDA also confirmed the need for at least 1,100 patients exposed to oliceridine across the development program for the purposes of evaluating safety and tolerability.

The oliceridine Phase 3 program includes two 375-patient, randomized, double-blind, placebo- and active-controlled, pivotal efficacy trials: the APOLLO-1 study, which will evaluate pain for 48 hours following bunionectomy; and the APOLLO-2 study, which will evaluate pain for 24 hours following abdominoplasty.  In each efficacy trial, patients will be randomized to receive placebo, morphine, or one of three regimens of oliceridine by patient-controlled analgesia (PCA) for the management of their post-operative pain. The primary endpoint for both APOLLO studies will be a responder analysis comparing active treatment arms to placebo. Secondary endpoints in both APOLLO studies will include comparisons of oliceridine efficacy, safety, and tolerability to morphine.  A respiratory safety endpoint will measure prevalence and duration of hypoventilation.

Both the APOLLO-1 and APOLLO-2 trials are expected to start in the second quarter of 2016. The Phase 3 open-label ATHENA-1 safety study commenced in January 2016 and is enrolling patients experiencing pain as a result of either a medical diagnosis or surgery.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Overview

Using our proprietary product platform, we have identified and are developing the following three differentiated product candidates:

•                  Oliceridine (TRV130):  We are developing oliceridine as a first line treatment for patients experiencing moderate to severe acute pain where IV administration is preferred.  On May 2, 2016, we announced U.S. Food and Drug Administration (FDA) agreement to certain key elements of our Phase 3 program for oliceridine.  In addition, we provided details of the planned Phase 3 studies, including two 375-patient, randomized, double-blind, placebo- and active-controlled, pivotal efficacy trials: the APOLLO-1 study, which will evaluate pain for 48 hours following bunionectomy; and the APOLLO-2 study, which will evaluate pain for 24 hours following abdominoplasty.  In each efficacy trial, patients will be randomized to receive placebo, morphine, or one of three regimens of oliceridine by patient-controlled analgesia (PCA) for the management of their post-operative pain. Both the APOLLO-1 and APOLLO-2 trials are expected to start in the second quarter of 2016, and the Phase 3 open-label ATHENA-1 safety study commenced in January 2016.  We have retained all worldwide development and commercialization rights to oliceridine, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval. In December 2015 and February 2016, we announced the FDA grant of Fast Track and Breakthrough Therapy designation, respectively, to oliceridine for the management of moderate to severe acute pain.

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

•                  TRV250:  We are developing TRV250, a G protein biased ligand targeting the delta receptor, as a compound with a potential first-in-class mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system indications, and based on target selectivity it is not expected to have the addiction liability or other opioid related adverse effects of mu opioid drugs like morphine or oxycodone. We have initiated preclinical development activities to support our submission of an investigational new drug application, or IND, to the FDA in the second half of 2016.

In addition to the above three product candidates, we identified and have completed the Phase 1 program for TRV734, an orally administered clinical compound expected to be used for first-line treatment of moderate to severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2016, we had an accumulated deficit of $200.3 million. Our net loss was $17.8 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV027, TRV250 or TRV734.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $18.5 million as of March 31, 2016. The facility also provides for an additional term loan tranche of $16.5 million that we may opt to draw if we receive positive data from the Phase 2 clinical trial of TRV027 before December 31, 2016.

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

Under the option agreement, we have conducted, at our expense, a Phase 2b clinical trial of TRV027 in AHF. The Phase 2b clinical trial was conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee, which has an equal number of representatives from us and from Allergan, with operational authority during the option period retained by us, subject to Allergan’s right to assume control in certain circumstances if we fail to conduct the development activities adequately.

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

We received no consideration upon the grant of the option to Allergan. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the Phase 2b trial from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue will be recorded on a straight-line basis through the expected term of the trial. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement. If Allergan exercises the option, we would receive a $65.0 million option exercise fee and could potentially receive up to $365.0 million in additional payments depending upon the achievement of future development and commercial milestones. We also could receive tiered royalties between 10% and 20% on net sales of licensed products worldwide, subject to specified deductions and offsets, with the royalty rates on net sales of licensed products in the United States being somewhat higher than the royalty rates on net sales of licensed products outside the United States. The term of the royalty on sales of TRV027 for a given country would extend until the latest to occur of (i) ten years from first commercial sale of TRV027 in that country, (ii) the expiration of the last to expire patent claiming TRV027 that is sufficient to block the entrance of a generic version of the product, or (iii) the expiration of any period of exclusivity granted by applicable law or any regulatory authority in such country that confers exclusive marketing rights on the product.

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

Borrowings accrue interest at a fixed rate of 6.50% per annum. We are required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2017, which we refer to as the interest only termination date, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Both the interest only termination date and the maturity date may be further modified as follows if we meet the conditions to draw on Term Loan C based on the results of our Phase 2b trial of TRV027 by December 31, 2016:

•                  the interest only termination date will be extended until January 1, 2018, and

•                  the maturity date will be extended to December 1, 2020 if we also have received net cash proceeds of at least $50.0 million from our existing option and license with Allergan or another strategic partnership satisfactory to the lenders.

We paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee ranging from 6.1% to 7.0% of the aggregate amounts borrowed. In addition, if we repay Term Loan A and Term Loan B prior to the applicable maturity date, we will pay the Lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. If we draw on Term Loan C, we will issue additional warrants to purchase shares of our common stock on substantially the same terms as those contained in the initial warrants.

The number of shares underlying these additional warrants will depend on the amount of additional borrowings.

Components of Operating Results

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of our  Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and will be recognized on a straight-line basis through the expected term of the trial.

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

Change in Fair Value of Warrant Liability

At March 31, 2016, there is an outstanding warrant to purchase up to 20,161 shares of our common stock with a fair value recorded as a liability of $111,751 as it contains a cash settlement feature upon certain strategic transactions. On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, we develop our own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded on its own line item on our balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

Other Income

Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Interest Expense

Interest expense consists of interest related to our outstanding loan balance.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2016-09, Compensation- Stock Compensation (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make and accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. We are evaluating the transition method we will elect. The adoption of these standards are not expected to have a material impact on our financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Change
Revenue:
Collaboration revenue	$1,875,000	$625,000	$1,250,000
Total revenue	1,875,000	625,000	1,250,000
Operating expenses:
General and administrative	3,917,750	3,089,622	828,128
Research and development	15,753,087	10,598,993	5,154,094
Total operating expenses	19,670,837	13,688,615	5,982,222
Loss from operations	(17,795,837)	(13,063,615)	(4,732,222)
Other income (expense):
Change in fair value of warrant liability	41,487	(8,413)	49,900
Miscellaneous income	221,402	173,535	47,867
Interest income	193,134	39,469	(153,665)
Interest expense	(439,165)	(70,621)	(368,544)
Total other income	16,858	133,970	(117,112)
Net loss attributable to common stockholders	$(17,778,979)	$(12,929,645)	$(4,849,334)

Revenue

Collaboration revenue increased $1.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to our entry into a letter agreement with Actavis plc, a predecessor to Allergan, on March 5, 2015. Under this agreement, Actavis paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue is being recorded on a straight-line basis through the expected term of the trial.

General and administrative expense

General and administrative expenses increased by $0.8 million, or 27%, for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, recruiting fees and market research expenditures.

Research and development expense

Research and development expenses increased by $5.2 million, or 49%, from $10.6 million for the three months ended March 31, 2015 to $15.8 million for the three months ended March 31, 2016. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2016	2015

Personnel related costs	$3,046,058	$2,223,587
Oliceridine (TRV130)	7,045,321	5,134,667
TRV027	3,452,584	2,121,196
Other research and development	2,209,124	1,119,543
	$15,753,087	$10,598,993

The increase in research and development expenses was primarily driven by (i) increased headcount and associated salary, benefit, bonus and stock based compensation expense, (ii) increased expenditures during 2016 on oliceridine including expenses associated with initiating our Phase 3 program partially offset by a decrease in expenses associated with the completion of the phase 2b abdominoplasty clinical trial, (iii) increased expenditures on the phase 2b clinical trial of TRV027 (BLAST-AHF) for the treatment of AHF due to increased enrollment in 2016 compared to 2015 and (iv) higher expenditures for discovery research and TRV250 preclinical development during 2016 partially offset by a decrease in expenditures on our TRV734 program.

Liquidity and Capital Resources

We incurred net losses of $17.8 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was $20.6 million and $6.0 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had an accumulated deficit of $200.3 million, working capital of $156.4 million, cash and cash equivalents of $34.5 million and marketable securities of $129.0 million. In February 2014, we completed our initial public offering, in December 2014 and September 2015 we completed underwritten follow-on offerings of common stock, and in February 2016, July 2015 and May 2015 we sold shares of common stock through Cowen and Company, LLC, or Cowen, pursuant to  at-the-market, or ATM, sales facilities (see “—Operating and Capital Expenditure Requirements” below).

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(20,647,238)	$(6,034,638)
Investing activities	(3,508,936)	(1,213,809)
Financing activities	11,834,874	178,783
Net decrease in cash and cash equivalents	$(12,321,300)	$(7,069,664)

Net cash used in operating activities

Net cash used in operating activities was $20.6 million for the three months ended March 31, 2016, consisting primarily of a net loss of $17.8 million partially offset by noncash adjustments of $1.8 million and changes in operating assets and liabilities of $4.6 million. Changes in operating assets and liabilities were primarily driven by a decrease of deferred revenue of $1.9 million associated with the payment received from Activis in March 2015 partially offset by a decrease in prepaid expenses and other assets of $0.6 million and a decrease in accounts payable and accrued expenses of $2.2 million. These changes result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2015, consisting primarily of a net loss of $12.9 million partially offset by noncash adjustments of $0.7 million and changes in operating assets and liabilities of $6.2 million. Changes in operating assets and liabilities were primarily driven by an increase of deferred revenue of $9.4 million associated with the payment received from Actavis in March 2015 partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in accounts payable and accrued expenses of $2.4 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $3.5 million and $1.2 million, respectively, and was due primarily to the investment of proceeds from our sales of common stock  into marketable securities partially offset by cash received from maturities of our marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $11.8 million for the three months ended March 31, 2016, which was due to net proceeds of $11.8 million from the sale of common stock through Cowen, pursuant to an ATM sales facility and proceeds from exercises of common stock options.

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

We believe that our cash and cash equivalents and marketable securities as of March 31, 2016, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations in 2018 and beyond. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $62.8 million remains available under the ATM sales facility as of March 31, 2016.  We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Please see “Risk Factors” section of this Quarterly Report and our most recent Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for additional risks associated with our substantial capital requirements.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the quarter ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $34.5 million and marketable securities of $129.0 million at March 31, 2016, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10.0% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following risk factor:

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

We have limited capabilities for product development, sales, marketing and distribution. We have an option agreement and a license agreement with Allergan that provide Allergan with an option to license TRV027. If Allergan exercises this option, it will be responsible for subsequent development, regulatory approval and commercialization of TRV027, and we will be eligible to receive milestone payments and royalties on product sales. This relationship, any future collaboration with Allergan, and any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

•                  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•                  collaborators may not perform their obligations as expected;

•                  collaborators may elect not to continue or renew development or commercialization programs or may not pursue commercialization of any product candidates that achieve regulatory approval based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

If Allergan exercises its option to license TRV027 from us, the license agreement will contain a restriction on our engaging in activities relating to certain product candidates that may compete with TRV027 for a specified period of time. This restriction may have the effect of preventing us from undertaking development and other efforts for TRV027 or another product candidate that we would otherwise prefer to pursue. Additionally, subject to its contractual obligations to us, if Allergan or a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

For our product candidates other than TRV027, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2016,

formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) Statement of Stockholders’ Equity as of March 31, 2016, (iv) Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016

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

101

The following financial information from this Quarterly Report on Form 10-Q for the periods ended March 31, 2016, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) Statement of Stockholders’ Equity as of March 31, 2016, (iv) Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.