Form 10-Q
period 2016-06-30
TREVENA INC
filed 2016-08-04
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 1, 2016: 52,178,174

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

ii

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,802,778	$46,773,566
Marketable securities	107,707,828	125,864,447
Prepaid expenses and other current assets	3,129,866	1,892,217
Total current assets	147,640,472	174,530,230
Property and equipment, net	807,353	696,280
Restricted cash	112,620	112,620
Intangible asset, net	13,906	14,844
Total assets	$148,574,351	$175,353,974
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,925,372	$6,749,625
Accrued expenses and other current liabilities	3,785,223	3,029,782
Deferred revenue	—	3,750,000
Deferred rent	48,086	43,907
Total current liabilities	8,758,681	13,573,314
Loans payable, net	18,249,810	18,185,898
Capital leases, net of current portion	13,176	7,942
Deferred rent, net of current portion	214,679	238,917
Warrant liability	83,517	153,238
Other long term liabilities	270,532	63,200
Total liabilities	27,590,395	32,222,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 52,177,674 and 50,802,603 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	52,178	50,802
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	340,349,923	325,784,484
Accumulated deficit	(219,493,262)	(182,497,965)
Accumulated other comprehensive income (loss)	75,117	(205,856)
Total stockholders’ equity	120,983,956	143,131,465
Total liabilities and stockholders’ equity	$148,574,351	$175,353,974

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue	$1,875,000	$1,875,000	$3,750,000	$2,500,000
Total revenue	1,875,000	1,875,000	3,750,000	2,500,000
Operating expenses:
General and administrative	3,696,682	3,107,263	7,614,432	6,196,885
Research and development	17,203,345	10,275,470	32,956,432	20,874,463
Total operating expenses	20,900,027	13,382,733	40,570,864	27,071,348
Loss from operations	(19,025,027)	(11,507,733)	(36,820,864)	(24,571,348)
Other income (expense):
Change in fair value of warrant liability	28,234	5,348	69,721	(3,065)
Gain on asset disposal	—	2,656	—	2,656
Miscellaneous income	—	—	221,699	173,535
Interest income	214,376	53,219	407,213	92,688
Interest expense	(433,901)	(72,341)	(873,066)	(142,962)
Total other (expense) income	(191,291)	(11,118)	(174,433)	122,852
Net loss attributable to common stockholders	$(19,216,318)	$(11,518,851)	$(36,995,297)	$(24,448,496)

Other comprehensive income, net:
Change in unrealized gains on marketable securities	44,979	2,127	280,973	28,884
Other comprehensive income	44,979	2,127	280,973	28,884
Comprehensive loss	$(19,171,339)	$(11,516,724)	$(36,714,324)	$(24,419,612)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.28)	$(0.71)	$(0.61)
Weighted average common shares outstanding, basic and diluted	52,174,569	40,809,931	51,762,467	40,034,864

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2016 to June 30, 2016

	Stockholders' Equity
	Common Stock
					Accumulated
		$0.001	Additional		Other	Total
	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2016	50,802,603	$50,802	$325,784,484	$(182,497,965)	$(205,856)	$143,131,465
Stock-based compensation expense	—	—	2,713,109	—	—	2,713,109
Exercise of stock options	23,618	25	61,283	—	—	61,308
Net exercise of common stock warrant	698	—	—	—	—	—
Issuance of common stock, net of issuance costs	1,350,755	1,351	11,791,047	—	—	11,792,398
Unrealized gain on marketable securities	—	—	—	—	280,973	280,973
Net loss	—	—	—	(36,995,297)	—	(36,995,297)
Balance, June 30, 2016	52,177,674	$52,178	$340,349,923	$(219,493,262)	$75,117	$120,983,956

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(36,995,297)	$(24,448,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,547	104,499
Stock-based compensation	2,713,109	1,458,107
Noncash interest expense on loans	271,243	77,549
Revaluation of warrant liability	(69,721)	3,065
Amortization of bond premiums on marketable securities	803,915	548,784
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,237,649)	(214,010)
Accounts payable and accrued expenses	(1,090,571)	(1,307,695)
Deferred revenue	(3,750,000)	7,500,000
Net cash used in operating activities	(39,236,424)	(16,278,197)

Investing activities:
Purchases of property and equipment	(219,737)	(160,550)
Maturities of marketable securities	55,014,000	35,230,000
Purchases of marketable securities	(37,380,322)	(27,767,435)
Net cash provided by investing activities	17,413,941	7,302,015

Financing activities:
Proceeds from exercise of common stock options	61,308	196,717
Proceeds from issuance of common stock, net	11,792,398	16,240,932
Capital lease payments	(2,011)	(1,260)
Net cash provided by financing activities	11,851,695	16,436,389
Net (decrease) increase in cash and cash equivalents	(9,970,788)	7,460,207
Cash and cash equivalents—beginning of period	46,773,566	36,205,559
Cash and cash equivalents—end of period	$36,802,778	$43,665,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$601,823	$65,413
Capital lease additions	$8,944	$—

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

Liquidity

At June 30, 2016, the Company had an accumulated deficit of $219.5 million. The Company’s net loss was $37.0 million and $24.4 million for the six months ended June 30, 2016 and 2015, respectively. The Company expects its cash and cash equivalents of $36.8 million and marketable securities of $107.7 million as of June 30, 2016, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into 2018.

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

Unaudited Interim Financial Information

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s balance sheet as of June 30, 2016, its results of operations and its comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, its statement of stockholders’ equity for the period from January 1, 2016 to June 30, 2016 and its cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period.

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

The Company maintains its marketable securities balances in the form of U.S. Treasury and U.S. government agency securities. The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC Topic 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. As of June 30, 2016 and December 31, 2015, the Company had $107.7 million and $125.9 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

The fair value of the Company’s investments is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk of underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale securities to determine the classification as “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income (loss). If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2016. The Company recorded unrealized gains of $44,979 and $2,127 during the three months ended June 30, 2016 and 2015, respectively, and $280,973 and $28,884 during the six months ended June 30, 2016 and 2015, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the six months ended June 30, 2016 and 2015.

The Company maintains a letter of credit totaling $112,000 as collateral for the Company’s facility lease obligations in Pennsylvania and has recorded this and accumulated interest thereon as restricted cash on its balance sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at June 30, 2016 and December 31, 2015 is the nominal value of the loan payable, which is the carrying value, exclusive of debt discount and deferred charges. This approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed below.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation— Stock Compensation (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method that they will elect. The adoption of these standards is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014‑15, Presentation of Financial Statements‑Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments that have maturities of three months or less when acquired are considered by the Company to be cash equivalents and are valued at cost, which approximates fair market value. The Company classifies its marketable securities as “available-for-sale,” carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. There were no charges taken for other-than-temporary declines in fair value of investments during the three and six months ended June 30, 2016 and 2015. The following table presents the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or marketable securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Unrealized	Unrealized		Cash and Cash	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Securities

Cash	$11,881,989	$—	$—	$11,881,989	$11,881,989	$—

Level 1 (1):
Money market funds	14,920,789	—	—	14,920,789	14,920,789	—

Level 2 (2):
Repurchase agreements	10,000,000	—	—	10,000,000	10,000,000	—
U.S. government agency securities	107,632,711	78,553	(3,436)	107,707,828	—	107,707,828
Subtotal	117,632,711	78,553	(3,436)	117,707,828	10,000,000	107,707,828
Total	$144,435,489	$78,553	$(3,436)	$144,510,606	$36,802,778	$107,707,828

	December 31, 2015
		Unrealized	Unrealized		Cash and Cash	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Securities

Cash	$20,672,737	$—	$—	$20,672,737	$20,672,737	$—

Level 1 (1):
Money market funds	4,100,829	—	—	4,100,829	4,100,829	—
U.S. Treasury securities	12,020,862	92	(1,434)	12,019,520	—	12,019,520
Subtotal	16,121,691	92	(1,434)	16,120,349	4,100,829	12,019,520

Level 2 (2):
Repurchase agreements	22,000,000	—	—	22,000,000	22,000,000	—
U.S. government agency securities	114,049,441	269	(204,783)	113,844,927	—	113,844,927
Subtotal	136,049,441	269	(204,783)	135,844,927	22,000,000	113,844,927
Total	$172,843,869	$361	$(206,217)	$172,638,013	$46,773,566	$125,864,447

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

As of June 30, 2016, the Company held $18.1 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers in or out of Level 3 in the hierarchy during the three and six months ended June 30, 2016.

Warrants

At June 30, 2016, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability of $83,517 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2015	153,238
Amounts acquired or issued	—
Changes in estimated fair value	(69,721)
Balance as of June 30, 2016	$83,517

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at June 30, 2016 and December 31, 2015 to determine the common stock warrant liability:

	June 30, 2016		December 31, 2015
Estimated remaining term	5.8	years	6.3	years
Risk-free interest rate	1.1%		2.0%
Volatility	76.2%		67.4%
Dividend yield	0%		0%
Fair value of underlying instrument*	$6.30		$10.50

*Trevena, Inc. closing stock price.

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

In addition to the outstanding warrant to purchase 20,161 shares of common stock discussed above, the Company also has outstanding warrants to purchase an aggregate of 40,689 shares of the Company’s common stock. These warrants qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 6 for additional information.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), (together the “lenders”), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. On April 13, 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company’s ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of the Company’s Phase 2b clinical trial of TRV027, which were announced in May 2016. While certain of the triggers to draw on Term Loan C were not attained as of June 30, 2016, the Company is continuing to assess the remaining triggers to determine its eligibility to draw on Term Loan C.

The proceeds from Term Loan A and Term Loan B may be used to satisfy the Company’s future working capital needs, potentially including the development of its clinical and preclinical product candidates.

Borrowings accrue interest at a fixed rate of 6.50% per annum. The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2017, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. If, based on the Company’s ongoing evaluation, it is eligible to draw on Term Loan C, monthly interest only payments will be extended to January 1, 2018 and the loan maturity date will be extended to December 1, 2020.

The Company paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee of 6.1% of the aggregate amounts borrowed. In addition, if the Company repays Term Loan A and Term Loan B prior to the applicable maturity date, it will pay the lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

Three Point Capital, LLC served as a placement agent in connection with the term loans. The Company paid the agent $65,000 upon execution of the agreement and $87,500 upon its draw of Term Loan B.

In connection with entering into the original agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of the Company’s common stock, and 5,728 remain outstanding as of June 30, 2016. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those described above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

As of June 30, 2016, borrowings of $18.5 million attributable to Term Loans A and B remain outstanding. Interest expense of $300,625 and $32,500 was recorded during the three months ended June 30, 2016 and 2015, respectively, and $601,250 and $65,000 was recorded during the six months ended June 30, 2016 and 2015, respectively. The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The Company incurred lender and third party costs of $44,058 and $87,500, respectively, related to the issuance of Term Loan B. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. A total of $30,022 and $29,000 of debt discount and debt issuance cost was amortized to interest expense during the three months ended June 30, 2016 and 2015 respectively, and $63,912 and $58,000 of debt discount and debt issuance costs was amortized to interest expense during the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes how the issuance of Term Loans A and B are reflected on the balance sheet at June 30, 2016:

June 30,
2016
Gross proceeds	$18,500,000
Debt discount	(133,768)
Debt issuance costs	(116,422)
Carrying value	$18,249,810

5. Stockholders’ Equity

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of June 30, 2016. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of June 30, 2016. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of any outstanding preferred stock and all outstanding stock options and warrants.

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

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on March 31, 2014 (collectively, the “2013 Plan”). The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its initial public offering in January 2014 and, as of such date, the Company may not make further grants under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 2,032,104 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2015.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$622,746	$350,022	$1,128,796	$577,823
General and administrative	887,637	494,198	1,584,312	880,284
Total stock-based compensation	$1,510,383	$844,220	$2,713,108	$1,458,107

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term (in
	Shares	Price	years)
Balance, December 31, 2015	4,630,073	$4.98	7.87
Granted	1,902,500	8.61
Exercised	(23,618)	2.60
Forfeited/Cancelled	(28,375)	6.22
Balance, June 30, 2016	6,480,580	$6.05	8.05
Vested or expected to vest at June 30, 2016	6,209,938	$5.95	7.99
Exercisable at June 30, 2016	2,579,905	$3.81	6.66

The intrinsic value of the options exercisable as of June 30, 2016 was $7.3 million, based on the Company’s closing stock price of $6.30 per share and a weighted average exercise price of $3.81 per share.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s common stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the quarter ended June 30, 2016 and 2015 was estimated at $5.34 and $4.26 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2016	2015
Expected term of options (in years)	6.2	6.2
Risk-free interest rate	1.47%	1.68%
Expected volatility	67.9%	68.9%
Dividend yield	0%	0%

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

•

Expected stock price volatility: The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies’ stock were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would have decreased the fair value of the underlying instrument.

•

Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0%.

•	Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants during 2016 and 2015 was 9%, based on the historical forfeiture experience.

At June 30, 2016, there was $15.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.01 years.

Shares Available for Future Grant

At June 30, 2016, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2015	959,354
Authorized	2,032,104
Granted	(1,902,500)
Forfeited/Cancelled	28,375
Available at June 30, 2016	1,117,333

Shares Reserved for Future Issuance

At June 30, 2016, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	6,480,580
Shares available for future grant under 2013 Plan	1,117,333
Employee stock purchase plan	225,806
Warrants outstanding	60,850
7,884,569

6. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited) (“Allergan”), under which the Company granted to Allergan an exclusive option to license its product candidate, TRV027.

Under the option agreement, the Company conducted, at its expense, a Phase 2b trial of TRV027 in acute heart failure. In March 2015, Allergan and the Company signed a letter agreement pursuant to which Allergan paid the Company $10.0 million to fund the expansion of the Phase 2b trial of TRV027 from 500 patients to 620 patients. Collaboration revenue has been recognized on a straight-line basis over the study period and has been fully recognized as of June 30, 2016. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement.

In August 2016, Allergan notified the Company of its decision to not exercise its option. As such, the Company has retained all rights to TRV027.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

7. Revenue

For each of the three months ended June 30, 2016 and 2015, the Company recognized collaboration revenue of $1.9 million, and for the six months ended June 30, 2016 and 2015, the Company recognized collaboration revenue of $3.8 million and $2.5 million, respectively, related to its March 2015 letter agreement with Allergan. The terms of this agreement contain multiple deliverables which include (i) research and development activities and (ii) testing and analysis related to the Phase 2b trial of TRV027 in exchange for a nonrefundable upfront fee of $10.0 million. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.

For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB’s

Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides guidance for separating and allocating consideration in a multiple element arrangement. Deliverables under the arrangement are separate units of accounting if the delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgement in determining whether a deliverable is a separate unit of accounting.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(19,216,318)	$(11,518,851)	$(36,995,297)	$(24,448,496)
Net loss attributable to common stockholders	$(19,216,318)	$(11,518,851)	$(36,995,297)	$(24,448,496)
Weighted average common shares outstanding	52,174,569	40,809,931	51,762,467	40,034,864
Net loss per share of common stock - basic and diluted	$(0.37)	$(0.28)	$(0.71)	$(0.61)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2016	2015
Options outstanding	6,480,580	4,662,860
Warrants	60,850	27,839
Total	6,541,430	4,690,699

9. Other Comprehensive Income

The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax:

Balance, December 31, 2015	$(205,856)
Net unrealized gains on marketable securities	280,973
Balance, June 30, 2016	$75,117

There were no reclassifications out of accumulated other comprehensive income during the three or six months ended June 30, 2016 and 2015. There was no tax effect during the three or six months ended June 30, 2016 and 2015.

10. Subsequent Events

In August 2016, Allergan notified the Company of its decision to not exercise its option to exclusively license TRV027. As such, the Company has retained all rights to TRV027.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our unaudited financial statement and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2016. Unless the context otherwise requires, we use the terms “Trevena,” “company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following differentiated product candidates:

•

Oliceridine (TRV130):  We are developing oliceridine, a μ-receptor G protein pathway selective modulator (μ-GPS), as a first line treatment for patients experiencing moderate to severe acute pain where intravenous, or IV administration is preferred.  On May 2, 2016, we announced U.S. Food and Drug Administration, or FDA, agreement to certain key elements of our Phase 3 program for oliceridine.  The program includes two 375-patient, randomized, double-blind, placebo- and active-controlled, pivotal efficacy trials: the APOLLO-1 study, which is evaluating the analgesic efficacy of oliceridine over 48 hours following bunionectomy; and the APOLLO-2 study, which is evaluating the analgesic efficacy of oliceridine over 24 hours following abdominoplasty.  In each efficacy trial, patients are randomized to receive placebo, morphine, or one of three regimens of oliceridine by patient-controlled analgesia, or PCA, device for the management of their post-operative pain. Both the APOLLO-1 and APOLLO-2 trials commenced enrollment in the second quarter of 2016, and the Phase 3 open-label ATHENA-1 safety study commenced in January 2016.  We have retained all worldwide development and commercialization rights to oliceridine, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval. In December 2015 and February 2016, we announced the FDA grant of Fast Track and Breakthrough Therapy designation, respectively, to oliceridine for the management of moderate to severe acute pain.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system indications, and based on target selectivity we believe it will not have the addiction liability or other opioid related adverse effects of mu opioid drugs like morphine or oxycodone. We have initiated preclinical development activities to support our submission of an investigational new drug application, or IND, to the FDA in the second half of 2016.

In addition to the above product candidates, we identified and have completed the Phase 1 program for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate to severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We had also been developing TRV027 for the treatment of acute heart failure, or AHF. In May 2016, we announced that TRV027 failed to meet either the primary or secondary endpoints of the Phase 2b (BLAST-AHF) clinical trial. We are continuing to evaluate the data from this clinical trial. In August 2016, Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), or Allergan, notified us of its decision to not exercise its exclusive option to license TRV027.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2016, we had an accumulated deficit of $219.5 million. Our net loss was $37.0 million and $24.4 million for the six months ended June 30, 2016 and 2015, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250 or TRV734.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $18.5 million as of June 30, 2016. We are assessing our eligibility to draw the $16.5 million that remains under the credit facility based on our potential satisfaction of specific triggers related to the results of our Phase 2b clinical trial of TRV027, which were announced in May 2016.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our research and development programs and/or any future commercialization efforts.

Option and License Agreements with Allergan plc

On May 3, 2013, we entered into an option agreement and a license agreement with Allergan, under which we granted to Allergan an exclusive option to license TRV027. Under the option agreement, we have conducted, at our expense, a Phase 2b clinical trial of TRV027 in AHF. The Phase 2b clinical trial was conducted pursuant to a mutually agreed upon development plan and under the oversight of a joint development committee.

We received no consideration upon the grant of the option to Allergan. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the Phase 2b trial from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue was recorded on a straight-line basis through the expected term of the trial and has been fully recognized as of June 30, 2016. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement.

In August 2016, Allergan notified us of its decision to not exercise its option. As such, we have retained all rights to TRV027.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank, or the lenders, pursuant to which they have agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one of more specified triggers related to the results of our Phase 2b clinical trial of TRV027. While certain of the triggers to draw on Term Loan C were not attained as of June 30, 2016, we are continuing to assess the remaining triggers to determine our eligibility to draw on Term Loan C.

Borrowings accrue interest at a fixed rate of 6.50% per annum. We are required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2017, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. If we are eligible to draw on Term Loan C, which we are continuing to evaluate, monthly interest only payments will be extended to January 1, 2018 and the loan maturity date will be extended to December 1, 2020.

We paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee of 6.1% of the aggregate amounts borrowed. In addition, if we repay Term Loan A and Term Loan B prior to the applicable maturity date, we will pay the Lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

We used a placement agent in connection with the agreement. We paid the agent $65,000 upon execution of the agreement and $87,500 upon our draw of Term Loan B.

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, and 5,728 remain outstanding as of June 30, 2016. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

Components of Operating Results

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of our  Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and was be recognized on a straight-line basis through the completion date of the trial and has been fully recognized as of June 30, 2016.

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

Change in Fair Value of Warrant Liability

At June 30, 2016, there is an outstanding warrant to purchase up to 20,161 shares of our common stock with a fair value recorded as a liability of $83,517 as it contains a cash settlement feature upon certain strategic transactions. On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, we develop our own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded on its own line item on our balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

Other Income

Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Interest Expense

Interest expense consists of interest related to our outstanding loan balance.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2016-09, Compensation — Stock Compensation, or ASU 2016-09. ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations, or ASU 2016-08. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. We are evaluating the transition method we will elect. The adoption of these standards is not expected to have a material impact on our financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act contains provisions that, among other things, reduce reporting requirements for an “emerging growth company.” As an emerging growth company, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Collaboration revenue	$1,875,000	$1,875,000	$—	$3,750,000	$2,500,000	$1,250,000
Total revenue	1,875,000	1,875,000	—	3,750,000	2,500,000	1,250,000
Operating expenses:
General and administrative	3,696,682	3,107,263	589,419	7,614,432	6,196,885	1,417,547
Research and development	17,203,345	10,275,470	6,927,875	32,956,432	20,874,463	12,081,969
Total operating expenses	20,900,027	13,382,733	7,517,294	40,570,864	27,071,348	13,499,516
Loss from operations	(19,025,027)	(11,507,733)	(7,517,294)	(36,820,864)	(24,571,348)	(12,249,516)
Other income (expense):
Change in fair value of warrant liability	28,234	5,348	22,886	69,721	(3,065)	72,786
Gain on asset disposal	—	2,656	(2,656)	—	2,656	(2,656)
Miscellaneous income	—	—	—	221,699	173,535	48,164
Interest income	214,376	53,219	161,157	407,213	92,688	314,525
Interest expense	(433,901)	(72,341)	(361,560)	(873,066)	(142,962)	(730,104)
Total other (expense) income	(191,291)	(11,118)	(180,173)	(174,433)	122,852	(297,285)
Net loss attributable to common stockholders	$(19,216,318)	$(11,518,851)	$(7,697,467)	$(36,995,297)	$(24,448,496)	$(12,546,801)

Revenue

Collaboration revenue was the same amount for the three months ended June 30, 2016 and 2015 and increased $1.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to our entry into a letter agreement with Actavis plc, a predecessor to Allergan, on March 5, 2015. Under this agreement, Actavis paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the ongoing Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue was recorded on a straight-line basis and has been fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses increased by $0.6 million, or 19%, and $1.4 million, or 23%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, and market research expenditures.

Research and development expense

Research and development expenses increased by $6.9 million, or 67%, and $12.1 million, or 58%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The following table summarizes our research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Personnel-related costs	$3,112,343	$2,244,087	$6,158,401	$4,467,674
Oliceridine (TRV130)	10,085,063	4,735,144	17,130,384	9,869,811
TRV027	1,894,964	1,906,015	5,347,548	4,027,211
Other research and development	2,110,975	1,390,224	4,320,099	2,509,767
	$17,203,345	$10,275,470	$32,956,432	$20,874,463

The increase in research and development expenses during the three months ended June 30, 2016 was primarily driven by (i) increased expenditures during 2016 on the development of oliceridine including expenses associated with initiating our Phase 3 program partially offset by a decrease in expenses associated with the completion of the Phase 2b abdominoplasty clinical trial and certain other clinical work and (ii) increased headcount and associated salary, benefits and stock based compensation expense.

The increase in research and development expenses during the six months ended June 30, 2016 was primarily driven by (i) increased expenditures during 2016 on oliceridine including expenses associated with initiating our Phase 3 program partially offset by a decrease in expenses associated with the completion of the Phase 2b abdominoplasty clinical trial and certain other clinical work as well as expenses associated with oliceridine medical affairs activities, (ii) the initiation of TRV250 IND-enabling studies during 2016, (iii)  increased headcount and associated salary, benefits and stock based compensation expense and (iv) increased expenditures on the Phase 2b clinical trial of TRV027 (BLAST-AHF) due to increased enrollment in 2016 as compared to 2015.

Liquidity and Capital Resources

We incurred net losses of $37.0 million and $24.4 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities was $39.2 million and $16.3 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had an accumulated deficit of $219.5 million, working capital of $138.9 million, cash and cash equivalents of $36.8 million and marketable securities of $107.7 million. In September 2015 we completed an underwritten follow-on offering of our common stock, and in February 2016, July 2015 and May 2015 we sold shares of common stock through Cowen and Company, LLC, or Cowen, pursuant to an at-the-market, or ATM, sales facilities (see “—Operating and Capital Expenditure Requirements” below).

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(39,236,424)	$(16,278,197)
Investing activities	17,413,941	7,302,015
Financing activities	11,851,695	16,436,389
Net (decrease) increase in cash and cash equivalents	$(9,970,788)	$7,460,207

Net cash used in operating activities

Net cash used in operating activities was $39.2 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $37.0 million and net cash outflows from changes in operating assets and liabilities of $6.1 million, which consisted of a decrease in deferred revenue of $3.8 million, an increase in prepaid expense and other assets of $1.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $1.1 million.  These cash outflows were partially offset by non-cash expense for stock compensation of $2.7 million and other non-cash adjustments in our net loss totaling $1.0 million.

Net cash used in operating activities was $16.3 million for the six months ended June 30, 2015, consisting primarily of a net loss of $24.4 million partially offset by noncash adjustments of $2.2 million and changes in operating assets and liabilities of $6.0 million. Changes in operating assets and liabilities were primarily driven by an increase of deferred revenue of $7.5 million associated with the payment received from Actavis in March 2015 partially offset by a decrease in prepaid expenses and other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $1.3 million.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2016 and 2015 was $17.4 million and $7.3 million, respectively, and was due primarily to the investment of proceeds from our sales of common stock into marketable securities partially offset by cash received from maturities of our marketable securities. Both periods presented also include expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $11.9 million for the six months ended June 30, 2016, which was due to net proceeds of $11.8 million from the sale of common stock through Cowen, pursuant to an ATM sales facility and proceeds from exercises of common stock options.

Net cash provided by financing activities was $16.4 million for the six months ended June 30, 2015, which was due to net proceeds of $16.2 million from the sale of common stock through Cowen, pursuant to an ATM sales facility and proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to increase in the near term as we continue to fund our Phase 3 clinical program for oliceridine (TRV130) and prepare for commercialization of this product candidate, and continue preclinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the selling and marketing of any future products.

We believe that our cash and cash equivalents and marketable securities as of June 30, 2016, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations in 2018 and beyond. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $62.8 million remains available under the ATM sales facility as of June 30, 2016.  We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the progress, timing and results of the recently initiated Phase 3 clinical program for oliceridine;

•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including, for example, oliceridine in regions outside the United States;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

Option and License Agreements and Other Commitments

For a description of our agreement with Allergan, see “—Option and License Agreements with Allergan plc” above.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $36.8 million and marketable securities of $107.7 million at June 30, 2016, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following risk factors:

Risks Related to Our Financial Position and Capital Needs

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

        We estimate that our existing cash and cash equivalents as of June 30, 2016, together with interest thereon, will enable us to fund our operating expenses and capital expenditure requirements into 2018 Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

•	the progress and results of the Phase 3 clinical program for oliceridine;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including our ongoing preclinical work for TRV250;
•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including oliceridine in regions outside the United States;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;
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

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, in May 2016, we announced that TRV027 failed to meet either the primary or secondary endpoints of the BLAST-AHF Phase 2b clinical trial. In addition, our product candidates, if approved, may not achieve commercial success or meet our expectations. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        Until such time, if ever, as we can generate substantial product revenue and positive cash flows from operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing and additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are very early in our development efforts and have only one product candidate, oliceridine, in Phase 3 clinical trials. If we are unable to successfully complete development and commercialization of our product candidates, either on our own or with a partner, or experience significant delays in doing so, our business will be materially harmed.

        We are very early in our development efforts and have only one product candidate, oliceridine, that recently entered Phase 3 development. We have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for at least several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

        Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. For example,  for oliceridine, enrollment in our Phase 3 program could be impacted by the limited number of sites with experience in recruited surgery models or the number of trials being conducted by others that are testing products in such surgery models. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

      Oliceridine is predominantly metabolized by two liver enzymes, CYP2D6 and CYP3A4, that are common metabolic pathways for drugs. Because of competitive use of these pathways, we may need to conduct additional drug interaction studies and oliceridine may be limited in its co-administration with other drugs using these pathways as their safety and effectiveness, as well as oliceridine's, may be adversely affected. This could limit our commercial opportunity due to the common co-administration of drugs in patients with moderate to severe acute pain requiring IV therapy. In addition, since CYP2D6 enzyme activity varies in the population, different dosing may be required in the product label for individuals that have low levels of CYP2D6 activity, which could limit the commercial opportunity of the drug, if approved. We continue to discuss this question with the FDA and cannot assure you that the FDA will not require us to utilize different dosing for this population and/or prospectively characterize individuals' CYP2D6 activity prior to administering oliceridine.

        Oliceridine and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks could apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine. Agonists at the -opioid receptor have been associated with a risk of seizures. TRV250, our -opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.

Risks Related to the Commercialization of Our Product Candidates

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

        As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products, particularly in markets outside of the United States. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval.

        For oliceridine, we will need to partner with one or more third parties to sell, market and distribute this product, if approved, outside the United States. We may be unsuccessful in our efforts to secure such partnerships.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, which our goal would be to displace or to be used in conjunction with, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. Oliceridine also may compete against, or be used in combination with, OFIRMEV®, marketed by Mallinckrodt plc, EXPAREL®, marketed by Pacira Pharmaceuticals, Inc., DYLOJECT™, marketed by Pfizer Inc., and IONSYS® marketed by The Medicines Company. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate to severe, acute pain. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand-held dispensers. Durect Corporation and Heron Therapeutics both have proprietary long-acting reformulations of bupivacaine in development. Recro Pharmaceuticals is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing an IV and oral peripherally restricted -opioid receptor agonist, which has been administered in combination with µ-opioids in clinical trials. Some of these potential competitive compounds are being developed by large, well-financed and experienced pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

Risks Related to Our Dependence on Third Parties

Any future relationships or collaborations we may enter into may be important to us. If we are unable to maintain our relationship with any of these collaborations, or if our relationship with these collaborators is not successful, our business could be adversely affected.

We have limited capabilities for product development, sales, marketing and distribution. For our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may elect not to continue development or commercialization programs or may not pursue commercialization of any product candidates that achieve regulatory approval based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. The risks relating to our product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic program collaborators.

If a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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

The facilities used by our contract manufacturers to manufacture our product candidates and, potentially in the future, our products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with current good manufacturing practice, or cGMP, regulations for manufacture of our product candidates. Third party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

        The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Should we enter into collaborations with third parties, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of our patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

        The Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office continues to develop and implement new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the period from January 1, 2016 to June 30, 2016, (iv) Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*Filed herewith. These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2016

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

101

The following financial information from this Quarterly Report on Form 10-Q for the periods ended June 30, 2016, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and  six months ended June 30, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the period from January 1, 2016 to June 30, 2016, (iv) Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.