Form 10-Q
period 2016-09-30
TREVENA INC
filed 2016-11-03
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of October 31, 2016: 52,334,987

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

ii

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,228,034	$46,773,566
Marketable securities	94,386,006	125,864,447
Prepaid expenses and other current assets	1,644,792	1,892,217
Total current assets	121,258,832	174,530,230
Property and equipment, net	745,292	696,280
Restricted cash	112,620	112,620
Intangible asset, net	13,438	14,844
Total assets	$122,130,182	$175,353,974
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,903,250	$6,749,625
Accrued expenses and other current liabilities	3,530,702	3,029,782
Current portion of loans payable, net	4,635,046	—
Deferred revenue	—	3,750,000
Deferred rent	50,175	43,907
Total current liabilities	15,119,173	13,573,314
Loans payable, net	13,644,787	18,185,898
Capital leases, net of current portion	12,022	7,942
Deferred rent, net of current portion	200,666	238,917
Warrant liability	90,561	153,238
Other long term liabilities	373,488	63,200
Total liabilities	29,440,697	32,222,509
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 52,242,647 and 50,802,603 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	52,243	50,802
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	341,973,243	325,784,484
Accumulated deficit	(249,391,918)	(182,497,965)
Accumulated other comprehensive income (loss)	55,917	(205,856)
Total stockholders’ equity	92,689,485	143,131,465
Total liabilities and stockholders’ equity	$122,130,182	$175,353,974

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue	$—	$1,875,000	$3,750,000	$4,375,000
Total revenue	—	1,875,000	3,750,000	4,375,000
Operating expenses:
General and administrative	4,078,349	2,780,115	11,692,781	8,977,000
Research and development	25,548,532	9,650,138	58,504,964	30,524,601
Total operating expenses	29,626,881	12,430,253	70,197,745	39,501,601
Loss from operations	(29,626,881)	(10,555,253)	(66,447,745)	(35,126,601)
Other income (expense):
Change in fair value of warrant liability	(7,044)	(68,037)	62,677	(71,102)
Net (loss) gain on asset disposals	(8,808)	—	(8,808)	2,656
Miscellaneous income	—	731	221,699	174,266
Interest income	178,008	79,407	585,221	172,095
Interest expense	(433,931)	(72,331)	(1,306,997)	(215,293)
Total other (expense) income	(271,775)	(60,230)	(446,208)	62,622
Net loss attributable to common stockholders	$(29,898,656)	$(10,615,483)	$(66,893,953)	$(35,063,979)

Other comprehensive (loss) income, net:
Unrealized gain (loss) on marketable securities	(19,200)	32,298	261,773	61,182
Other comprehensive (loss) income	(19,200)	32,298	261,773	61,182
Comprehensive loss	$(29,917,856)	$(10,583,185)	$(66,632,180)	$(35,002,797)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.57)	$(0.24)	$(1.29)	$(0.85)
Weighted average common shares outstanding, basic and diluted	52,205,156	44,214,428	51,911,107	41,443,362

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2016 to September 30, 2016

	Stockholders' Equity
	Common Stock
					Accumulated
		$0.001	Additional		Other	Total
	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2016	50,802,603	$50,802	$325,784,484	$(182,497,965)	$(205,856)	$143,131,465
Stock-based compensation expense	—	—	4,258,418	—	—	4,258,418
Exercise of stock options	88,591	89	139,295	—	—	139,384
Net exercise of common stock warrant	698	1	(1)	—	—	—
Issuance of common stock, net of issuance costs	1,350,755	1,351	11,791,047	—	—	11,792,398
Unrealized gain on marketable securities	—	—	—	—	261,773	261,773
Net loss	—	—	—	(66,893,953)	—	(66,893,953)
Balance, September 30, 2016	52,242,647	$52,243	$341,973,243	$(249,391,918)	$55,917	$92,689,485

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(66,893,953)	$(35,063,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,012	155,257
Stock-based compensation	4,258,418	2,348,526
Noncash interest expense on loans	404,222	117,188
Loss on disposal of assets	10,229	—
Revaluation of warrant liability	(62,677)	71,102
Amortization of bond premiums on marketable securities	1,119,730	758,337
Changes in operating assets and liabilities:
Prepaid expenses and other assets	247,425	(317,720)
Accounts payable and accrued expenses	620,791	(1,917,189)
Deferred revenue	(3,750,000)	5,625,000
Net cash used in operating activities	(63,865,803)	(28,223,478)

Investing activities:
Purchases of property and equipment	(228,902)	(203,440)
Maturities of marketable securities	84,264,000	48,350,000
Purchases of marketable securities	(53,643,516)	(108,285,889)
Net cash provided by (used in) investing activities	30,391,582	(60,139,329)

Financing activities:
Proceeds from exercise of common stock options	139,384	683,053
Proceeds from issuance of common stock, net	11,792,398	90,510,810
Capital lease payments	(3,093)	(1,906)
Net cash provided by financing activities	11,928,689	91,191,957
Net (decrease) increase in cash and cash equivalents	(21,545,532)	2,829,150
Cash and cash equivalents—beginning of period	46,773,566	36,205,559
Cash and cash equivalents—end of period	$25,228,034	$39,034,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$902,775	$65,413
Capital lease additions	$8,944	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

1. Organization and Description of the Business

Trevena, Inc. (the “Company”) was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. Trevena, Inc. is a biopharmaceutical company dedicated to discovering and developing innovative new medicines for serious unmet medical needs by utilizing novel approaches to target G protein coupled receptors. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania.

Liquidity

At September 30, 2016, the Company had an accumulated deficit of $249.4 million. The Company’s net loss was $66.9 million and $35.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company expects its cash and cash equivalents of $25.2 million and marketable securities of $94.4 million as of September 30, 2016, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are unaudited. The Company’s functional currency is the U.S. dollar. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of September 30, 2016, its results of operations and its comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, its statement of stockholders’ equity for the period from January 1, 2016 to September 30, 2016 and its cash flows for the nine months ended September 30, 2016 and 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 was issued to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation— Stock Compensation (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements‑Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as January 1, 2017. Early application prior to January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method that it will elect. The adoption of these standards is not expected to have a material impact on the Company’s financial statements.

3. Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
		Unrealized	Unrealized		Cash and Cash	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Securities

Cash	$1,814,455	$—	$—	$1,814,455	$1,814,455	$—

Level 1 (1):
Money market funds	19,296,757	—	—	19,296,757	19,296,757	—

Level 2 (2):
Cash and cash equivalents	4,116,730	93	—	4,116,823	4,116,823	—
U.S. government agency securities	94,330,182	57,364	(1,540)	94,386,006	—	94,386,006
Subtotal	98,446,912	57,457	(1,540)	98,502,829	4,116,823	94,386,006
Total	$119,558,123	$57,457	$(1,540)	$119,614,040	$25,228,034	$94,386,006

	December 31, 2015
		Unrealized	Unrealized		Cash and Cash	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Securities

Cash	$20,672,737	$—	$—	$20,672,737	$20,672,737	$—

Level 1 (1):
Money market funds	4,100,829	—	—	4,100,829	4,100,829	—
U.S. Treasury securities	12,020,862	92	(1,434)	12,019,520	—	12,019,520
Subtotal	16,121,691	92	(1,434)	16,120,349	4,100,829	12,019,520

Level 2 (2):
Repurchase agreements	22,000,000	—	—	22,000,000	22,000,000	—
U.S. government agency securities	114,049,441	269	(204,783)	113,844,927	—	113,844,927
Subtotal	136,049,441	269	(204,783)	135,844,927	22,000,000	113,844,927
Total	$172,843,869	$361	$(206,217)	$172,638,013	$46,773,566	$125,864,447

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of September 30, 2016, the Company held $1.9 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. The Company recorded an unrealized loss of $19,200 and an unrealized gain of $32,298 during the three months ended September 30, 2016 and 2015, respectively, and unrealized gains of $261,773 and $61,182 during the nine months ended September 30, 2016 and 2015, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the nine months ended September 30, 2016 and 2015. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Warrants

At September 30, 2016, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability of $90,561 as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Warrant Liability
Balance as of December 31, 2015	153,238
Amounts acquired or issued	—
Changes in estimated fair value	(62,677)
Balance as of September 30, 2016	$90,561

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant is considered a Level 3 measurement. The following assumptions were used at September 30, 2016 and December 31, 2015 to determine the common stock warrant liability:

	September 30, 2016		December 31, 2015
Estimated remaining term	5.6	years	6.3	years
Risk-free interest rate	1.2%		2.0%
Volatility	77.1%		67.4%
Dividend yield	0%		0%
Fair value of underlying instrument*	$6.75		$10.50

*Trevena, Inc. closing stock price.

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

In addition to the outstanding warrant to purchase 20,161 shares of common stock discussed above, the Company has outstanding warrants to purchase an aggregate of 40,689 shares of the Company’s common stock. These warrants qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. See Note 4 for additional information.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank) (together, the “lenders”), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. On April 13, 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company’s ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of the Company’s Phase 2b clinical trial of TRV027, which were announced in May 2016. Although certain of the triggers to draw on Term Loan C were not attained as of September 30, 2016, the Company is continuing to assess the remaining triggers to determine its eligibility to draw on Term Loan C.

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

The Company paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.1% of the aggregate amounts borrowed. In addition, if the Company repays Term Loan A and Term Loan B prior to the applicable maturity date, it will pay the lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

In connection with entering into the original agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of the Company’s common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of September 30, 2016. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those described above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

As of September 30, 2016, borrowings of $18.5 million attributable to Term Loans A and B remain outstanding. Interest expense of $300,625 and $32,500 was recorded during the three months ended September 30, 2016 and 2015, respectively, and $901,875 and $97,500 was recorded during the nine months ended September 30, 2016 and 2015, respectively. The Company incurred lender and third party costs of $225,988 and $106,545, respectively, related to the issuance of Term Loan A. The Company incurred lender and third party costs of $44,058 and $87,500, respectively, related to the issuance of Term Loan B. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. A total of $30,022 and $39,639 of debt discount and debt issuance cost was amortized to interest expense during the three months ended September 30, 2016 and 2015 respectively, and $93,935 and $117,188 of debt discount and debt issuance costs was amortized to interest expense during the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes how the issuance of Term Loans A and B are reflected on the balance sheet at September 30, 2016:

September 30,
2016
Gross proceeds	$18,500,000
Debt discount	(117,716)
Debt issuance costs	(102,451)
Carrying value	18,279,833
Current portion of loans payable, net	4,635,046
Loans payable, net	$13,644,787

5. Stockholders’ Equity

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of September 30, 2016. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2016. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of any outstanding preferred stock and all outstanding stock options and warrants.

Equity Offerings

In February 2016, the Company issued and sold 1,350,755 shares of common stock through Cowen and Company, LLC, pursuant to an at-the-market sales facility dated December 14, 2015. The shares were sold at a weighted average price per share of $9.00. The net offering proceeds to the Company were approximately $11.8 million after deducting related expenses, including commissions.

Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013 (collectively, the “2008 Plan”) that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.  As of January 2014, no further grants may be made under the 2008 Plan.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on March 31, 2014 (collectively, the “2013 Plan”). The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its initial public offering in January 2014. The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 2,032,104 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2015.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$634,718	$349,698	$1,763,514	$927,521
General and administrative	910,592	540,720	2,494,904	1,421,005
Total stock-based compensation	$1,545,310	$890,418	$4,258,418	$2,348,526

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term (in
	Shares	Price	years)
Balance, December 31, 2015	4,630,073	$4.98	7.87
Granted	2,006,500	8.52
Exercised	(88,591)	1.57
Forfeited/Cancelled	(53,649)	6.67
Balance, September 30, 2016	6,494,333	$6.10	7.83
Vested or expected to vest at September 30, 2016	6,250,402	$6.03	7.78
Exercisable at September 30, 2016	2,722,290	$4.02	6.46

The intrinsic value of the options exercisable as of September 30, 2016 was $8.0 million, based on the Company’s closing stock price of $6.75 per share and a weighted average exercise price of $4.02 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2016 and 2015 was estimated at $5.29 and $4.37 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Expected term of options (in years)	6.2	6.2
Risk-free interest rate	1.5%	1.7%
Expected volatility	67.9%	68.8%
Dividend yield	0%	0%

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

At September 30, 2016, there was $14.6 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.85 years.

Shares Available for Future Grant

At September 30, 2016, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2015	959,354
Authorized	2,032,104
Granted	(2,006,500)
Forfeited/Cancelled	53,649
Available at September 30, 2016	1,038,607

Shares Reserved for Future Issuance

At September 30, 2016, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	6,494,333
Shares available for future grant under 2013 Plan	1,038,607
Employee stock purchase plan	225,806
Warrants outstanding	60,850
Total shares of common stock reserved for future issuance	7,819,596

6. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited) (“Allergan”), under which the Company granted to Allergan an exclusive option to license its product candidate, TRV027.

Under the option agreement, the Company conducted, at its expense, a Phase 2b trial of TRV027 in acute heart failure. In March 2015, Allergan and the Company signed a letter agreement pursuant to which Allergan paid the Company $10.0 million to fund the expansion of the Phase 2b trial of TRV027 from 500 patients to 620 patients. Collaboration revenue has been recognized on a straight-line basis over the study period and has been fully recognized as of September 30, 2016. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement.

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

7. Revenue

For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB’s

ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides guidance for separating and allocating consideration in a multiple element arrangement. Deliverables under the arrangement are separate units of accounting if the delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgement in determining whether a deliverable is a separate unit of accounting.

In determining the separate units of accounting, the Company evaluates whether the components have standalone value to the collaborator based on consideration of the relevant facts and circumstances for each arrangements. Whenever the Company determines that an element is delivered over a period of time, revenue is recognized using either a proportional performance model, if a pattern of performance can be determined or a straight-line model over the period of performance, which is typically the research and development term.

The Company entered into a letter agreement with Allergan in March 2015 under which the Company received a nonrefundable upfront fee of $10.0 million. The terms of this agreement contain multiple deliverables which include (i)

research and development activities and (ii) testing and analysis related to the Phase 2b trial of TRV027. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract. The collaboration revenue was recorded on a straight-line basis and was fully recognized as of June 30, 2016. For the three months ended September 30, 2015, the Company recognized collaboration revenue of $1.9 million. For the nine months ended September 30, 2016 and 2015, the Company recognized collaboration revenue of $3.8 million and $4.4 million, respectively.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(29,898,656)	$(10,615,483)	$(66,893,953)	$(35,063,979)
Net loss attributable to common stockholders	$(29,898,656)	$(10,615,483)	$(66,893,953)	$(35,063,979)
Weighted average common shares outstanding	52,205,156	44,214,428	51,911,107	41,443,362
Net loss per share of common stock - basic and diluted	$(0.57)	$(0.24)	$(1.29)	$(0.85)

The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2016	2015
Options outstanding	6,494,333	4,657,949
Warrants	60,850	27,839
Total	6,555,183	4,685,788

9. Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax:

Balance, December 31, 2015	$(205,856)
Net unrealized gains on marketable securities	261,773
Balance, September 30, 2016	$55,917

There were no reclassifications out of accumulated other comprehensive income (loss) during the three or nine months ended September 30, 2016 and 2015. There was no tax effect during the three or nine months ended September 30, 2016 and 2015.

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

Overview

Using our proprietary product platform, we have identified and are developing the following differentiated product candidates:

•

Oliceridine (TRV130):  We are developing oliceridine, a μ-receptor G protein pathway selective modulator (μ-GPS), for the management of moderate to severe acute pain where intravenous, or IV administration is preferred.  Our ongoing Phase 3 program for oliceridine includes two 375-patient, randomized, double-blind, placebo- and active-controlled, pivotal efficacy trials: the APOLLO-1 study, which is evaluating the analgesic efficacy of oliceridine over 48 hours following bunionectomy; and the APOLLO-2 study, which is evaluating the analgesic efficacy of oliceridine over 24 hours following abdominoplasty.  In each efficacy trial, patients are randomized to receive placebo, morphine, or one of three regimens of oliceridine as needed by patient-controlled analgesia device for the management of post-operative pain. Both the APOLLO-1 and APOLLO-2 trials commenced enrollment in the second quarter of 2016, and the Phase 3 open-label ATHENA-1 safety study commenced in January 2016.  We have retained all worldwide development and commercialization rights to oliceridine, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval. In December 2015 and February 2016, we announced that the U.S. Food and Drug Administration, or FDA, had granted Fast Track and Breakthrough Therapy designation, respectively, to oliceridine for the management of moderate to severe acute pain.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system indications, and based on target selectivity we believe it will not have the addiction liability or other opioid related adverse effects of μ-opioid drugs like morphine or oxycodone. We have initiated preclinical development activities to support our submission of an investigational new drug application, or IND, to the FDA by the end of 2016.

In addition to the above product candidates, we identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate to severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We had also been developing TRV027 for the treatment of acute heart failure, or AHF. In May 2016, we announced that TRV027 did not meet either the primary or secondary endpoints of the Phase 2b (BLAST-AHF) clinical trial. In August 2016, Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), or Allergan, notified us of its decision to not exercise its exclusive option to license TRV027. However, in a post-hoc analysis of patients with systolic blood pressure in the upper two tertiles (top two thirds), there were statistically significant improvements in long-term mortality and morbidity for the lowest tested dose of 1mg/hr.  These data, in conjunction with a finding of improved serum creatinine at day 30 for TRV027 1 mg/hr compared to placebo as well as published preclinical data, suggest a new hypothesis that TRV027 may improve longer term outcomes based on its unique biased ligand mechanism.  This mechanism has been linked to cytoprotective and anti-apoptotic effects.  We are considering seeking a partner to fund clinical testing of this new hypothesis.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2016, we had an accumulated deficit of $249.4 million. Our net loss was $66.9 million and $35.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, TRV734 or TRV027.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $18.5 million as of September 30, 2016. We are assessing our eligibility to draw the $16.5 million that remains under the credit facility based on our potential satisfaction of specific triggers related to the results of our Phase 2b clinical trial of TRV027, which were announced in May 2016.

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

Option Agreement with Allergan plc

In May 2013, we entered into an agreement with Allergan, under which we granted to Allergan an exclusive option to license TRV027. We received no consideration upon the grant of the option to Allergan. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the Phase 2b trial of TRV027 in AHF from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue was recorded on a straight-line basis through the expected term of the trial and has been fully recognized as of June 30, 2016.

In August 2016, Allergan notified us of its decision to not exercise its option. As such, we have retained all rights to TRV027.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank, or the lenders, pursuant to which they have agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one of more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although certain of the triggers to draw on Term Loan C were not attained as of September 30, 2016, we are continuing to assess the remaining triggers to determine our eligibility to draw on Term Loan C.

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

We paid the lenders a facility fee of $175,000 in connection with the execution of the original agreement and an amendment fee of $20,000 in connection with the execution of the second amendment to the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.1% of the aggregate amounts borrowed. In addition, if we repay Term Loan A and Term Loan B prior to the applicable maturity date, we will pay the Lenders a prepayment fee of 3.0% of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of September 30, 2016. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

Components of Operating Results

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of our Phase 2b trial of TRV027 from 500 patients to 620 patients. The payment was recorded as deferred revenue and was recognized on a straight-line basis through the completion date of the trial and has been fully recognized as of September 30, 2016.

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

Change in Fair Value of Warrant Liability

At September 30, 2016, there is an outstanding warrant to purchase up to 20,161 shares of our common stock with a fair value recorded as a liability of $90,561 as it contains a cash settlement feature upon certain strategic transactions. On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, we develop our own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant is considered a Level 3 measurement. The warrant liability is recorded on its own line item on our balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive income (loss).

Other Income

Other income consists principally of interest income earned on cash and cash equivalent balances, marketable securities and miscellaneous income attributable to the sale of research and development tax credits.

Interest Expense

Interest expense consists of interest related to our outstanding loan balance.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230), or ASU 2016-15. ASU 2016-15 was issued to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation, or ASU 2016-09. ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations, or ASU 2016-08. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as January 1, 2017. Early application prior to January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. We are evaluating the transition method we will elect. The adoption of these standards is not expected to have a material impact on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, reduce reporting requirements for an “emerging growth company.” As an emerging growth company, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Collaboration revenue	$—	$1,875,000	$(1,875,000)	$3,750,000	$4,375,000	$(625,000)
Total revenue	—	1,875,000	(1,875,000)	3,750,000	4,375,000	(625,000)
Operating expenses:
General and administrative	4,078,349	2,780,115	1,298,234	11,692,781	8,977,000	2,715,781
Research and development	25,548,532	9,650,138	15,898,394	58,504,964	30,524,601	27,980,363
Total operating expenses	29,626,881	12,430,253	17,196,628	70,197,745	39,501,601	30,696,144
Loss from operations	(29,626,881)	(10,555,253)	(19,071,628)	(66,447,745)	(35,126,601)	(31,321,144)
Other income (expense):
Change in fair value of warrant liability	(7,044)	(68,037)	60,993	62,677	(71,102)	133,779
Net (loss) gain on asset disposals	(8,808)	—	(8,808)	(8,808)	2,656	(11,464)
Miscellaneous income	—	731	(731)	221,699	174,266	47,433
Interest income	178,008	79,407	98,601	585,221	172,095	413,126
Interest expense	(433,931)	(72,331)	(361,600)	(1,306,997)	(215,293)	(1,091,704)
Total other (expense) income	(271,775)	(60,230)	(211,545)	(446,208)	62,622	(508,830)
Net loss attributable to common stockholders	$(29,898,656)	$(10,615,483)	$(19,283,173)	$(66,893,953)	$(35,063,979)	$(31,829,974)

Revenue

Collaboration revenue decreased $1.9 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and $0.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These decreases were driven by the completion of our Phase 2b trial of TRV027 in the second quarter of 2016. We entered into a letter agreement with Allergan on March 5, 2015 under which Allergan paid us $10.0 million, which was recorded as deferred revenue, to fund the expansion of the now-completed Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue was recorded on a straight-line basis and was fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses increased by $1.3 million, or 47%, and $2.7 million, or 30%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were primarily a result of increased headcount and associated salary, bonus and stock compensation expenses, and market research expenditures.

Research and development expense

Research and development expenses increased by $15.9 million, or 165%, and $28.0 million, or 92%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The following table summarizes our research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Personnel-related costs	$3,136,028	$2,254,620	$9,294,429	$6,722,293
Oliceridine (TRV130)	20,014,327	2,895,024	37,144,711	12,764,836
TRV027	774,798	3,313,240	6,122,346	7,340,452
Other research and development	1,623,379	1,187,254	5,943,478	3,697,020
	$25,548,532	$9,650,138	$58,504,964	$30,524,601

The increase in research and development expenses during the three months ended September 30, 2016 was primarily driven by (i) increased expenditures during 2016 on the development of oliceridine including expenses associated with initiating our Phase 3 program and (ii) increased headcount and associated salary, benefits and stock based compensation expense. These increases were partially offset by a decrease in expenditures related to TRV027 due to the completion of the Phase 2b clinical trial in AHF during the second quarter of 2016.

The increase in research and development expenses during the nine months ended September 30, 2016 was primarily driven by (i) increased expenditures on the development of oliceridine including expenses associated with initiating our Phase 3 program in 2016 partially offset by a decrease in expenses primarily associated with the completion of the oliceridine Phase 2b abdominoplasty clinical trial in 2015, (ii) the initiation of TRV250 IND-enabling studies during 2016 and (iii) increased headcount and associated salary, benefits and stock based compensation expense.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At September 30, 2016, we had an accumulated deficit of $249.4 million, working capital of $106.1 million, cash and cash equivalents and marketable securities of $119.6 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(63,865,803)	$(28,223,478)
Investing activities	30,391,582	(60,139,329)
Financing activities	11,928,689	91,191,957
Net (decrease) increase in cash and cash equivalents	$(21,545,532)	$2,829,150

Net cash used in operating activities

Net cash used in operating activities was $63.9 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $66.9 million and net cash outflows from a decrease in deferred revenue of $3.8 million. These cash outflows were partially offset by non-cash expense for stock compensation of $4.3 million and other non-cash adjustments in our net loss totaling $1.7 million.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $30.4 million for the nine months ended September 30, 2016 and net cash used by investing activities was $60.1 million for the nine months ended September 30, 2015. Investing activities in both years consisted primarily of purchases and maturities of marketable securities as well as expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $11.9 million for the nine months ended September 30, 2016, which was primarily due to net proceeds of $11.8 million from the sale of common stock in February 2016 through an at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen.

Net cash provided by financing activities was $91.2 million for the nine months ended September 30, 2015, which was primarily due to net proceeds of $68.5 million from underwritten follow-on offerings of our common stock and net proceeds of $22.0 million from the sale of common stock in July 2015 and May 2015 through an ATM sales facility with Cowen.

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

We believe that our cash and cash equivalents and marketable securities as of September 30, 2016, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations in 2018 and beyond. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $62.8 million remains available under the ATM sales facility as of September 30, 2016.  We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Other Commitments

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We also could enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $25.2 million and marketable securities of $94.4 million at September 30, 2016, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

        We estimate that our existing cash and cash equivalents as of September 30, 2016, together with interest thereon, will enable us to fund our operating expenses and capital expenditure requirements into 2018 Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the period from January 1, 2016 to September 30, 2016, (iv) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2016

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

101

The following financial information from this Quarterly Report on Form 10-Q for the periods ended September 30, 2016, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the period from January 1, 2016 to September 30, 2016, (iv) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.