Form 10-K
period 2016-12-31
TREVENA INC
filed 2017-03-08
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26‑1469215 (I.R.S. Employer Identification No.)
1018 West 8th Avenue, Suite A, King of Prussia, PA (Address of Principal Executive Offices)	19406 (Zip Code)

Registrant’s telephone number, including area code: (610) 354‑8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $218.2 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2016. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2016.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2017 was 57,129,584.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Form 10‑K.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K (this “Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. The forward‑looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward‑looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward‑looking statements. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward‑looking statements include statements about:

•our plans to develop and potentially commercialize our product candidates;

•our ability to fund future operating expenses and capital expenditures with our current cash resources;

•our planned clinical trials and preclinical studies for our product candidates;

•the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

•the extent of clinical trials potentially required by the FDA for our product candidates;

•the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•our commercialization, marketing and manufacturing capabilities and strategies;

•our intellectual property position; and

•our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.    BUSINESS

Overview

Trevena, Inc. is a biopharmaceutical company developing innovative therapies based on breakthrough science to benefit patients and healthcare providers confronting serious medical conditions. Unless the context otherwise requires, we use the terms “Trevena,” “company,” “we,” “us” and “our” to refer to Trevena, Inc.

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

OLINVOTM (oliceridine injection):  We are developing OLINVO, a μ-receptor G protein pathway selective modulator (μ-GPS), for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  On February 21, 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of OLINVO in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  The Phase 3 open-label ATHENA-1 safety study commenced in January 2016 and more than 400 patients have been treated in this study as of February 15, 2017.  We have retained all worldwide development and commercialization rights to OLINVO, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In the second quarter of 2017, we expect to commence a Phase I study of TRV250 in the United Kingdom in healthy volunteers.

In addition to the above product candidates, we identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We had also been developing TRV027 for the treatment of acute heart failure, or AHF. In May 2016, we announced that TRV027 did not meet either the primary or secondary endpoints of our Phase 2b (BLAST-AHF) clinical trial of the compound. In August 2016, Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), or Allergan, notified us of its decision to not exercise its exclusive option to license TRV027. We are seeking a partner to fund any future clinical testing of TRV027.

Our Pipeline

OLINVO™ (oliceridine injection)

OLINVO is a novel µ‑receptor G protein Pathway Selective modulator that activates the G protein pathway, which is associated with analgesia and avoids the β‑arrestin pathway, which is associated with limiting opioid analgesia and with promoting opioid‑induced adverse events.We are developing OLINVO for the management of moderate-to- severe acute pain where IV administration is preferred.

Disease and treatment options

According to 2015 IMS data, approximately 51 million patients in the United States were treated with an IV opioid in the hospital setting.  The majority of use is in the inpatient setting where approximately 16 million patients were treated an average of two days.  In the outpatient setting, approximately 35 million patients were treated for an average of two hours.  The World Health Organization estimates that over 230 million major surgical procedures are performed each year worldwide. The Centers for Disease Control and Prevention, or CDC, estimates that 100 million surgical and invasive diagnostic procedures occur annually in the United States. Based on market research, we believe that approximately 19 million hospital inpatient surgeries are performed collectively in France, Germany, the United Kingdom, Italy, and Spain each year. Accordingly, if approved, we believe that there is a large potential commercial opportunity for OLINVO in the management of both surgical and medical acute pain.

The typical treatment paradigm in developed markets for the management of moderate‑to‑severe acute pain is to initiate injectable or IV pain medication in the preoperative or immediate postoperative period to provide rapid and effective pain relief.  Conventional IV opioid analgesics such as morphine, fentanyl and hydromorphone are the mainstays of pain management in the immediate postoperative period and are approximately 50% of the injectable analgesic unit market. In a 2012 survey of 300 surgical patients in the United States, over 80% of patients reported postoperative pain after the first analgesic medication had been administered, and 40% of this pain was reported to be moderate or severe. In addition, the effectiveness of conventional opioid agonists is limited because of severe side effects such as respiratory depression, nausea, vomiting, and constipation. Injectable non‑opioid analgesics are often used together with IV opioids for post‑surgical pain management; however, these drugs, such as IV non‑steroidal anti‑inflammatory drugs, or NSAIDs, IV acetaminophen or local anesthetics such as bupivacaine, have potential cardiovascular, hepatic and gastrointestinal side effects. None of these non‑opioid analgesic approaches has displaced the use of opioid analgesics as the cornerstone of IV therapy for acute moderate-to-severe pain. We believe that there remains significant unmet need for an effective analgesic agent with an improved safety and tolerability profile.

Clinical development

In December 2015, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation to OLINVO for the management of moderate‑to‑severe acute pain. The Fast Track program is designed to facilitate the development and review of drugs intended to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. In February 2016, the FDA granted Breakthrough Therapy designation to OLINVO for the management of moderate‑to‑severe acute pain. Breakthrough Therapy designation is granted by the FDA to new therapies intended to treat serious conditions and for which preliminary clinical evidence indicates that the drug may demonstrate substantial clinical improvement over available therapies. Breakthrough Therapy designation provides all the benefits of the Fast Track program, as well as more intensive FDA guidance on preparing an efficient drug development program and eligibility for rolling review and priority review.  We currently expect to submit a new drug application, or NDA, for OLINVO in the fourth quarter of 2017.

We are developing OLINVO for the management of moderate‑to‑severe acute pain where IV administration is preferred. In the future, we also may explore other formulations, such as transmucosal or transdermal administration for breakthrough or chronic pain, respectively, in additional, separate clinical trials.

Phase 3 development program

In January 2016, we initiated the Phase 3 clinical program for OLINVO with the enrollment of patients in the ATHENA study, a Phase 3, open label, multicenter study evaluating the safety and tolerability of OLINVO in approximately 900 patients. The study is enrolling eligible patients with moderate-to-severe pain caused by medical conditions or surgery. Patients are treated with OLINVO on an as‑needed basis via IV bolus, patient‑controlled analgesia, or PCA, or both, as determined by the investigator. The primary objective is to assess the safety and tolerability of OLINVO. Pain intensity is being measured as a secondary endpoint.  As of February 15, 2017, over 400 patients have been treated in the ATHENA study, with no apparent off-target or unexpected adverse effects.

In the first quarter of 2016, we discussed our Phase 3 development program with the FDA at an End of Phase 2 meeting. At this meeting, the FDA agreed that pivotal efficacy trials in bunionectomy and abdominoplasty patients include appropriate patient populations to support an indication for the management of moderate-to-severe acute pain.

The FDA also confirmed the need for at least 1,100 patients exposed to OLINVO across the development program for the purposes of evaluating safety and tolerability and that the trials should include a sufficient number of patients with higher exposures and longer durations of OLINVO therapy.  In addition, general agreement was reached on our planned clinical, nonclinical, clinical pharmacology, and chemistry, manufacturing and control activities to support the planned NDA.

APOLLO-1 and APOLLO-2 Phase 3 Studies

In the second quarter of 2016, we commenced two pivotal efficacy trials evaluating OLINVO in patients with moderate-to-severe acute pain: the APOLLO-1 study, which evaluated pain for 48 hours following bunionectomy, and the APOLLO-2 study, which evaluated pain for 24 hours following abdominoplasty.  On February 21, 2017, we announced positive top-line results from the APOLLO-1 and APOLLO-2 studies. In both studies, all dose regimens achieved the primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.

The APOLLO-1 and APOLLO-2 studies were both Phase 3, multicenter, randomized, double-blind, placebo- and active-controlled studies of OLINVO. During the study period, a loading dose of placebo, morphine (4 mg), or OLINVO (1.5 mg) was administered first, and then patients used a PCA button to dose themselves as often as every 6 minutes with the same study drug: 1 mg morphine or 0.1 mg, 0.35 mg, or 0.5 mg OLINVO. If PCA dosing was inadequate to control pain, patients could request supplemental study medication (0.75 mg OLINVO or 2 mg morphine, no more than once an hour).  If the study medication regimen did not adequately manage pain, patients could opt for an NSAID rescue analgesic. Placebo loading, demand, and supplemental doses were volume-matched.

All endpoints were the same in both studies.  Efficacy was measured by a responder analysis, which defined a responder as a patient who experienced at least a 30% reduction in their sum of pain intensity difference at the end of the treatment period without either early discontinuation (for lack of efficacy or safety/tolerability) or use of rescue medication. Non-inferiority to morphine and superiority to morphine were key secondary endpoints. Respiratory safety events were defined as clinically relevant worsening of respiratory status, including oxygen saturation, respiratory rate, or sedation.  The product of the frequency and conditional duration of these events was reported as respiratory safety burden, a key secondary endpoint.  Additional measures of respiratory safety included prevalence of oxygen saturation less than 90% and prevalence of supplemental oxygen use.  Measures of gastrointestinal tolerability included use of rescue antiemetics, vomiting, and spontaneously reported nausea.

APOLLO-1 (bunionectomy)

•

All three OLINVO regimens (0.1 mg, 0.35 mg, and 0.5 mg on-demand doses) achieved the primary endpoint with statistically superior responder rates compared to placebo at 48 hours (p<0.0001, adjusted for multiplicity).

•

The 0.35 mg and 0.5 mg OLINVO dose regimens demonstrated efficacy comparable to morphine at 48 hours based on responder rate (both doses p<0.005 for non-inferiority to morphine).  Both doses were also comparable to morphine for rates of rescue analgesic use.

•	Following the 1.5 mg initial loading dose, all OLINVO regimens demonstrated rapid onset with statistically significant efficacy by 5 minutes (p<0.05).
•

OLINVO exhibited a dose-related trend of improved respiratory safety burden in all three OLINVO dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine).  Consistent with this, in all dose regimens OLINVO showed dose-related trends of reduced prevalence of oxygen desaturation (O2<90%) and lower prevalence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for both measures).

•

OLINVO exhibited a dose-related trend of less antiemetic use compared to morphine (p<0.05 for all OLINVO regimens vs. morphine).  Consistent with this, OLINVO showed dose related trends of lower prevalence of nausea and vomiting in all three OLINVO regimens (p<0.05 for the 0.1 mg regimen vs. morphine).

APOLLO-2 (abdominoplasty)

•

All three OLINVO dose regimens achieved the primary endpoint with statistically superior responder rates compared to placebo (adjusted p<0.05 for the 0.1 mg regimen; adjusted p<0.001 for the 0.35 mg and 0.5 mg regimens).

•

The 0.35 mg and 0.5 mg OLINVO dose regimens demonstrated efficacy comparable to morphine at 24 hours based on responder rate (p<0.05 for non-inferiority of the 0.35 mg regimen vs. morphine).  Both doses were also comparable to morphine for rates of rescue analgesic use.

•	Following the 1.5 mg initial loading dose, all OLINVO regimens demonstrated rapid onset with statistically significant efficacy by 5 to 15 minutes (p<0.05).
•

OLINVO showed a dose-related trend of improved respiratory safety burden in all three OLINVO dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine).  Consistent with this, for all dose regimens OLINVO showed dose-related trends of reduced prevalence of oxygen desaturation (O2<90%) and lower prevalence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for both measures).

•

OLINVO showed a dose-related trend of less antiemetic use than morphine for all three OLINVO regimens (p<0.05 for the 0.1 mg OLINVO regimen vs. morphine). Consistent with this, OLINVO showed dose-related trends of lower prevalence of nausea and vomiting (p<0.05 for the 0.1 mg regimen vs. morphine for both nausea and vomiting; p<0.05 for the 0.35 mg regimen vs. morphine for vomiting).

In both studies, oliceridine was generally well-tolerated. The most common drug-related adverse events were nausea, vomiting, headache, and dizziness.

Phase 2b trial of OLINVO in acute postoperative pain following abdominoplasty

The aim of our Phase 2b clinical trial was to evaluate the efficacy, safety and tolerability of OLINVO in the management of postoperative pain using morphine as a benchmark, utilizing on‑demand dosing to reflect standard clinical practice. This Phase 2b trial was a randomized, double‑blind, placebo‑ and active‑controlled trial of OLINVO in which we enrolled 200 patients with moderate-to-severe acute postoperative pain after abdominoplasty surgery. Two regimens of OLINVO were tested: the first consisted of a 1.5 mg intravenous loading dose with 0.1 mg self‑administered on‑demand doses as often as every six minutes using a PCA device; the second consisted of a 1.5 mg loading dose with 0.35 mg on‑demand doses as often as every six minutes using a PCA device. A commonly used morphine PCA regimen also was tested, consisting of a 4 mg loading dose with 1 mg on‑demand doses as often as every six minutes. Placebo was administered as a loading dose and on‑demand doses were volume‑matched to the active regimens. Rescue medication consisting of ibuprofen or oxycodone was used in all groups.

In August 2015, we reported top‑line results from this trial. OLINVO demonstrated statistically significant pain reduction compared to placebo and comparable efficacy to morphine. OLINVO provided rapid reduction in average pain scores, consistent with the previous Phase 2 trial where OLINVO showed more rapid onset of meaningful pain relief than morphine. Rescue analgesic use was similar for both OLINVO and morphine, and less than half the rate of rescue analgesic use for placebo. In this study, the OLINVO groups had a significantly lower prevalence (percentage of patients) of hypoventilation events (a measure of respiratory safety), nausea, and vomiting than the morphine group. The most frequently reported adverse events, or AEs, associated with OLINVO were nausea, vomiting, hypoventilation and headache. Opioid‑related AEs were generally less frequent in the OLINVO groups compared to morphine. No drug‑related serious adverse events were reported in the study.

Phase 2a/b trial of OLINVO in acute postoperative pain following bunionectomy

The aim of our Phase 2a/b clinical trial was to evaluate the efficacy and tolerability of OLINVO in the management of postoperative pain using morphine as a benchmark, using fixed dose and dose interval to characterize the performance of OLINVO. The trial was a multicenter, randomized, double‑blind, placebo‑ and active‑controlled, multiple dose, adaptive trial in 333 women and men undergoing a primary unilateral first‑metatarsal bunionectomy surgery at four sites in the United States. Patients were randomized after surgery to receive OLINVO, morphine or placebo to manage their pain. Pain intensity was measured using validated numeric rating scales ranging from ten (most severe pain) to zero (no pain) at multiple time points up to 48 hours. Based on these scales, analgesic efficacy was assessed with a time‑weighted average change in pain score over 48 hours—a well‑established measure of changes in the intensity of pain over time and an FDA‑recommended endpoint for pain studies.

In November 2014, we announced top‑line data from this trial. At doses of 2 mg and 3 mg of OLINVO administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrates proof of concept for OLINVO. Over the 48‑hour trial period, the 3 mg dose of OLINVO administered every three hours also showed statistically superior analgesic efficacy compared to the 4 mg dose of morphine administered every four hours. Additionally, in the first three hours of dosing, when pain was most severe, the 1 mg, 2 mg and 3 mg doses of OLINVO demonstrated superior analgesic efficacy in the trial compared to placebo, and the 2 mg and 3 mg doses of OLINVO demonstrated superior analgesic efficacy compared to the 4 mg dose of morphine.

There were no serious adverse events reported in the trial. Both the 2 mg and 3 mg doses of OLINVO showed overall tolerability over the 48‑hour trial period similar to that of the 4 mg dose of morphine administered every four hours. The most frequently reported adverse events associated with OLINVO were dizziness, headache, somnolence, nausea, vomiting, flushing and itching. Adverse effects were generally dose‑related.

Phase 1 clinical studies of OLINVO

We have completed a number of Phase 1 clinical studies of OLINVO. These included two single ascending dose studies of OLINVO given as a 60 minute continuous infusion or a 2 minute bolus infusion that showed dose‑related increases in plasma exposure and pupil constriction, a biomarker for CNS opioid activity across a range of doses that were generally well tolerated. Because in vitro data suggest that OLINVO is metabolized by at least two liver enzymes, CYP2D6 and CYP3A4, we assessed OLINVO pharmacokinetics, pharmacodynamics, safety and tolerability in CYP2D6 “poor metabolizer” healthy volunteers with little to no CYP2D6 activity. This study showed that OLINVO clearance was reduced by approximately 50% in the poor metabolizers suggesting that a lower frequency of dosing may be required to offer effective pain relief.

In 2013, we completed a Phase 1b proof of concept exploratory trial in healthy male subjects. The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of a single dose of OLINVO as compared to a single 10 mg dose of morphine. We used a well‑established evoked‑pain model, the cold pain test, to evaluate the analgesic effects of OLINVO by measuring the time to hand removal, or latency, from a temperature‑controlled cold water bath. At both the 3.0 mg and 4.5 mg doses, OLINVO showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p‑value of less than 0.05 at the ten and 30 minute time points after dosing. The durability of the analgesic effect was similar to morphine. In addition, the time to peak effect was more rapid than that for morphine. Overall, OLINVO was well tolerated in the trial. Subjects receiving OLINVO showed less severe nausea and less frequent vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. OLINVO also showed less respiratory depression compared to morphine over 4 hours.

In October 2014, we completed an adaptive, multiple ascending dose study of OLINVO in more than 50 healthy subjects. The safety, tolerability, pharmacokinetics and pharmacodynamics results of this study were consistent with the earlier Phase 1 studies described above. Recently, we also successfully completed an absorption, distribution, metabolism, and excretion study, a QTc interval study, a renal impairment study, and a human abuse liability study.

Commercialization

We intend to build hospital commercial capabilities in the United States and retain full U.S. rights to OLINVO. We expect to seek collaborators to commercialize OLINVO outside the United States to offset risk and preserve capital.

To commercialize OLINVO in the United States, we intend to utilize a hospital-focused specialty sales force targeting surgeons, anesthesiologists, hospitalists, and other healthcare providers with acute post-surgical or medical pain management responsibility.  Within the inpatient setting, we believe that there will be opportunities for OLINVO in the post-anesthesia care unit, the emergency department, the intensive/critical care unit, and the medical/surgical floor.  Based on market research conducted to date with key customers, we currently expect to focus on multiple surgical and medical procedures in which OLINVO may be a good clinical fit due to patient or procedure characteristics.  In targeted hospitals, we will work to secure Pharmacy and Therapeutics Committee approval and subsequent pull-through utilization of OLINVO. Given the changing dynamics in the hospital marketplace and the increased emphasis on clinical and economic outcomes, we expect our commercialization plans also will include health economic information designed to demonstrate the value OLINVO could provide to the healthcare system through a potential reduction in adverse events related to the use of conventional IV opioids.  Because many of our targeted customers also provide care in other hospital settings, we anticipate that we will also target a select number of hospital outpatient departments and ambulatory surgery centers.

Manufacturing

We have completed process development of the active pharmaceutical ingredient, or API, and have manufactured multiple commercial scale batches using our proposed commercial process under commercial good manufacturing practices, or cGMP, conditions. We also have completed drug product process development and have manufactured multiple batches of drug product using the proposed commercial process under cGMP conditions.  Both API and drug product will be manufactured in the United States by third party contract manufacturing vendors with which we have established contractual relationships for supply.

Competition

If OLINVO is approved for IV management of moderate-to-severe acute pain, it will compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well‑known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post‑operative ileus. OLINVO also may compete against, or be used in combination with, OFIRMEV®  (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL®  (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, DYLOJECT™ (IV diclofenac), marketed by Pfizer Inc., and IONSYS® marketed by The Medicines Company. Together with generic versions of IV NSAIDs such as ketorolac, and generic versions of local anesthetics such as bupivacaine, these non‑opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

We also are aware of a number of products in mid- and late-stage clinical development that are aimed at improving the treatment of moderate-to-severe, acute pain and will directly compete with OLINVO. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand‑held dispensers including DSUVIA™ and ZALVISO™. Durect Corporation, Innocoll Holdings plc, and Heron Therapeutics Inc. all have proprietary long‑acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with µ‑opioids in clinical trials.

Intellectual property

Our OLINVO patent portfolio is wholly owned by us. The portfolio includes two issued U.S. patents (U.S. Patent Nos. 8,835,488 and 9,309,234), which claim among other things, OLINVO, compositions comprising OLINVO and methods of using OLINVO. The portfolio also includes one allowed U.S. patent application (U.S. Patent Application No. 15/093,315) claiming OLINVO, other compounds and/or methods of making or using the same. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Japan and New Zealand, which claim among other things, OLINVO, compositions comprising OLINVO and methods of using OLINVO.  The foreign portfolio also includes applications that have been allowed in China, Australia and by the European Patent Office, which claim among other things, OLINVO, compositions comprising OLINVO and methods of using OLINVO.  We have patent applications pending in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, Hong Kong and New Zealand. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV250

TRV250 is a small molecule G protein biased ligand of the δ‑opioid receptor in preclinical development.  In the second quarter of 2017, we expect to commence a Phase I study of TRV250 in the United Kingdom in healthy volunteers. Based on the profile of TRV250, we believe it has the potential to be a first‑in‑class treatment for migraine. According to Decision Resources, a healthcare consulting company, the acute episodic migraine market encompassed approximately 12 million drug‑treated patients in 2013 in the United States, representing approximately $2.2 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to or cannot tolerate the market‑leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

Triptans, a generic family of 5HT1B agonists, are the current standard treatment for acute treatment of migraine, and account for 80% of migraine therapies prescribed during physician office visits. Other less commonly prescribed acute treatments include ergot alkaloids, and analgesics such as opioids and NSAIDs. Various branded reformulations of triptan molecules have been launched and we are aware of others in development. In May 2016, Avanir Pharmaceuticals, Inc. launched a dry powder nasal delivery formulation of sumatriptan, called ONZETRA™ Xsail™. RedHill Biopharma, Ltd. and IntelGenx Corp. plan to resubmit the NDA for RIZAPORT  ®, an oral thin film rizatriptan formulation, to the FDA in the first half of 2017. In addition, Allergan is developing an orally inhaled formulation of dihydroergotamine, called SempranaTM. Lasmiditan, an selective 5HT1F agonist, is in late stage development by Colucid Pharmaceuticals, Inc., recently acquired by Eli Lilly and Company. Allergan also has an oral anti-calcitonin gene-related peptide, or CGRP, ubrogepant (MK-1602), in Phase 3 testing for the acute treatment of migraine.

Patients suffering from frequent or chronic migraine headaches may also use preventative agents to decrease the frequency and severity of migraines. Botox® is currently the most widely prescribed migraine prophylactic, but certain anticonvulsants, such as topiramate, and beta-blockers, such as propranolol, are also used. We are aware of four companies with anti-CGRP antibodies in mid-to-late stage development for preventative treatment of migraine: Amgen, Inc. with AMG 334; Alder BioPharmaceuticals Inc. with ALD403; Eli Lilly and Company with LY2951742 and Teva Pharmaceutical Industries Limited with LBR-101.

We believe our preclinical data support targeting the δ‑opioid receptor for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. By contrast, TRV250 is a potent δ‑opioid receptor ligand that displayed strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability through selectively activating G protein coupling without engaging β‑arrestin. These in vivo data are further supported by data for δ‑agonists in β‑arrestin knockout mice suggesting that β‑arrestin plays a role in seizures. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise outside the United States. Phase 1 clinical trials could include electroencephalogram studies to specifically assess seizure liability.

We have one non-provisional patent application in the United States directed to compounds that modulate the δ‑opioid receptor. This application is solely owned by us.  We have also filed a Patent Cooperation Treaty, or PCT, application and anticipate filing foreign national phase applications based upon the PCT application by the appropriate deadlines.  Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions.

TRV734

TRV734 is a small molecule µ‑GPS that we discovered and have developed through Phase 1 as a first‑line, orally administered compound for the treatment of moderate-to-severe acute and chronic pain. Like OLINVO, TRV734 takes advantage of a well‑established mechanism of pain relief by targeting the µ‑opioid receptor, but does so with enhanced selectivity for the G protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the β‑arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

TRV734 has shown a similar profile to OLINVO in in vitro and in vivo studies. It is highly selective for the µ‑opioid receptor where, like the most powerful opioid analgesics, it is a strong agonist of G protein coupling. TRV734 is distinct from those analgesics in its very weak recruitment of β‑arrestins to the µ‑opioid receptor. In our preclinical studies, TRV734 showed analgesic effects in preclinical pain models similar to oxycodone and morphine. In the same studies, TRV734 caused less constipation compared to equivalently analgesic doses of oxycodone and morphine. TRV734 is active after oral administration in mice and rats, has high oral bioavailability and has been well tolerated in non‑human primates.

We have completed three Phase 1 trials of TRV734 in healthy volunteers, including a single ascending dose study, a multiple ascending dose study, and a pharmacokinetic study. In these studies, a total of 127 healthy volunteers were exposed to TRV734 at doses between 2 mg and 250 mg. We incorporated measures to assess the potential for analgesic efficacy and tolerability advantages in these studies. Based on these data and data for OLINVO, we believe that TRV734 may offer an improved efficacy profile as compared to current opioid therapies or equivalent efficacy with an improved gastrointestinal tolerability and respiratory safety profile.

Our TRV734 patent portfolio is wholly owned by us and includes one issued U.S. patent (U.S. Patent No, 9,044,469) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Japan and New Zealand claiming TRV734, other compounds and/or methods of making or using the same.  The foreign portfolio also includes applications that have been allowed in China, Australia, and by the European Patent Office claiming TRV734, other compounds and/or methods of making or using the same.  We also have patent applications pending in South Korea, the European Patent Office, the Eurasian Patent Office, Australia, Brazil, Canada, Israel, India, Japan, China, Hong Kong and New Zealand. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV027

TRV027 is a peptide β‑arrestin biased ligand that targets the angiotensin II type 1 receptor (AT1R), inhibiting angiotensin II‑mediated G protein signaling and activating β‑arrestin signaling. For the past several years, we have been developing TRV027 for the treatment of AHF in combination with standard diuretic therapy.

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

Clinical development experience

In May 2016, we announced that TRV027 did not meet either the primary or secondary endpoints of the Phase 2b (BLAST-AHF), randomized, double-blind, standard of care controlled clinical trial evaluating the safety and efficacy of TRV027 in 618 patients with AHF.  The study compared TRV027 (1.0 mg/hr, 5.0 mg/hr and 25 mg/hr) plus standard heart failure therapy versus placebo plus standard therapy. The primary objective of this trial was to evaluate the effects of TRV027 on a composite of clinically important outcomes: mortality, worsening heart failure, hospital readmission rate, dyspnea, and length of hospital stay. In this study, TRV027 or placebo were initiated after presentation to the hospital and then continued to be administered for a minimum of 48 hours and a maximum of 96 hours. Pre-specified analyses to identify populations that may respond best to TRV027 included segmentation by ejection fraction, systolic blood pressure, plasma renin activity, and glomerular filtration rate. The study methodology was published in the Journal of the American College of Cardiology – Heart Failure in March 2015.

Although the BLAST-AHF trial did not meet its primary or secondary endpoints, in a post-hoc analysis of patients with systolic blood pressure in the upper two tertiles (top two thirds), there were statistically significant improvements in long-term mortality and morbidity for the lowest tested dose of 1mg/hr.  These data, in conjunction with a finding of improved serum creatinine at day 30 for TRV027 1 mg/hr compared to placebo as well as published preclinical data, suggest a new hypothesis that TRV027 may improve longer term outcomes based on its unique biased ligand mechanism.  This mechanism has been linked to cytoprotective and anti-apoptotic effects.  We are seeking a partner to fund future clinical testing of this hypothesis.

In addition to the BLAST-AHF trial, we have completed three clinical trials of TRV027:

•

A Phase 2a clinical trial in medically fragile subjects with advanced stable heart failure, low ejection fraction and a clinical indication for right‑heart catheterization. Ejection fraction is a measure of the volume of blood pumped by the heart. Right‑heart catheterization is a procedure that allows measurement of intracardiac and intravascular pressures on the side of the heart leading to the lungs.

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

Option and License Agreements with Allergan

On May 3, 2013, we entered into an option agreement and a license agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), under which we granted to Allergan an exclusive option to license TRV027. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the Phase 2b trial of TRV027 in AHF from 500 patients to 620 patients.  In August 2016, Allergan notified us of its decision to not exercise its exclusive option.  As such, we have retained all rights to TRV027.

Intellectual Property

Our TRV027 patent portfolio is wholly owned by us. The portfolio includes four issued U.S. patents (U.S. Patent Nos. 8,486,885; 8,796,204; 8,809,260; and 8,993,511) that claim, among other things, TRV027, compositions comprising TRV027, and methods of using TRV027. We also have issued patents in Europe, Australia, Japan, New Zealand China, and Hong Kong. The issued U.S. patents covering the composition of matter and methods of using TRV027 are expected to expire no earlier than 2031 (U.S. Patent No. 8,486,885) and 2029 (U.S. Patent Nos. 8,796,204; 8,809,260; and 8,993,511), subject to any disclaimers or extensions available under the Hatch‑Waxman Act. The issued European Patent is expected to provide coverage for TRV027 throughout most of European Union until at least 2029, subject to any disclaimers or extensions. The TRV027 patent portfolio also includes two pending U.S. patent applications, which claim a genus of compounds that would encompass TRV027 and methods of using such compounds. If the two pending U.S. patent applications were to issue, they would be expected to expire no earlier than 2029, subject to any disclaimers or extensions. Outside of the United States, we have pending patent applications in Canada and India that are directed to TRV027. The patents from these applications, if issued, are predicted to expire in 2029, subject to any disclaimers or extensions.

Additionally, the TRV027 patent portfolio includes one issued patent (U.S. Patent No. 9,518,086) directed to a crystalline form of TRV027, two U.S. non‑provisional directed to, among other things, synthesis of TRV027, crystalline and amorphous forms of TRV027, and methods of preparing crystalline and amorphous forms of TRV027.  We have foreign application directed to, among other things, crystalline and amorphous forms of TRV027, that are pending in Australia, Canada, China, Europe, Japan, and New Zealand.  We also have foreign application directed to, among other things, synthesis of TRV027, that are pending in Australia, Canada, China, Europe, India, Japan, and New Zealand.  U.S. Patent No. 9,518,086 covering a crystalline form of TRV027 is expected to expire no earlier than 2035, subject to any disclaimers or extensions.  Any patents resulting from the pending patent applications, if issued are also expected to expire no earlier than 2035.

Our Platform

G protein coupled receptors, or GPCRs, are a large family of cell surface receptors that trigger two signaling pathways, G protein and β‑arrestin, and are implicated in cellular function and disease processes. More than 30% of all currently marketed therapeutics target GPCRs. Currently available therapeutics that target GPCRs, or GPCR ligands, are typically not signal specific, and therefore either inhibit both the G protein and β‑arrestin pathways (an antagonist ligand) or activate both pathways (an agonist ligand). This lack of signal specificity often results in a suboptimal therapeutic profile for these drugs because in many cases one of the pathways is associated with a beneficial therapeutic effect and the other is associated with limiting that benefit or with an undesirable side effect. We use our proprietary Advanced Biased Ligand Explorer, or ABLE, product platform to identify “biased” ligands, which are compounds that activate one of the two signaling pathways of the GPCR while inhibiting the other. This signaling specificity is the basis for our drug discovery and development approach, which is to identify selective GPCR biased ligands and develop them into differentiated clinical products. While some GPCRs trigger other signaling pathways in addition to G protein and β‑arrestin, most GPCRs trigger those two pathways.

Our ABLE product platform is a collection of proprietary biological information, in vitro assays, know‑how and expertise that we use to identify unique GPCR‑targeted biased ligands with attractive pharmaceutical properties. In vitro assays are laboratory tests performed outside of a living organism. Our in vitro assays use cells that have the receptor of interest on the cell surface, where G protein and β‑arrestin signaling from that receptor can be measured to determine if a particular ligand is biased, and if so whether it is a G protein or β‑arrestin biased ligand. Our assays can also measure different cellular responses resulting from signaling through β ‑arrestin and can thereby help us to associate pharmacological responses with molecular signaling. Most components of our ABLE product platform are maintained as trade secrets, but the output of the product platform is reflected in the product candidates that we have advanced into clinical testing and the research we have published in numerous peer‑reviewed journals. We believe that our ABLE product platform provides us with an important competitive advantage in identifying further opportunities for efficient and high‑impact biased ligand drug discovery, development and commercialization.

We were founded in late 2007 to discover and develop product candidates based on biased ligands, a concept discovered by our scientific founder, Dr. Robert Lefkowitz, who was awarded the 2012 Nobel Prize in Chemistry in part for his elucidation of the multiple pathways that a GPCR engages. We believe that we are the first company to progress a GPCR biased ligand into clinical trials. The members of our executive management team have held senior positions at leading pharmaceutical and biotechnology companies and possess substantial experience across the spectrum of drug discovery, development, and commercialization.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know‑how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know‑how, and continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of modulating GCPRs with biased ligands.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional biased modulators of GCPRs. We anticipate seeking patent protection in the United States and internationally for compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent’s scope can be modified after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Because many patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be able to obtain patent protection for the inventions disclosed and/or claimed in our pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or a foreign patent office to determine priority of invention or in post‑grant challenge proceedings, such as oppositions, inter‑partes review, post grant review or a derivation proceeding, that challenge our entitlement to an invention or the patentability of one or more claims in our patent applications or issued patents. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a PCT application or a non‑provisional patent application, subject to any disclaimers or extensions. The term of a patent in the United States can be adjusted and extended due to the failure of the United States Patent and Trademark Office following certain statutory and regulation deadlines for issuing a patent.

In the United States, the patent term of a patent that covers an FDA‑approved drug also may be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during clinical development and the FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non‑United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Although, we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the United States Patent and Trademark Office, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•

performance of human clinical trials, including adequate and well‑controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;

•	FDA review and approval of an NDA; and

•	in certain cases, DEA review and scheduling activities prior to launch.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

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

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. We expect that the µ‑opioid agonist products will be subject to a REMS, since currently marketed opioid products are subject to this requirement.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre‑Approval Inspection, or PAI. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, an additional step of DEA review and scheduling is required.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review and Approval

The FDA has various programs, including Fast Track, Breakthrough Therapy designation, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life‑threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life‑threatening diseases or conditions and fill unmet medical needs. In December 2015, FDA granted Fast Track designation to OLINVO for the management of moderate‑to‑severe acute pain. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval, which is described in Subpart H of 21 Code of Federal Regulations, or 21 CFR Part 314, provides for an earlier approval for a new drug that is intended to treat a serious or life‑threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a clinical measurement or other biomarker used as an indirect or substitute measurement to predict a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post‑marketing clinical trials.

In the Food and Drug Administration Safety and Innovation Act, which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. In June 2013, the FDA published a draft Guidance for Industry entitled, “Expedited Programs for Serious Conditions—Drugs and Biologics” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A Breakthrough Therapy designation is intended to expedite the development and FDA review of drugs for serious or life‑threatening conditions or where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. In February 2016, OLINVO received a Breakthrough Therapy designation from the FDA for the management of moderate‑to‑severe acute pain in patients 18 years of age or older for whom a parenteral opioid is warranted.

Post‑Approval Requirements

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

The FDA may impose a number of post‑approval requirements as a condition of approval of an NDA. For example, the FDA may require post‑marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post‑approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

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

DEA Regulation

Both OLINVO and TRV734, if approved, will be regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. OLINVO and TRV734, if approved, are expected to be listed by the DEA as Schedule II controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use will be subject to a high degree of regulation.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches.

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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include anti‑kickback and false claims laws and regulations as well as data privacy and security laws and regulations.

The federal Anti‑Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti‑Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs of payments and other transfers of value to physicians and teaching hospitals.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non‑reimbursable, uses.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Third party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third‑ party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost‑effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement and Pricing

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third party payors do not consider our product candidates to be cost‑effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, as amended, was signed into law. Among other things, this law created the Joint Select Committee on Deficit Reduction to propose spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding. In 2017, President Trump and the Republican Congressional leadership have vowed to repeal and replace PPACA. We cannot anticipate what impact any such replacement or other future healthcare reform initiatives will have on coverage and reimbursement of our products or our business more generally.

Exclusivity and Approval of Competing Products

Hatch‑Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed drug. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Hatch‑Waxman Non‑Patent Exclusivity

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five‑year period of non‑patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or noninfringement.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three‑year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three‑year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent exclusivity periods described above. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

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

Employees

As of December 31, 2016, we had 72 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2007. Our principal executive offices are located at 1018 West 8th Avenue, Suite A, King of Prussia, Pennsylvania 19406. Our telephone number is (610) 354‑8840.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.trevenainc.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed below. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10‑K as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Maxine Gowen, Ph.D.	58	President, Chief Executive Officer and Director
Carrie L. Bourdow	54	Senior Vice President and Chief Commercial Officer
Roberto Cuca	49	Senior Vice President and Chief Financial Officer
Yacoub Habib, Ph.D.	49	Senior Vice President, Business Development and Corporate Planning
Michael W. Lark, Ph.D.	59	Senior Vice President, Research and Chief Scientific Officer
John M. Limongelli, Esq.	47	Senior Vice President, General Counsel and Chief Administrative Officer
David Soergel, M.D.	49	Senior Vice President, Clinical Development and Chief Medical Officer

Maxine Gowen, Ph.D.

Dr. Gowen has served as our President and Chief Executive Officer and as a member of our board of directors since our founding in November 2007. Prior to joining our company, Dr. Gowen was Senior Vice President for the Center of Excellence for External Drug Discovery at GlaxoSmithKline plc, or GSK, where she held a variety of leadership positions during her tenure of 15 years. Before GSK, Dr. Gowen was Senior Lecturer and Head, Bone Cell Biology Group, Department of Bone and Joint Medicine, of the University of Bath, U.K. Dr. Gowen has served as a director of Akebia Therapeutics, Inc. since July 2014 and Idera Pharmaceuticals, Inc. since January 2016. From 2008 until 2012, Dr. Gowen served as a director of Human Genome Sciences, Inc., a public biopharmaceutical company. Dr. Gowen also serves on the boards of BIO, the biotechnology industry association, and its affiliate, Life Sciences PA. She received her Ph.D. from the University of Sheffield, U.K., an M.B.A. with academic honors from The Wharton School of the University of Pennsylvania, and a B.Sc. with Honors in Biochemistry from the University of Bristol, U.K.

Carrie L. Bourdow

Ms. Bourdow has served as our Senior Vice President and Chief Commercial Officer since May 2015. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across several therapeutic areas including anti‑infectives, acute heart failure, and pain. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

Roberto Cuca

Mr. Cuca joined our company as Senior Vice President and Chief Financial Officer in September 2013. Prior to joining us, he held various leadership positions in the finance organization of Endo Health Solutions Inc., a pharmaceutical company, from March 2010 to August 2013, including, most recently, Treasurer and Senior Vice President, Finance. Prior to that, he was Director, Corporate and Business Development, at moksha8 Pharmaceuticals, Inc., an emerging markets‑focused pharmaceutical company, from March 2008 until February 2010. From 2005 until 2008, he worked at JPMorgan Chase & Co. as an equity analyst covering U.S. pharmaceutical companies. Mr. Cuca received an M.B.A. from the Wharton School of The University of Pennsylvania, a J.D. from Cornell Law School, an A.B. from Princeton University, and he is a CFA charterholder.

Yacoub Habib, Ph.D.

Dr. Habib has served as our Senior Vice President, Business Development and Corporate Planning since July 2015. Previously, from 2009 to June 2015, he served as Vice President of Business Development at Ikaria, Inc. and led the business development strategy for the company until its acquisition. From 2007 to 2009, he served as Executive Director of New Business Development for Pfizer Inc. Before joining Pfizer, Dr. Habib was Executive Director of Global Business Development for Organon Pharmaceuticals, a division of Akzo Nobel, where he was responsible for the identification, evaluation, and negotiation of in‑licensing, out‑licensing and divestiture opportunities in neuroscience, fertility, and women health. He started his career at Bristol‑Myers Squibb where he spent nine years in various research, corporate, and business development roles including as Director of Corporate and Business Development. Dr. Habib holds a Ph.D. in pharmaceutical sciences from the University of Maryland and an M.B.A. with a major in finance and marketing from New York University Stern School of Business.

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

John M. Limongelli, Esq.

Mr. Limongelli joined our company as Senior Vice President, General Counsel and Corporate Secretary in May 2014 and was appointed Chief Administrative Officer in March 2016. Prior to this, he was Vice President, Associate Chief Counsel and Corporate Secretary at Cigna Corporation from September 2013 until May 2014. From October 2012 to September 2013, he was a partner at the law firm Royer Cooper Cohen Braunfeld LLC. He served as Senior Vice President, General Counsel and Secretary at Adolor Corporation from September 2008 until December 2011. Prior to Adolor, Mr. Limongelli held roles of increasing responsibility with Cephalon, Inc., most recently serving as Vice President and Associate General Counsel. Mr. Limongelli began his legal career in private practice with Morgan, Lewis & Bockius, LLP. Prior to his legal career, Mr. Limongelli was a certified public accountant with KPMG LLP. Mr. Limongelli obtained both his J.D. and M.B.A. from Temple University.

David Soergel, M.D.

Dr. Soergel has served in multiple positions since joining our company in November 2009 and currently serves as our Senior Vice President, Clinical Development and Chief Medical Officer. Prior to joining our company, he served as Senior Director, Clinical Development for Concert Pharmaceuticals, Inc., a biotechnology company, from July 2008 to November 2009. Prior to Concert, Dr. Soergel served as Director, Discovery Medicine, in the Cardiovascular Urogenital Center of Excellence in Drug Discovery at GSK, from 2005 until 2008. Dr. Soergel received an M.D. from Cornell University Medical College and a B.A. from The Johns Hopkins University. Dr. Soergel completed his clinical training in pediatric cardiology at Johns Hopkins Hospital and underwent additional training in heart failure and transplant at the Children’s Hospital of Philadelphia.

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10‑K, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $103.0 million, $50.5 million and $49.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $285.6 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	complete enrollment in the remaining Phase 3 clinical trial of OLINVO, our lead product candidate;

•

establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize OLINVO and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;

•	initiate clinical trials for TRV250, our δ‑opioid receptor product candidate;

•	seek to discover additional product candidates;

•	conduct clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire additional clinical and scientific personnel; and

•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials, making necessary regulatory filings, or the development of any of our product candidates, our expenses could increase.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete enrollment in the remaining Phase 3 clinical trial for OLINVO, continue research and development, and initiate additional clinical trials of, and seek regulatory approval for, OLINVO and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to:

•	delay, reduce, or eliminate our research and development programs or any future commercialization efforts;

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;

•	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	cease operations altogether.

We estimate that our existing cash and cash equivalents and marketable securities as of December 31, 2016, together with interest thereon, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. Accordingly, we expect that we will need to raise substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

•	the progress and results of the Phase 3 clinical program for OLINVO;

•	the scope, progress, results and costs of preclinical development, laboratory testing, and clinical trials for our other product candidates, including TRV250;

•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including OLINVO in regions outside the United States;

•	the number and development requirements of other product candidates that we pursue;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and

•

the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside the United States.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, in May 2016, we announced that TRV027 failed to meet either the primary or secondary endpoints of the BLAST-AHF Phase 2b clinical trial. In addition, our product candidates, if approved, may not achieve commercial success or meet our expectations. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for at least two years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue and positive cash flows from operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, either at the time of such capital raise or thereafter, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing and additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in late 2007, and our activities to date have been limited to, among other things, organizing and staffing our company, business planning, raising capital, developing our ABLE product platform, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. With the exception of OLINOVO, our product candidates are early in development. We have not yet demonstrated our ability to successfully complete all necessary later stage clinical trials, obtain regulatory approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to significantly expand our capabilities to support future activities related to the approval, manufacture, and commercialization of our product candidates. We may be unsuccessful in adding such capabilities.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our research and development efforts are focused on discovering and developing novel drugs based on biased ligands, and the approach we are taking to discover and develop drugs is not proven and may never lead to marketable products.

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

We are early in our development efforts and have only one product candidate, OLINVO, in Phase 3 development. If we are unable to successfully complete development and commercialization of our product candidates, either on our own or with a partner, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only one product candidate, OLINVO, that is in Phase 3 development. We have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for at least two years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community, and third party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and

•	maintaining a continued acceptable safety profile of our products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Even though OLINVO has received breakthrough therapy designation and fast track designation for the management of moderate-to-severe acute pain, there can be no assurance that such designations will result in expedited review or approval.

Breakthrough therapy designation and fast track designation are intended to expedite the development and review of products that address unmet medical needs for serious conditions. We have received breakthrough therapy designation and fast track designation for OLINVO for the management of moderate-to-severe acute pain, but there can be no assurance that such designations ultimately will result in expedited review or approval. Furthermore, the FDA may rescind the breakthrough therapy designation if it determines that subsequent data no longer support the designation. Fast track designation and breakthrough therapy designation do not change the standards for product approval.

The reported results of OLINVO are based on top-line data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of OLINVO that we have publicly disclosed, and that are discussed herein, consist of top-line data. Top-line data are based on a preliminary analysis of currently-available efficacy and safety data, and therefore the reported results, findings and conclusions related to OLINVO are subject to change following a comprehensive review of the more extensive data that we expect to receive related to OLINVO. Top-line data are based on important assumptions, estimations, calculations, and information currently available to us, and we have not received or had an opportunity to fully and carefully evaluate all of the data related to OLINVO. As a result, the top-line results of OLINVO that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of OLINVO, the approvability or commercialization of OLINVO, and our business in general. If the top-line data that we have reported related to OLINVO differ from actual results, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

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

Clinical testing is expensive, can take many years to complete, and has a high risk of failure. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials, which could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post‑marketing testing and/or reporting requirements; or

•	have the product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, thereby harming our business and results of operations.

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

If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may require additional warnings on the label or even withdraw approvals of such product;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, if one is not required in connection with regulatory approval;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

OLINVO is predominantly metabolized by two liver enzymes, CYP2D6 and CYP3A4, that are common metabolic pathways for drugs. Because of competitive use of these pathways, we may need to conduct additional drug interaction studies and OLINVO may be limited in its co-administration with other drugs using these pathways as their safety and effectiveness, as well as OLINVO's, may be adversely affected. This could limit our commercial opportunity due to the common co-administration of drugs in patients with moderate-to-severe acute pain requiring IV therapy. In addition, since CYP2D6 enzyme activity varies in the population, different dosing may be required in the product label for individuals that have low levels of CYP2D6 activity, which could limit the commercial opportunity of the drug, if approved. We continue to discuss this question with the FDA and cannot assure you that the FDA will not require us to utilize different dosing for this population and/or prospectively characterize individuals' CYP2D6 activity prior to administering OLINVO.

OLINVO and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since OLINVO and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks likely will apply to the use of OLINVO and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of OLINVO experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with OLINVO. Agonists at the -opioid receptor have been associated with a risk of seizures. TRV250, our -opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.  In such case, we likely would discontinue further development of TRV250 for the treatment of migraines.

We may expend our limited resources to pursue a particular product candidate or indication and thereby fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third‑ party payors, and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;

•	the timing of market introduction of the product candidate as well as competitive products;

•	our ability to offer the product for sale profitably and at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of sales, marketing, and distribution support;

•	the availability of third party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved; and

•	any restrictions on the use of our products, both on their own and together with other medications.

If we are unable to establish manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently have limited resources focused on the manufacturing, marketing, sales and distribution of pharmaceutical products and have limited experience and capabilities in this area. To commercialize any product candidates that receive marketing approval, we would need to build manufacturing, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we successfully develop and obtain regulatory approval for any of our product candidates, we expect to build a targeted specialist sales force to market or co-promote the product in the United States; we currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States, although this expectation could change in the future. There are substantial risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

For OLINVO, we will need to partner with one or more third parties to sell, market and distribute this product, if approved, outside the United States. We may be unsuccessful in our efforts to secure such partnerships.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, which our goal would be to displace or to be used in conjunction with, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. OLINVO also may compete against, or be used in combination with, OFIRMEV®, marketed by Mallinckrodt plc, EXPAREL®, marketed by Pacira Pharmaceuticals, Inc., CALDOLOR®, marketed by Cumberland Pharmaceuticals, DYLOJECT™, marketed by Pfizer Inc., and IONSYS® marketed by The Medicines Company. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand-held dispensers (DSUVIA™ and ZALVISO™). Durect Corporation, Innocoll Holdings plc, and Heron Therapeutics all have proprietary long-acting reformulations of bupivacaine in development. Recro Pharmaceuticals is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing an IV and oral peripherally restricted -opioid receptor agonist, which has been administered in combination with µ-opioids in clinical trials. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and selling and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we or any future collaborators are able to commercialize any of our product candidates, the product candidates may become subject to unfavorable pricing regulations, third party coverage and reimbursement policies, healthcare reform initiatives, or regulatory or political concerns.

Both our and our collaborators’ ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in‑patient surgeries. Pharmaceutical products such as OLINVO, if approved, that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of OLINVO, if approved, relative to its benefits. Current or future efforts to limit the level of reimbursement for in‑patient hospital procedures could cause a hospital to decide not to use OLINVO, if approved by the FDA. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to seek to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or analogous regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government‑ funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

In addition to the above factors, the approval and commercialization of OLINVO may be negatively impacted by changing perceptions in the United States and elsewhere among regulators, legislators, and the general public concerning the approval, use, and abuse of prescription opioid products. In the future, the FDA and other regulatory and legislative bodies may enact regulations that seek to limit opioid prescribing and use. In response to these efforts and changing perceptions, physicians may determine to reduce the volume of opioid prescriptions they prescribe to patients. Any of these changes could negatively impact both the timing and likelihood of FDA approval of OLINVO, as well as the commercial opportunity, if approved.

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost‑effective by third party payors, that coverage or an adequate level of reimbursement will be available, or that third party payors’ reimbursement policies will not adversely affect our ability to profitably sell our product candidates if they are approved for sale.

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

We currently maintain $15 million in product liability insurance coverage, which may be inadequate to cover all liabilities that we may incur. We will likely need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We rely on third party contract research organizations and clinical research organizations to conduct some of our preclinical studies and all of our clinical trials for our product candidates. We expect to continue to rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators, to conduct some of our preclinical studies and all of our clinical trials. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our preclinical studies or clinical trials also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

The facilities used by our contract manufacturers to manufacture our product candidates and, potentially in the future, our products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with current cGMP regulations for manufacture of our product candidates. Third party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

The U.S. Drug Enforcement Administration, or DEA, restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our µ-opioid receptor targeted product candidates, including OLINVO. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which will likely include the active ingredients in OLINVO. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions if OLINVO is approved for sale in the United States.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self‑executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition to seeking patent protection for our product candidates, we rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who do have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals, and we expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For OLINVO, if we submit an NDA, we expect the FDA to convene an Advisory Committee as part of the review process. The feedback received from an Advisory Committee can have a substantial impact on the FDA’s decision to approve or reject a product candidate. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post‑approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval, the commercial prospects for our product candidates may be harmed and our ability to generate revenue may be materially impaired. Furthermore, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post‑marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or that includes language, such as a black box warning, that may impair our ability to successfully commercial that product candidate. Any of these scenarios could compromise the commercial prospects for our product candidates.

We anticipate that our µ‑opioid receptor targeted product candidates, including OLINVO, will require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

The FDA Amendments Act of 2007 implemented safety‑related changes to product labeling and provided the FDA with expanded authority to require the adoption of a Risk Evaluation and Mitigation Strategy, or REMS, to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. We anticipate that our µ‑opioid receptor product candidates, if approved, will require a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe uses such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that will be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

Our µ‑opioid receptor targeted product candidates, including OLINVO, may be classified as controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Our µ‑opioid receptor targeted product candidates, including OLINVO, may be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. We expect OLINVO to be regulated by the DEA as a Schedule II controlled substance.

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

To market and sell our products in the European Union and many other jurisdictions, we or any future third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval could be subject to post‑marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post‑approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post‑marketing information and reports, registration, and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The FDA also may impose requirements for costly post‑marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off‑label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off‑label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post‑marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Our current and future relationships with customers and third party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti‑kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti‑Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

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

•

the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and subsequent disclosure of such information by CMS on a publicly available website; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which also could materially affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti‑Kickback Statute, new government investigative powers and enhanced penalties for non‑compliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, President Trump and the Republican Congressional leaders have vowed to repeal and replace PPACA. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

It is possible that healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post‑approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post‑marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research, development, clinical, business development, legal, financial, and commercial expertise of our executive officers. Although we have entered into employment agreements with these individuals, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified management, scientific, clinical, manufacturing, sales and marketing, and other personnel also will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, clinical and commercial advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct also could involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant fines or other sanctions.

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

We intend to conduct a substantial portion of our clinical trials outside of the United States and, if approved, we intend to market our product candidates outside of the United States. We are thus subject to risks associated with doing business outside of the United States. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems outside of the United States or in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including:

•

efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•

trade‑protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti‑corruption laws;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the United States, more expensive.

Our business and operations would suffer in the event of system failures.

Despite our implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed or abandoned.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $3.81 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	the timing and results of our clinical trials for any of our product candidates;

•	failure or discontinuation of any of our development programs;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	announcements and expectations of additional financing efforts; and

•	sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business.

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

In addition, we have filed registration statements on Form S‑8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S‑8 are available for sale in the public market subject to vesting arrangements and exercise of existing options, the grant of new options in the future, the lock‑up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $38.8 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

Our charter documents also contain other provisions that could have an anti‑takeover effect, including:

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

In addition, we are subject to the anti‑takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (d) any date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes‑Oxley Act and the rules and regulations of NASDAQ. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2016, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing for that year, as required by Section 404(a) of the Sarbanes‑Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404(a) of the Sarbanes‑Oxley Act in a timely manner, or if we are unable to implement or maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes‑Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes‑Oxley Act once we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses; or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We will cease to be an “emerging growth company” in 2017 if any of the following occur on or before December 31, 2017: (1) we generate $1.0 billion of annual revenue at an earlier date, (2) we issue more than $1.0 billion in non‑convertible debt, or (3) we qualify as a large accelerated filer under SEC rules. If and when we cease to be an “emerging growth company,” an assessment of the effectiveness of our internal controls by our independent registered public accounting firm will be very expensive and could detect problems that our management’s assessment might not.

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

As a public company listed in the United States, we are incurring, and will continue to incur, significant legal, accounting and other costs, particularly after we cease to be an “emerging growth company.” These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules also might make it more difficult for us to obtain some types of insurance, including directors’ and officers’ liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices occupy approximately 16,714 square feet of leased office and laboratory space in King of Prussia, Pennsylvania pursuant to a lease agreement that expires in September 2020 and contains an early termination option effective at any time following May 31, 2018.  In addition, we have leased approximately 2,600 square feet of office space in King of Prussia under a lease expiring on July 31, 2017 and vivarium space in Exton, Pennsylvania under an agreement expiring on December 31, 2018.  In December 2016, we entered into a 130-month office lease for approximately 40,565 square feet of space in Wayne, Pennsylvania for our new principal executive office; the term for this lease is expected to commence in the third quarter of 2017.  This lease also contains an exclusive option, exercisable until April 1, 2017, to lease up to an additional approximately 13,055 square feet of space at this location.  We believe that our facilities are suitable and adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TRVN.” The following table sets forth, for the periods indicated, the high and low prices per share for our common stock as reported on the NASDAQ Global Select Market:

	High	Low
2016
First quarter	$10.51	$6.55
Second quarter	$9.49	$5.58
Third quarter	$7.63	$6.13
Fourth quarter	$6.90	$3.76
2015
First quarter	$8.16	$4.71
Second quarter	$7.80	$5.78
Third quarter	$13.57	$5.06
Fourth quarter	$13.02	$9.00

On March 3, 2017, there were 7 holders of record of our common stock and the closing price of our common stock was $4.17 per share.

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

Performance Graph

The following graph compares the performance of our common stock since January 30, 2014, the date preceding our initial public offering, or IPO, with the performance of the NASDAQ Composite and NASDAQ Biotechnology indexes. The comparison assumes a $100 investment on January 30, 2014 in our common stock at our IPO price, the stocks comprising the NASDAQ Composite index, and the stocks comprising the NASDAQ Biotechnology index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted-Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans(1)(2)(3)
Equity compensation plans approved by stockholders	6,431,428	$6.12	1,327,137
Equity compensation plans not approved by stockholders	—	—	—
Total	6,431,428	$6.12	1,327,137

(1)

Includes 225,806 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The number of shares of our common stock reserved for issuance under our 2013 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1,

2023, by the number of shares equal to the least of (i) 225,806, (ii) the total number of shares of common stock issued under the 2013 ESPP during the immediately preceding calendar year, and (iii) such lower number of shares determined by our board of directors.

(2)

Includes 1,101,331 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.

(3)

On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 500,000 shares of our common stock for issuance under the Inducement Plan. As the Inducement Plan was not effective on December 31, 2016, the shares are not included in this table.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The following statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013, and 2012, have been derived from our audited financial statements that are not included herein.

This selected financial data should be read together with the historical financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future, and our interim period results are not necessarily indicative of results to be expected for a full year or any other interim period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:	(in thousands, except share and per share data)
Revenue
Total revenue	$3,750	$6,250	$—	$135	$808
Operating expenses:
General and administrative	16,077	12,797	9,403	4,718	3,123
Research and development	89,956	44,074	40,547	18,762	13,295
Total operating expenses	106,033	56,871	49,950	23,480	16,418
Loss from operations	(102,283)	(50,621)	(49,950)	(23,345)	(15,610)
Total other income	(711)	93	249	94	(26)
Net loss	(102,994)	(50,528)	(49,701)	(23,251)	(15,636)
Accretion of redeemable convertible preferred stock	—	—	(29)	(334)	(316)
Net loss attributable to common stockholders	$(102,994)	$(50,528)	$(49,730)	$(23,585)	$(15,952)
Net loss per share—basic and diluted	$(1.97)	$(1.15)	$(2.02)	$(29.71)	$(23.70)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	52,398,521	43,794,276	24,655,603	793,806	673,191

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,266	$46,774	$36,206	$37,965	$6,739
Marketable securities	86,335	125,864	70,699	—	—
Total assets	114,654	175,354	108,337	42,393	8,088
Total liabilities	36,073	32,223	9,134	3,401	8,127
Total redeemable convertible preferred stock	—	—	—	120,562	58,958
Total stockholders’ equity (deficit)	78,581	143,131	99,204	(81,571)	(58,997)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

OLINVOTM (oliceridine injection):  We are developing OLINVO, a μ-receptor G protein pathway selective modulator (μ-GPS), for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  On February 21, 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of OLINVO in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  The Phase 3 open-label ATHENA-1 safety study commenced in January 2016 and more than 400 patients have been treated in this study as of February 15, 2017.  We have retained all worldwide development and commercialization rights to OLINVO, and plan to commercialize it in the United States for use in acute care settings such as hospitals and ambulatory surgery centers if it receives regulatory approval.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In the second quarter of 2017, we expect to commence a Phase I study of TRV250 in the United Kingdom in healthy volunteers.

In addition to the above product candidates, we identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We had also been developing TRV027 for the treatment of acute heart failure, or AHF. In May 2016, we announced that TRV027 did not meet either the primary or secondary endpoints of our Phase 2b (BLAST-AHF) clinical trial of the compound. In August 2016, Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited), or Allergan, notified us of its decision to not exercise its exclusive option to license TRV027. We are seeking a partner to fund any future clinical testing of TRV027.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2016, we had an accumulated deficit of $285.6 million. Our net loss was $103.0 million, $50.5 million and $49.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize OLINVO, TRV250 or TRV734.

In September 2014, we announced we had entered into a $35.0 million senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $18.5 million as of December 31, 2016. Based upon the positive results of the Phase 3 efficacy trials of OLINVO announced in February 2017, we believe we are now eligible to draw an additional $10.0 million under the credit facility until March 31, 2017.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for OLINVO, we expect to incur significant expenses associated with the launch of this product. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our research and development programs and/or any future commercialization efforts.

Option Agreement with Allergan plc

In May 2013, we entered into an agreement with Allergan, under which we granted to Allergan an exclusive option to license TRV027. We received no consideration upon the grant of the option to Allergan. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of the Phase 2b trial of TRV027 in AHF from 500 patients to 620 patients. The $10.0 million received in March 2015 was recorded as deferred revenue. The collaboration revenue was recorded on a straight-line basis through the expected term of the trial and was fully recognized as of June 30, 2016. In August 2016, Allergan notified us of its decision to not exercise its option. As such, we have retained all rights to TRV027.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank, or the lenders, pursuant to which they agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although those triggers were not attained, in December 2016, we and the lenders modified the terms and conditions under which we could exercise an option to draw $10.0 million of Term Loan C.  As modified, we may draw $10.0 million of Term Loan C no later than March 31, 2017 and upon the lender’s receipt of (a) satisfactory evidence that each of the two Phase 3 efficacy trials of OLINVO (APOLLO-1 and APOLLO-2) have met their respective primary endpoints and (b) a certificate from us concerning the ongoing ATHENA open label safety study of OLINVO.  Based upon the positive results of the Phase 3 efficacy trials of OLINVO announced in February 2017, we believe we are now eligible to draw $10.0 million of Term Loan C under the credit facility until March 31, 2017.

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. The applicable interest rate for Term Loan C will be the greater of (i) 6.5% and (ii) the sum of (a) 6.0% and (b) the 30-day U.S. LIBOR rate as of the date that is three days prior to the funding date of Term Loan C.  We are required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. If during the period from October 4, 2016 to March 31, 2017 we have received net cash proceeds of at least $50.0 million from the sale of our equity securities or from a joint venture, collaboration or other strategic partnering transaction, the maturity date will be further extended to December 1, 2020.

We paid the lenders a facility fee of $0.2 million in connection with the execution of the original agreement and an immaterial amendment fee in connection with the execution of the second and third amendments to the agreement. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is further increased to 7.0% if during the period from October 4, 2016 to March 31, 2017 we have received net cash proceeds of at least $50.0 million from the sale of our equity securities or from a joint venture, collaboration or other strategic partnering transaction. In addition, if we repay Term Loan A and Term Loan B prior to the applicable maturity date, we will pay the Lenders a prepayment fee of 3.0%

of the total amount prepaid if the prepayment occurs prior to December 23, 2016, 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

We used a placement agent in connection with the agreement. We paid the agent $0.1 million upon execution of the agreement and $0.1 million upon our draw of Term Loan B.

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of December 31, 2016. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2016 included in this annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Research and Development

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee‑related expenses, including salaries, benefits and travel and stock based compensation of our research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; other laboratory supplies; allocated facilities, depreciation and other expenses, which include rent and utilities; insurance; and costs associated with preclinical activities and regulatory operations.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016, 2015 and 2014, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the measurement date, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because of our limited operating history as a publicly traded entity, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with characteristics similar to us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Under ASC 718, we are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), or ASU 2016-09, which provides for improvements to employee share-based payment accounting.  In connection with the early adoption of ASU 2016-09 in the quarter ended December 31, 2016, the Company elected an accounting policy to record forfeitures as they occur.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this annual report on Form 10-K for information on recent accounting pronouncements.

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

Results of Operations
(in thousands, except per share data)

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,

	2016	2015	Change
Revenue:
Collaboration revenue	$3,750	$6,250	$(2,500)
Total revenue	3,750	6,250	(2,500)
Operating expenses:
General and administrative	16,077	12,797	3,280
Research and development	89,956	44,074	45,882
Total operating expenses	106,033	56,871	49,162
Loss from operations	(102,283)	(50,621)	(51,662)
Other income (expense):
Change in fair value of warrant liability	78	(70)	148
Miscellaneous income	222	174	48
Net (loss) gain on asset disposals	(16)	(8)	(8)
Interest income	743	331	412
Interest expense	(1,738)	(334)	(1,404)
Total other (expense) income	(711)	93	(804)
Net loss attributable to common stockholders	$(102,994)	$(50,528)	$(52,466)

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan pursuant to which Allergan paid us $10.0 million to fund the expansion of our Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue was recorded on a straight-line basis over the remaining period of the trial and was fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for administrative personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, consulting and accounting services.

General and administrative expenses increased by $3.3 million, or 26%, for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, and market research expenditures.

Research and development expense

Research and development expenses consist primarily of costs incurred for research and the development of our product candidates. In addition, research and development expenses include salaries and related costs for our research and development personnel and stock‑based compensation and travel expenses for such individuals.

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

Research and development expenses increased by $45.9 million, or 104%, from $44.1 million for the year ended December 31, 2015 to $90.0 million for the year ended December 31, 2016. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,

	2016	2015
Personnel-related costs	$12,499	$9,646
OLINVO	63,156	16,916
TRV027	6,890	11,851
TRV250	2,970	1,014
Other research and development	4,441	4,647
	$89,956	$44,074

The increase in research and development expenses during the year ended December 31, 2016 was primarily driven by (i) increased expenditures on the development of OLINVO including expenses associated with initiating our Phase 3 program in 2016 partially offset by a decrease in expenses primarily associated with the completion of the OLINVO Phase 2b abdominoplasty clinical trial in 2015, (ii) the initiation of TRV250 IND-enabling studies during 2016, and (iii) increased headcount and associated salary, benefits and stock based compensation expense, all partially offset by (iv) decreased expenditures on the development of TRV027 due to the completion of the Phase 2b study in June 2016.

Other Income (Expense)

Other expense increased during the year ended December 31, 2016 primarily due to interest expense related to our Term Loan B tranche of $16.5 million that was drawn in December 2015.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,

	2015	2014	Change
Revenue:
Collaboration revenue	$6,250	$—	$6,250
Total revenue	6,250	—	6,250
Operating expenses:
General and administrative	12,797	9,403	3,394
Research and development	44,074	40,547	3,527
Total operating expenses	56,871	49,950	6,921
Loss from operations	(50,621)	(49,950)	(671)
Other income (expense):
Change in fair value of warrant liability	(70)	122	(192)
Miscellaneous income	174	185	(11)
Net (loss) gain on asset disposals	(8)	(4)	(4)
Interest income	331	17	314
Interest expense	(334)	(71)	(263)
Total other (expense) income	93	249	(156)
Net loss	(50,528)	(49,701)	(827)
Accretion of preferred stock	—	(29)	29
Net loss attributable to common stockholders	$(50,528)	$(49,730)	$(798)

Revenue

Collaboration revenue increased $6.2 million for the year ended December 31, 2015, as compared to the same period in 2014 as a result of entering into the letter agreement with Allergan on March 5, 2015 under which Allergan paid us $10.0 million to fund the expansion of our Phase 2b trial of TRV027 from 500 patients to 620 patients.  The collaboration revenue was recognized on a straight‑line basis through the remaining period of the trial and was fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses increased by $3.4 million, or 36%, for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, recruiting fees, and market research expenditures.

Research and development expense

Research and development expenses increased by $3.5 million, or 9%, from $40.5 million for the year ended December 31, 2014 to $44.1 million for the year ended December 31, 2015. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,

	2015	2014
Personnel-related costs	$9,646	$6,819
OLINVO	16,916	14,523
TRV027	11,851	11,792
Other research and development	5,661	7,413
	$44,074	$40,547

The increase for the year ended December 31, 2015 was primarily due to (i) increased headcount and associated salary, benefit and bonus expense and (ii) increased expenditures during 2015 on OLINVO including expenses associated with the Phase 2b abdominoplasty study clinical trial and product development costs, including the cost of clinical trial supplies. These increases were partially offset by decreases in expenditures associated with the Phase 1 program for TRV734.

Liquidity and Capital Resources
(in thousands, except per share data)

We incurred net losses of $103.0 million, $50.5 million and $49.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used in operating activities was $91.6, $40.1 million and $39.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had an accumulated deficit of $285.6 million, working capital of $90.3 million, cash and cash equivalents of $24.3 million, and marketable securities of $86.3 million.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(91,554)	$(40,075)	$(39,778)
Investing activities	37,798	(56,939)	(71,157)
Financing activities	32,329	107,582	109,176
Net (decrease) increase in cash and cash equivalents	$(21,427)	$10,568	$(1,759)

Net cash used in operating activities

Net cash used in operating activities was $91.6 million for the year ended December 31, 2016 and consisted primarily of a net loss of $103.0 million and net cash outflows from a decrease in deferred revenue of $3.8 million. These cash outflows were partially offset by non-cash expense for stock compensation of $5.9 million, an increase in accounts payable and accrued expenses of $7.1 million primarily associated with the Phase 3 OLINVO clinical trials, and other non-cash adjustments in our net loss totaling $2.2 million.

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

Net cash used in operating activities was $39.8 million for the year ended December 31, 2014, consisting primarily of a net loss of $49.7 million partially offset by noncash adjustments of $2.5 million and changes in operating assets and liabilities of $7.4 million. The noncash adjustments were primarily attributable to increased expense associated with stock options granted and depreciation and amortization related to leasehold improvements and capital equipment partially offset by a gain recognized on the revaluation of the warrant liability. Changes in operating assets and liabilities were driven by a decrease in prepaid expenses and other assets of $3.2 million and an increase in accounts payable and accrued expenses of $4.2 million. The decrease in prepaid expenses and other assets was primarily due to prepaid IPO costs incurred in 2013 partially offset by prepaid expenses in 2014 related to our Phase 2b clinical trial for TRV027 and our Phase 2a/b clinical trial for OLINVO. The increase in accounts payable and accrued expenses was primarily due to the timing and volume of our payment of costs related to ongoing development of our product candidates.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2016 was $37.8 million. Net cash used in investing activities for the years ended December 31, 2015 and 2014 was $56.9 million and $71.2 million, respectively. Investing activities in all years consisted primarily of purchases and maturities of marketable securities as well as expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $32.3 million for the year ended December 31, 2016, which was primarily due to net proceeds of $32.1 million from the sale of common stock in February and December 2016 through an at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen.

Net cash provided by financing activities was $107.6 million for the year ended December 31, 2015, which was primarily due to net proceeds of $68.3 million from the public follow‑on offering of common stock, net proceeds of $22.0 million from the sale of common stock through Cowen pursuant to the ATM sales facility and $16.4 million of net proceeds from our December 23, 2015 borrowing under our term loan agreement with Oxford Finance LLC and Pacific Western Bank.

Net cash provided by financing activities was $109.2 million for the year ended December 31, 2014, which was primarily due to net proceeds from the issuance of common stock in our IPO and our follow‑on offering, as well as net proceeds from our initial borrowing under our term loan agreement on September 19, 2014 with Oxford Finance LLC and Pacific Western Bank.

All periods presented also include proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to increase in the near term as we continue to fund our Phase 3 clinical program for OLINVO and prepare for commercialization of this product candidate, and initiate clinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the selling and marketing of any future products.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2016, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these requirements, we may draw down an additional $10.0 million under the credit facility and also seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $34.9 million remained available under the ATM sales facility as of March 1, 2017.  We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the progress, timing and results of the Phase 3 program and NDA filing for OLINVO;

•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including, for example, OLINVO in regions outside the United States;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long‑term contractual cash obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
Operating lease obligations(1)	$13,044	$404	$2,387	$2,525	$7,728
Loans payable	18,500	5,139	12,334	1,027	—
Total	$31,544	$5,543	$14,721	$3,552	$7,728

(1)

Operating lease obligations reflect our obligation to make payments in connection with the lease for our office spaces, including our current location in King of Prussia, Pennsylvania and our future location in Wayne, Pennsylvania.

Purchase Commitments

We have no material non‑cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis. In December 2016, we entered into a manufacturing agreement that is cancelable upon 24 months prior notice of cancellation.

License Agreements and Other Commitments

In the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We also could enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and even long‑term commitments of cash.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our marketable securities consist of U.S. Treasury and U.S. government agency securities. The market value of such instruments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease; the opposite also is true. To minimize market risk, we have in the past held and, to the extent possible, will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the relatively short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our marketable securities at December 31, 2016 totaled $86.3 million, and the weighted-average yield-to-maturity was approximately 0.7% with maturities of investments ranging up to 12 months.

.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management’s Report on Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10‑K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10‑K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10‑K. The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Trevena, Inc.

        We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trevena, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 8, 2017

TREVENA, INC.

Balance Sheets
(in thousands, except share and per share data)

	2016	2015

Assets
Current assets:
Cash and cash equivalents	$24,266	$46,774
Marketable securities	86,335	125,864
Prepaid expenses and other current assets	1,788	1,893
Total current assets	112,389	174,531
Property and equipment, net	1,059	696
Restricted cash	1,193	112
Intangible asset, net	13	15
Total assets	$114,654	$175,354
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,749	$6,750
Accrued expenses and other current liabilities	8,208	3,030
Current portion of loans payable, net	5,039	—
Deferred revenue	—	3,750
Deferred rent	52	44
Total current liabilities	22,048	13,574
Loans payable, net	13,270	18,186
Capital leases, net of current portion	18	8
Deferred rent, net of current portion	187	239
Warrant liability	75	153
Other long term liabilities	475	63
Total liabilities	36,073	32,223
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 55,768,414 and 50,802,603 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	56	51
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	364,148	325,784
Accumulated deficit	(285,625)	(182,498)
Accumulated other comprehensive income (loss)	2	(206)
Total stockholders’ equity	78,581	143,131
Total liabilities and stockholders’ equity	$114,654	$175,354

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue	$3,750	$6,250	$—
Total revenue	3,750	6,250	—
Operating expenses:
General and administrative	16,077	12,797	9,403
Research and development	89,956	44,074	40,547
Total operating expenses	106,033	56,871	49,950
Loss from operations	(102,283)	(50,621)	(49,950)
Other income (expense):
Change in fair value of warrant liability	78	(70)	122
Miscellaneous income	222	174	185
Net (loss) gain on asset disposals	(16)	(8)	(4)
Interest income	743	331	17
Interest expense	(1,738)	(334)	(71)
Total other (expense) income	(711)	93	249
Net loss	(102,994)	(50,528)	(49,701)
Accretion of redeemable convertible preferred stock	—	—	(29)
Net loss attributable to common stockholders	$(102,994)	$(50,528)	$(49,730)

Other comprehensive income (loss), net:
Unrealized gain (loss) on marketable securities	208	(187)	(19)
Other comprehensive income (loss)	208	(187)	(19)
Comprehensive loss	$(102,786)	$(50,715)	$(49,749)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.97)	$(1.15)	$(2.02)
Weighted average common shares outstanding, basic and diluted	52,398,521	43,794,276	24,655,603

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

For the Period From January 1, 2014 to December 31, 2016
(in thousands, except share data)

											Stockholders' Equity
	Redeemable Convertible Preferred Stock										Common Stock
															Accumulated
	Series A		Series B		Series B‑1			Series C				$0.001	Additional		Other	Total
	Number of		Number of		Number of			Number of			Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Total	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance, January 1, 2014	25,074,999	$25,024	30,800,000	$30,779	4,750,000		$4,823	36,764,704	$59,936	$120,562	957,756	$1	$697	$(82,269)	$—	$(81,571)
Stock-based compensation expense	—	—	—	—	—		—	—	—	—	—	—	2,384	—	—	2,384
Exercise of stock options	—	—	—	—	—		—	—	—	—	186,682	—	112	—	—	112
Accretion of Series A, Series B/B-1 and Series C convertible preferred stock to its redemption value	—	2	—	1	—		24	—	2	29	—	—	(28)	—	—	(28)
Conversion of Series A convertible preferred stock to common stock upon initial public offering	(25,074,999)	(25,026)	—	—	—		—	—	—	(25,026)	4,044,354	4	25,022	—	—	25,026
Conversion of Series B convertible preferred stock to common stock upon initial public offering	—	—	(30,800,000)	(30,780)	—		—	—	—	(30,780)	4,967,741	5	30,774	—	—	30,779
Conversion of Series B-1 convertible preferred stock to common stock upon initial public offering	—	—	—	—	(4,750,000)		(4,847)	—	—	(4,847)	766,129	1	4,846	—	—	4,847
Conversion of Series C convertible preferred stock to common stock upon initial public offering	—	—	—	—	—		—	(36,764,704)	(59,938)	(59,938)	5,929,789	6	59,932	—	—	59,938
Net conversion of preferred stock warrants common stock upon initial public offering	—	—	—	—	—		—	—	—	—	20,273	—	—	—	—	—
Reclassification of convertible preferred stock warrant liability	—	—	—	—	—		—	—	—	—	—	—	145	—	—	145
Issuance of common stock warrants	—	—	—	—	—		—	—	—	—	—	—	1	—	—	1
Issuance of common stock, net of issuance costs	—	—	—	—	—		—	—	—	—	22,368,449	22	107,268	—	—	107,290
Change in unrealized loss on marketable securities	—	—	—	—	—		—	—	—	—	—	—	—	—	(19)	(19)
Net loss	—	—	—	—	—		—	—	—	—	—	—	—	(49,701)	—	(49,701)
Balance, December 31, 2014	—	—	—	—	—		—	—	—	—	39,241,173	39	231,153	(131,970)	(19)	99,203
Stock-based compensation expense	—	—	—	—	—		—	—	—	—	—	—	3,427	—	—	3,427
Exercise of stock options	—	—	—	—	—		—	—	—	—	384,033	1	905	—	—	906
Net exercise of common stock warrant	—	—	—	—	—		—	—	—	—	2,397	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—		—	—	—	—	—	—	4	—	—	4
Issuance of common stock, net of issuance costs	—	—	—	—	—		—	—	—	—	11,175,000	11	90,295	—	—	90,306
Unrealized loss on marketable securities	—	—	—	—	—		—	—	—	—	—	—	—	—	(187)	(187)
Net loss	—	—	—	—	—		—	—	—	—	—	—	—	(50,528)	—	(50,528)
Balance, December 31, 2015	—	$—	—	$—	—		$—	—	$—	$—	50,802,603	$51	$325,784	$(182,498)	$(206)	$143,131
Stock-based compensation expense	—	—	—	—	—		—	—	—	—	—	—	5,903	—	—	5,903
Exercise of stock options	—	—	—	—	—		—	—	—	—	149,622	—	256	—	—	256
Net exercise of common stock warrant	—	—	—	—	—		—	—	—	—	698	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—		—	—	—	—	4,815,491	5	32,072	—	—	32,077
Unrealized gain on marketable securities	—	—	—	—	—		—	—	—	—	—	—	—	—	208	208
Adjustment to accumulated deficit as a result of adoption of ASU 2016-09	—	—	—	—	—		—	—	—	—	—	—	133	(133)	—	—
Net loss	—	—	—	—	—		—	—	—	—	—	—	—	(102,994)	—	(102,994)
Balance, December 31, 2016	—	$—	—	$—	—	—	—	—	$—	$—	55,768,414	$56	$364,148	$(285,625)	$2	$78,581

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:	(in thousands)
Net loss	$(102,994)	$(50,528)	$(49,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	208	239
Stock-based compensation	5,903	3,427	2,383
Noncash interest expense on loans	534	180	33
Loss on disposal of assets	17	11	5
Revaluation of warrant liability	(78)	70	(122)
Amortization of bond premiums on marketable securities	1,334	1,210	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	104	(1,224)	3,197
Accounts payable and accrued expenses	7,130	2,821	4,188
Deferred revenue	(3,750)	3,750	—
Net cash used in operating activities	(91,554)	(40,075)	(39,778)

Investing activities:
Purchases of property and equipment	(605)	(361)	(440)
Purchase of intangible asset	—	(15)	—
Maturities of marketable securities	115,824	69,827	—
Purchases of marketable securities	(77,421)	(126,390)	(70,717)
Net cash provided by (used in) investing activities	37,798	(56,939)	(71,157)

Financing activities:
Proceeds from exercise of common stock options	256	906	112
Proceeds from loans payable, net	—	16,368	1,775
Proceeds from issuance of common stock, net	32,077	90,311	107,290
Capital lease payments	(4)	(3)	(1)
Net cash provided by financing activities	32,329	107,582	109,176
Net (decrease) increase in cash and cash equivalents	(21,427)	10,568	(1,759)
Cash, cash equivalents, and restricted cash—beginning of period	46,886	36,318	38,077
Cash, cash equivalents, and restricted cash—end of period	$25,459	$46,886	$36,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,204	$155	$37
Capital lease additions	$18	$—	$14
Fair value of common stock warrants issued	$—	$4	$1

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2016

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company developing innovative therapies based on breakthrough science to benefit patients and healthcare providers confronting serious medical conditions. The Company operates in one segment and has its principal office in King of Prussia, Pennsylvania.

Liquidity

At December 31, 2016, the Company had an accumulated deficit of $285.6 million. The Company’s net loss was $103.0 million, $50.5 million and $49.7 million for the years ended December 31,2016,  2015 and 2014, respectively. The Company expects its cash and cash equivalents of $24.3 million and marketable securities of $86.3 million as of December 31, 2016, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. The Company’s functional currency is the U.S. dollar.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified common stock warrants, and the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. The financial data and other information disclosed in these notes are not necessarily indicative of the results to be expected for any future year or period.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair market value. The Company maintains a portion of its cash and cash equivalent balances in money market mutual funds that invest substantially all of their assets in U.S. government agency securities, U.S. Treasury securities and reverse repurchase agreements, or RRAs. RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral, as the Company is not permitted to sell or repledge the associated collateral.

The Company maintains its marketable securities balances in the form of U.S. Treasury and U.S. government agency securities. The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC Topic 320, Investments—Debt and Equity Securities, or ASC 320, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income/(loss) included in stockholders’ equity. As of December 31, 2016 and 2015, the Company had $86.3 million and $125.9 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

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

Restricted Cash

The Company maintains $1.1 million as collateral under a letter of credit for the Company’s new facility lease obligations in Wayne, Pennsylvania. The Company also maintains a letter of credit totaling $0.1 million as collateral for the Company’s facility lease obligations in King of Prussia, Pennsylvania. The Company has recorded these deposits and accumulated interest thereon as restricted cash on its balance sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2016 and 2015 is the nominal value of the loan payable, which is the carrying value, net of debt discount and deferred charges. The nominal value approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed below.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and restricted cash. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment consists of computer and laboratory equipment, software, office equipment, furniture, manufacturing equipment and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. The Company uses a life of three years for computer equipment and five years for laboratory equipment, office equipment, furniture, manufacturing equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews long‑lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded since inception.

Intangible Asset

Identifiable intangible assets are initially recorded at fair market value at the time of acquisition, utilizing a cost approach and the initial value is amortized over the expected useful life of the asset. The Company also capitalizes costs incurred to renew or extend the term of recognized intangible assets.

In 2015, the Company recorded an immaterial intangible asset related to the Company website and expects to recognize amortization in proportional amounts over each of the next eight years. Amortization expense on intangible assets was immaterial for the years ended December 31, 2016 and 2015.

The determination of the value of intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence of events or changes in circumstances that indicate the carrying amount of an asset may not be recovered. The Company’s judgements regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the Company, market conditions and other factors. If impairment is indicated, the Company will reduce the carrying value of the intangible assets to fair value. The Company believes the future cash flows to be received from its intangible asset will exceed the intangible asset carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2016.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States.

Revenue

The Company recognizes collaboration revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Research and Development

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel and stock-based compensation of the Company’s research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; other laboratory supplies; allocated facilities, depreciation and other expenses, which include rent and utilities; insurance; and costs associated with preclinical activities and regulatory operations.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

At December 31, 2016, the Company had one stock‑based compensation plan, which is more fully described in Note 7. The Company has applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, to account for stock-based compensation for employees. The Company recognizes compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. The Company recognizes stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that the Company makes highly subjective assumptions. The Company uses the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that the Company makes assumptions as to the volatility of its common stock, the fair value of its common stock on the measurement date, the expected term of its stock options, the risk free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield. Because of the Company’s limited operating history as a publicly traded entity, the Company utilizes data from a representative group of publicly traded companies to estimate expected stock price volatility. The Company selected representative companies from the biopharmaceutical industry with characteristics similar to the Company. The Company use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as the Company does not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Under ASC 718, the Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from the Company’s estimates. In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), or ASU 2016-09, which provides for improvements to employee share-based payment accounting.  The Company early adopted ASU 2016-09 as of December 31, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. See Note 14.

See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black‑Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock‑based compensation plan for all years presented.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. To date, the Company has not taken any uncertain tax position or recorded any reserves, interest or penalties.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss relates to unrealized investment losses on the Company’s marketable securities for all periods presented.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred stock, warrants to purchase preferred stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants to purchase preferred stock, and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares, options and warrants are excluded if their effect is anti‑dilutive. Because the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for all periods presented.

Recently Adopted Accounting Standards

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, beginning-of-period cash, cash equivalents and restricted cash in the statement of cash flows increased by $0.1 million in 2016, 2015, and 2014.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends ASC Topic 718, Compensation—Stock Compensation.  ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions that include the income tax consequences, classification of awards as either equity or liabilities, and classification of excess tax benefits on the statement of cash flows. This guidance also permits an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company elected to early adopt this standard during the three months ended December 31, 2016 and has elected to recognize forfeitures as they occur. The adoption did not have a material effect on the Company’s interim and annual 2016 financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The adoption of this standard did not have an impact on the Company’s financial position or statements of operations.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements‑Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2104-15, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Based on the Company’s analysis, the adoption of ASU 2014-15 as of December 31, 2016 did not have a material impact on the Company’s consolidated financial statements or footnote disclosures, but may require additional disclosures in future periods.

Recent Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), or ASU 2016-15. ASU 2016-15 was issued to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations, or ASU 2016-08. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method that it will elect. The adoption of these standards is not expected to have a material impact on the Company’s financial statement.

3. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following table presents the Company’s cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
		Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities

Cash	$13,756	$—	$—	$13,756	$12,563	$1,193	$—

Level 1 (1):
Money market funds	10,043	—	—	10,043	10,043	—	—

Level 2 (2):
Cash and cash equivalents	1,660	—	—	1,660	1,660	—	—
U.S. government agency securities	86,333	19	(17)	86,335	—	—	86,335
Subtotal	87,993	19	(17)	87,995	1,660	—	86,335
Total	$111,792	$19	$(17)	$111,794	$24,266	$1,193	$86,335

	December 31, 2015
		Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Adjusted Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities

Cash	$20,785	$—	$—	$20,785	$20,673	$112	$—

Level 1 (1):
Money market funds	4,101	—	—	4,101	4,101	—	—
U.S. Treasury securities	12,021	—	(1)	12,020	—	—	12,020
Subtotal	16,122	—	(1)	16,121	4,101	—	12,020

Level 2 (2):
Repurchase agreements	22,000	—	—	22,000	22,000	—	—
U.S. government agency securities	114,049	—	(205)	113,844	—	—	113,844
Subtotal	136,049	—	(205)	135,844	22,000	—	113,844
Total	$172,956	$—	$(206)	$172,750	$46,774	$112	$125,864

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2016, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. The Company recorded an unrealized gain of $0.2 million and an unrealized loss of $0.2 million during the years ended December 31, 2016 and 2015, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the years ended December 31, 2016 and 2015. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2016 or 2015.

Warrant Liability

At December 31, 2016, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Warrant Liability
Balance as of January 1, 2015	$83
Amounts acquired or issued	—
Changes in estimated fair value	70
Balance as of December 31, 2015	153
Amounts acquired or issued	—
Changes in estimated fair value	(78)
Balance as of December 31, 2016	$75

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at December 31, 2016 and 2015 to determine the warrant liability:

	December 31,
	2016	2015
Estimated remaining term	5.3 years	6.3 years
Risk-free interest rate	2.0%	2.0%
Volatility	77.2%	67.4%
Dividend yield	0%	0%
Fair value of underlying instrument*	$5.88	$10.50

*Trevena, Inc. closing stock price.

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive loss.

In addition to the outstanding warrant to purchase 20,161 shares of common stock discussed above, the Company has outstanding warrants to purchase an aggregate of 40,689 shares of the Company’s common stock. These warrants qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants. See Note 6 for additional information.

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated Useful	December 31,
	Life in Years	2016	2015
Laboratory equipment	5	$1,935	$1,796
Computers and software	3 - 5	521	503
Office equipment and furniture	5	314	281
Manufacturing equipment	5	242	—
Leasehold improvements	5	2,150	2,062
Leased assets	5	32	14
Total property and equipment		5,194	4,656
Less accumulated depreciation and amortization		(4,135)	(3,960)
Property and equipment, net		$1,059	$696

Depreciation and amortization expense was $0.2 million for each of the years ended December 31, 2016, 2015 and 2014.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Compensation and benefits	$2,680	$2,600
Clinical trial expenses	5,479	401
Other accrued expenses and other current liabilities	49	29
Total accrued expenses and other current liabilities	$8,208	$3,030

6. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), (together, “the lenders”), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. On April 13, 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan.  In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company’s ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of the Company’s Phase 2b clinical trial of TRV027, which were announced in May 2016. Although those triggers were not attained, in December 2016, the Company and the lenders modified the terms and conditions under which the Company could exercise an option to draw $10 million of Term Loan C.  As modified, the Company may draw $10.0 million of Term Loan C no later than March 31, 2017 and upon the lender’s receipt of (a) satisfactory evidence that each of the two Phase 3 efficacy trials of OLINVO (i.e., APOLLO-1 and APOLLO-2) have met their respective primary endpoints and (b) a certificate from the Company concerning the ongoing ATHENA open label safety study of OLINVO.   Based on the positive results of the Phase 3 efficacy trials of OLINVO announced in February 2017, the Company believes it is now eligible to draw $10.0 million of Term Loan C under the credit facility until March 31, 2017.

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. The applicable interest rate for Term Loan C will be the greater of (i) 6.5% and (ii) the sum of (a) 6.0% and (b) the 30-day U.S. LIBOR rate as of the date that is three days prior to the funding date of Term Loan C.  The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. If during the period from October 4, 2016 to March 31, 2017, the Company has received net cash proceeds of at least $50.0 million from the sale of its equity securities or from a joint venture, collaboration or other strategic partnering transaction, the maturity date will be further extended to December 1, 2020.

The Company paid the lenders a facility fee of $0.2 million in connection with the execution of the original agreement and immaterial amendment fees in connection with the execution of the second and third amendments to the agreement. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. This final payment fee will be further increased to 7.0% if during the period from October 4, 2016 to March 31¸ 2017, the Company has received net cash proceeds of at least $50.0 million from the sale of the Company’s equity securities or from a joint venture, collaboration or other strategic partnering transaction. In addition, if the Company repays Term Loan A and Term Loan B prior to the applicable maturity date, it will pay the Lenders a prepayment fee of 2.0% percent of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% percent of the total amount prepaid if the prepayment occurs on or after December 24, 2017.

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

Three Point Capital, LLC served as a placement agent in connection with the term loans. The Company paid the agent $0.1 million upon execution of the agreement and $0.1 million upon its draw of Term Loan B.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of December 31, 2016. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share.  The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025.

As of December 31, 2016, borrowings of $18.5 million attributable to Term Loans A and B are outstanding. Interest expense of $1.2 million and $0.2 million was recorded during the years ended December 31, 2016 and 2015, respectively, with immaterial amounts recorded in 2014. The Company incurred lender and third party costs of $0.2 million and $0.1 million, respectively, related to the issuance of Term Loan A. The Company incurred immaterial lender and third party costs related to the issuance of Term Loan B. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. A total of $0.1 million and $0.1 millions of debt discount and debt issuance costs was amortized to interest expense during the years ended December 31, 2016 and 2015, respectively, with immaterial amounts recorded in 2014.

The following table summarizes how the issuance of Term Loans A and B are reflected on the balance sheet at December 31, 2016 (in thousands):

December 31,
2016
Gross proceeds	$18,500
Debt discount and debt issuance costs	(191)
Carrying value	18,309
Current portion of loans payable, net	5,039
Loans payable, net	$13,270

Aggregate maturities of long term debt as of December 31, 2016 are as follows (in thousands):

2017	$5,139
2018	6,167
2019	6,167
2020	1,027
2021	—
$18,500
Debt Discount and deferred financing costs	(191)
$18,309

7. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of December 31, 2016 and December 31, 2015, respectively. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2016. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.  The Company will pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2016, the Company issued and sold 4,815,491 shares of common stock under this ATM facility at a weighted average price per share of $6.865 resulting in gross proceeds of $33.1 million. The net offering proceeds to the Company were approximately $32.1 million after deducting related expenses, including commissions. See Note 15.

On September 16, 2015, the Company issued and sold 7,475,000 shares of common stock in a public offering at a price of $9.75 per share, for gross proceeds of approximately $72.9 million. The net offering proceeds to the Company were approximately $68.3 million, after deducting underwriting discounts and commissions of approximately $4.4 million and offering costs of $0.2 million.

On April 3, 2015, the Company entered into an ATM agreement with Cowen to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $40.0 million through Cowen as its sales agent. The Company paid Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2015, the Company issued and sold an aggregate of 3,700,000 shares of common stock at a weighted average price per share of $6.0001 for aggregate gross proceeds of $22.9 million. The net offering proceeds to the Company were approximately $22.0 million after deducting related expenses, including commissions. This ATM agreement is no longer in effect.

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

Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013, collectively, the 2008 Plan, that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014, collectively, 2013 Plan. The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its IPO in January 2014 and, as of such date, no further grants were permitted under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015.

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, to be effective on January 1, 2017, pursuant to which the Company reserved 500,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Plan provides for nonstatutory stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

Under all Plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

The estimated grant‑date fair value of the Company’s share‑based awards is amortized ratably over the awards’ service periods. Share‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$3,511	$1,460	$1,129
General and administrative	2,392	1,967	1,254
Total stock-based compensation	$5,903	$3,427	$2,383

A summary of stock option activity and related information through December 31, 2016 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term (in
	Shares	Price	years)
Balance, December 31, 2014	3,574,450	$3.75	8.06
Granted	1,645,960	7.16
Exercised	(384,033)	2.36
Forfeitures	(206,304)	6.04
Balance, December 31, 2015	4,630,073	$4.98	7.87
Granted	2,067,500	8.43
Exercised	(149,622)	1.71
Forfeited/Cancelled	(177,373)	(7.47)
Balance, December 31, 2016	6,370,578	$6.10	7.60
Vested or expected to vest at December 31, 2016	6,370,578	$6.10	7.60
Exercisable at December 31, 2016	2,822,838	$4.15	6.26

The intrinsic value of the options exercisable as of December 31, 2016 was $6.5 million, based on the Company’s closing stock price of $5.88 per share and a weighted average exercise price of $4.15 per share.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options at the grant date. The Black‑Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk‑free investments and the expected dividend yield for the Company’s stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the year ended December 31, 2016, 2015 and 2014 was estimated at $5.26, $4.49 and $4.43 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2016	2015	2014
Expected term of options (in years)	6.2	6.2	5.8
Risk-free interest rate	1.5%	1.7%	1.8%
Expected volatility	68.6%	68.5%	75.9%
Dividend yield	0%	0%	0%

The weighted‑average valuation assumptions were determined as follows:

•

Risk‑free interest rate: The Company based the risk‑free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•

Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.

•

Expected stock price volatility: The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly‑traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would have decreased the fair value of the underlying instrument.

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

•

Estimated forfeiture rate: In 2016, the Company adopted ASU 2016-09 and will no longer utilize an estimated forfeiture rate. The Company will record forfeitures upon occurrence. The Company’s historically estimated annual forfeiture rate on 2015 and 2014 stock option grants was 9% and 7%, respectively, based on the historical forfeiture experience.

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

As of December 31, 2016, there was $13.6 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.69 years.

Shares Available for Future Grant

At December 31, 2016, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2015	959,354
Authorized	2,032,104
Granted	(2,067,500)
Forfeited/Cancelled	177,373
Available at December 31, 2016	1,101,331

Shares Reserved for Future Issuance

At December 31, 2016, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	6,370,578
Shares available for future grant under 2013 Plan	1,101,331
Employee stock purchase plan	225,806
Warrants outstanding	60,850
Total shares of common stock reserved for future issuance	7,758,565

8. Commitments and Contingencies

Licenses

On May 3, 2013, the Company entered into an agreement with Allergan plc (formerly Actavis plc and Forest Laboratories Holdings Limited) (“Allergan”), under which the Company granted to Allergan an exclusive option to license its product candidate, TRV027.

Under the option agreement, the Company conducted, at its expense, a Phase 2b trial of TRV027 in acute heart failure. In March 2015, Allergan and the Company signed a letter agreement pursuant to which Allergan paid the Company $10.0 million to fund the expansion of the Phase 2b trial of TRV027 from 500 patients to 620 patients. Collaboration revenue was recognized on a straight-line basis over the study period and was fully recognized as of June  30, 2016. The March 2015 letter agreement does not otherwise amend the terms of the May 2013 option agreement.

In August 2016, Allergan notified the Company of its decision not to exercise its option. As such, the Company has retained all rights to TRV027.

Operating Leases

The Company leases office and laboratory space in Pennsylvania. The Company’s leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods. In July 2013, the Company extended the lease for the Company’s office and laboratory lease in King of Prussia Pennsylvania until September 2020. In 2014 and 2015, the Company extended the square footage of the lease. The Company has the option to terminate the lease after May 31, 2018 with a required termination payment of $150,000. In addition, the Company leases vivarium space in Pennsylvania. The vivarium lease can be terminated at any time upon 90 days’ written notice by the Company.

In December 2016, we entered into a 130-month office lease for approximately 40,565 square feet of space in Wayne, Pennsylvania for the Company’s new principal executive office; the term for this lease is expected to commence in the third quarter of 2017. This lease also contains an exclusive option, exercisable until April 1, 2017, to lease up to an additional approximately 13,055 square feet of space at this location.

Rent expense under operating leases was $0.6 million, $0.6 million and $0.5 million in 2016, 2015 and 2014, respectively.

Future minimum lease payments, including termination fees, under noncancelable lease agreements as of December 31, 2016, are as follows (in thousands):

Operating
Lease
2017	$404
2018	951
2019	1,436
2020	1,379
2021 and beyond	8,874
Total minimum lease payments	$13,044

The Company had deferred rent of $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively. This balance related entirely to the King of Prussia, Pennsylvania lease.

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

The Company entered into a letter agreement with Allergan in March 2015 under which the Company received a nonrefundable upfront fee of $10.0 million. The terms of this agreement contained multiple deliverables which included (i) research and development activities and (ii) testing and analysis related to the ongoing Phase 2b trial of TRV027. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered and the Company has fulfilled its performance obligations under the contract.  The Allergan collaboration revenue was recorded on a straight-line basis and was fully recognized as of June 30, 2016. For the years ended December 31, 2016 and 2015, the Company recognized collaboration revenue of $3.8 million and $6.2 million, respectively, related to this agreement.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(102,994)	$(50,528)	$(49,701)
Accretion of redeemable convertible preferred stock	—	—	(29)
Net loss attributable to common stockholders	$(102,994)	$(50,528)	$(49,730)
Weighted average common shares outstanding	52,398,521	43,794,276	24,655,603
Net loss per share of common stock - basic and diluted	$(1.97)	$(1.15)	$(2.02)

The following outstanding securities at December, 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	December 31,
	2016	2015	2014
Options outstanding	6,370,578	4,630,073	3,574,450
Warrants	60,850	62,800	30,258
Total	6,431,428	4,692,873	3,604,708

11. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in thousands):

Balance, January 1, 2015	$(19)
Net unrealized loss arising during the period	(187)
Balance, December 31, 2015	$(206)
Net unrealized gains on marketable securities	208
Balance, December 31, 2016	$2

There were no reclassifications out of accumulated other comprehensive income or loss as well as no tax effect for all periods presented.

12.  Income Taxes

As the Company has historically incurred net operating losses, the Company has not recorded a provision for income taxes.

Deferred tax assets and liabilities reflect the net effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a full valuation allowance against its net deferred tax assets because significant utilization of such amounts is not presently expected in the foreseeable future.

Significant components of the Company’s net deferred tax assets as of December 31 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$15,748	$11,649
Research and development credits	11,020	6,825
Research and development expenses capitalized for tax purposes	97,495	61,074
Deferred rent	97	104
Depreciation	553	552
Other temporary differences	1,895	653
Total deferred tax assets	126,808	80,857
Deferred tax liabilities:
Prepaid expenses	(105)	(82)
Total deferred tax liabilities	(105)	(82)
Net deferred tax assets	126,703	80,775
Less valuation allowance	(126,703)	(80,775)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2016	2015	2014
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent Differences	0.0%	0.1%	(0.6)%
State taxes, net of federal benefit	6.6%	6.6%	6.5%
Research and development credit	4.0%	3.9%	3.9%
Other	0.0%	0.3%	0.0%
Change in valuation allowance	(44.6)%	(44.9)%	(43.8)%
Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $38.8 million that begin to expire at various dates starting in 2027.  As of December 31, 2016, the Company had federal research and development tax credit carryforwards of $11.0 million that begin to expire at various dates starting in 2027. The Company’s ability to utilize net operating loss carryforwards, or NOLs, or tax credit carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

The Company files income tax returns in the U.S. and the Commonwealth of Pennsylvania.  Tax years for fiscal 2013 through 2016 are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes in the future any tax attribute NOL carryforwards from a tax period that may otherwise be closed to examination, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the NOL carryforwards upon their examination of the future period in which the attribute was utilized.

13. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During 2016, 2015 and 2014, the Company provided matching contributions of $0.4 million, $0.3 million and $0.2 million, respectively.

14. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share amounts)
2016
Total revenue	$1,875	$1,875	$—	$—
Loss from operations	(17,749)	(19,104)	(29,713)	(35,717)
Net loss	$(17,732)	$(19,295)	$(29,985)	$(35,982)
Net loss per share of common, basic and diluted	$(0.35)	$(0.37)	$(0.57)	$(0.67)
Weighted average shares outstanding, basic and diluted	51,350,365	52,174,569	52,205,156	53,850,166

2015
Total revenue	$625	$1,875	$1,875	$1,875
Loss from operations	(13,064)	(11,508)	(10,555)	(15,494)
Net loss	$(12,930)	$(11,519)	$(10,615)	$(15,464)
Net loss per share of common, basic and diluted	$(0.33)	$(0.44)	$(0.24)	$(0.30)
Weighted average shares outstanding, basic and diluted	39,251,184	40,809,931	44,214,428	50,770,359

The quarters presented above for 2016 have been adjusted to reflect the adoption of ASU 2016-09 and related impact, that is deemed immaterial, of electing to recognize forfeitures of share-based payment awards as they occur rather than using an estimate.

15. Subsequent Events

Equity Offerings

In January 2017, the Company issued and sold 1,081,550 shares of common stock through Cowen, pursuant to the December 2015 ATM sales.  The shares were sold at a weighted average price per share of $6.50. The net offering proceeds to the Company were approximately $6.8 million after deducting related expenses, including commissions. Approximately $34.9 million remained available under the ATM sales facility as of March 1, 2017.

Loans Payable

On February 21, 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of OLINVO in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  Based on these results, the Company believes it is now eligible to draw $10.0 million of Term Loan C under our loan and security agreement with Oxford Finance LLC and Pacific Western Bank, as discussed in Note 6. In addition, monthly interest only payments have been extended to January 1, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016.

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 8 of this Annual Report on Form 10‑K and incorporated into this Item 9A by reference.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‑K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because the Company qualifies as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Item 1. Election of Directors” in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Executive Officers

The information concerning our executive offers required by this Item 10 is provided under the caption “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10‑K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Code of Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption “Code of Ethics” in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Audit Committee

The information required by this Item 10 with respect to our Audit Committee is incorporated herein by reference to the information contained under the caption “Corporate Governance” in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements and supplementary data included in this Annual Report on Form 10‑K under Item 8 of Part II hereof:

1.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b)EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on February 5, 2014).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on February 5, 2014).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2

Specimen stock certificate evidencing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

4.3

Form Warrant issued by Trevena, Inc. to Oxford Finance LLC, Pacific Western Bank and Three Point Capital, LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 23, 2015).

10.1*

License Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Allergan plc) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.2*

Option Agreement, dated as of May 3, 2013, by and between the Registrant and Forest Laboratories Holdings Limited (now Allergan plc) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.3

Letter Agreement dated March 5, 2015 between Trevena, Inc. and Actavis plc (now Allergan plc) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on March 10, 2015).

10.4

Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.5

Warrant to purchase shares of Common Stock issued to Silicon Valley Bank, dated June 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.6

Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.7

Commercial Lease Agreement, dated as of August 4, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor‑in‑interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.8

Amendment No. 1 to Commercial Lease Agreement, dated as of December 8, 2008, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor‑in‑interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.9

Amendment No. 2 to Commercial Lease Agreement, dated as of July 3, 2013, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor‑in‑interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.10

Third Amendment to Commercial Lease Agreement, dated as of February 21, 2014, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor‑in‑interest to KOPBC, Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑200386), originally filed with the SEC on November 20, 2014).

10.11

4th Amendment to Commercial Lease Agreement dated as of January 30, 2015, by and between the Registrant and Pios Grande KOP Business Center, L.P. (successor‑in‑interest KOPBC, Inc.) (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10‑Q, filed with the SEC on May 7, 2015).

10.12#	Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016.
10.13+

2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S 1, as amended (File No. 333 191643), originally filed with the SEC on October 9, 2013).

10.14+

Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.15+

2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.16+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.17+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10‑Q, filed with the SEC on May 7, 2015).

10.18+

Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.19+	Trevena, Inc. Inducement Plan, effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2016).
10.20+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Trevena, Inc. Inducement Plan (incorporated by referenced to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2016).

10.21+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with Trevena, Inc. Inducement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2016).

10.22+

Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on January 5, 2015).

10.23+	Non‑Employee Director Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8‑K filed with the SEC on July 1, 2014).
10.24+

Trevena, Inc. Non‑Employee Director Compensation Policy, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 11, 2015).

10.25+

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.26+

Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

10.27+

Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Maxine Gowen (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10‑K filed with the SEC on March 20, 2014).

10.28+

Amendment to Executive Employment Agreement dated as of May 14, 2015 by and between Trevena, Inc. and Maxine Gowen, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on May 5, 2015).

10.29+

Second Amendment to Executive Employment Agreement dated as of January 6, 2017 by and between Trevena, Inc. and Maxine Gowen, Ph.D. (incorporated by referenced to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2017).

10.30+

Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Michael Lark (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10‑K filed with the SEC on March 20, 2014).

10.31+

Employment Agreement, dated as of January 31, 2014, by and between the Registrant and Roberto Cuca (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10‑K filed with the SEC on March 20, 2014).

10.32+

Employment Agreement, dated as of January 31, 2014, by and between the Registrant and David Soergel (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10‑K filed with the SEC on March 20, 2014).

10.33+

Employment Agreement dated as of May 12, 2014, by and between the Registrant and John M. Limongelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on May 15, 2014).

10.34+

Omnibus Amendment to Employment Agreements dated as of May 4, 2015 by and between Trevena, Inc. and each of Roberto Cuca, Michael Lark, John M. Limongelli and David Soergel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on May 5, 2015).

10.35+

Omnibus Amendment to Employment Agreements dated January 6, 2017 by and between Trevena, Inc. and each of Carrie L. Bourdow, Roberto Cuca, Yacoub Habib, Michael Lark, John M. Limongelli and David Soergel (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2017).

10.36+

Executive Employment Agreement effective as of May 4, 2015 by Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8‑K, originally filed with the SEC on May 5, 2015).

10.37+

Executive Employment Agreement effective as of July 20, 2015 by and between Trevena, Inc. and Yacoub Habib (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on July 21, 2015).

10.38+

First Amendment to Executive Employment Agreement effective as of January 1, 2016 by and between Trevena, Inc. and Yacoub Habib (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed with the SEC on March 9, 2016).

10.39

Loan and Security Agreement, dated September 19, 2014, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on September 22, 2014).

10.40

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on April 13, 2015).

10.41

Second Amendment to Loan and Security Agreement dated December 23, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as the successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 23, 2015).

10.42

Third Amendment to Loan and Security Agreement dated December 30, 2016, by and between Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2017).

10.43

Common Stock Sales Agreement, dated December 14, 2015, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 14, 2015).

12.1#	Statement Regarding Computation of Ratios.
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1#	Power of Attorney. Reference is made to the signature page hereto.
31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101#

The following financial information from this Annual Report on Form 10‑K for the periods ended December 31, 2016 and 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.

#Filed herewith.

+Indicates management contract or compensatory plan.

*Portions of this exhibit, indicated by asterisks, have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment that has been granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2017

TREVENA, INC.
By:	/s/ Maxine Gowen

Maxine Gowen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maxine Gowen	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2017
Maxine Gowen

/s/ Roberto Cuca	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2017
Roberto Cuca

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 8, 2017
Leon O. Moulder, Jr

/s/ Michael R. Dougherty	Director	March 8, 2017
Michael R. Dougherty

/s/ Adam M. Koppel	Director	March 8, 2017
Adam M. Koppel, M.D., Ph.D.

/s/ Julie H. McHugh	Director	March 8, 2017
Julie H. McHugh

/s/ Jake R. Nunn	Director	March 8, 2017
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 8, 2017
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 8, 2017
Barbara Yanni

EXHIBIT INDEX

Exhibit Number	Description
10.12	Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016.
12.1	Statement Regarding Computation of Ratios.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from this Annual Report on Form 10‑K for the periods ended December 31, 2016 and 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Financial Statements, tagged as blocks of text.