Form 10-Q
period 2017-03-31
TREVENA INC
filed 2017-05-04
CIK 1429560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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
Registrant’s telephone number, including area code: (610) 354-8840
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of April 28, 2017: 58,301,563

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K (the “Annual Report”). In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and potentially commercialize our product candidates;

•	our ability to fund future operating expenses and capital expenditures with our current cash resources;

•	our planned clinical trials and preclinical studies for our product candidates;

•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

•	the extent of clinical trials potentially required by the FDA for our product candidates;

•	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

ii

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,655	$24,266
Marketable securities	79,253	86,335
Prepaid expenses and other current assets	2,930	1,788
Total current assets	100,838	112,389
Property and equipment, net	1,096	1,059
Restricted cash	1,193	1,193
Intangible asset, net	13	13
Total assets	$103,140	$114,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,712	$8,749
Accrued expenses and other current liabilities	2,367	8,208
Current portion of loans payable, net	3,912	5,039
Deferred rent	54	52
Total current liabilities	11,045	22,048
Loans payable, net	23,999	13,270
Capital leases, net of current portion	16	18
Deferred rent, net of current portion	173	187
Warrant liability	40	75
Other long term liabilities	567	475
Total liabilities	35,840	36,073
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 57,133,959 and 55,768,414 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	57	56
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	373,631	364,148
Accumulated deficit	(306,339)	(285,625)
Accumulated other comprehensive income (loss)	(49)	2
Total stockholders’ equity	67,300	78,581
Total liabilities and stockholders’ equity	$103,140	$114,654

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue	$—	$1,875
Total revenue	—	1,875
Operating expenses:
General and administrative	4,879	3,918
Research and development	16,096	15,753
Total operating expenses	20,975	19,671
Loss from operations	(20,975)	(17,796)
Other income (expense):
Change in fair value of warrant liability	35	42
Miscellaneous income	628	221
Interest income	174	193
Interest expense	(576)	(439)
Total other income	261	17
Net loss attributable to common stockholders	$(20,714)	$(17,779)

Other comprehensive (loss) income, net:
Unrealized gain (loss) on marketable securities	(51)	236
Other comprehensive (loss) income	(51)	236
Comprehensive loss	$(20,765)	$(17,543)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.35)
Weighted average common shares outstanding, basic and diluted	56,894,672	51,350,365

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2017 to March 31, 2017
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
		$0.001 Par Value	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares			Accumulated Deficit

Balance, January 1, 2017	55,768,414	$56	$364,148	$(285,625)	$2	$78,581
Stock-based compensation expense	—	—	1,795	—	—	1,795
Exercise of stock options	283,995	—	355	—	—	355
Net issuance of common stock warrant	—	—	501	—	—	501
Issuance of common stock, net of issuance costs	1,081,550	1	6,832	—	—	6,833
Unrealized loss on marketable securities	—	—	—	—	(51)	(51)
Net loss	—	—	—	(20,714)	—	(20,714)
Balance, March 31, 2017	57,133,959	$57	$373,631	$(306,339)	$(49)	$67,300

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(20,714)	$(17,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	58
Stock-based compensation	1,795	1,203
Noncash interest expense on loans	274	138
Revaluation of warrant liability	(35)	(42)
Amortization of bond premiums on marketable securities	182	418
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,142)	(594)
Accounts payable and accrued expenses	(9,891)	(2,174)
Deferred revenue	—	(1,875)
Net cash used in operating activities	(29,452)	(20,647)
Investing activities:
Purchases of property and equipment	(116)	(175)
Maturities of marketable securities	21,958	23,944
Purchases of marketable securities	(15,108)	(27,278)
Net cash provided by (used in) investing activities	6,734	(3,509)
Financing activities:
Proceeds from exercise of common stock options	355	40
Proceeds from issuance of common stock, net	6,833	11,796
Capital lease payments	(2)	(1)
Proceeds from loans payable, net	9,921	—
Net cash provided by financing activities	17,107	11,835
Net decrease in cash and cash equivalents	(5,611)	(12,321)
Cash, cash equivalents and restricted cash—beginning of period	25,459	46,886
Cash, cash equivalents and restricted cash—end of period	$19,848	$34,565
Supplemental disclosure of cash flow information:
Cash paid for interest	$304	$301
Capital lease additions	$—	9
Fair value of common stock warrants issued	$184	—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements
March 31, 2017

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

Liquidity

At March 31, 2017, the Company had an accumulated deficit of $306.3 million. The Company’s net loss was $20.7 million and $17.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company expects its cash and cash equivalents of $18.7 million and marketable securities of $79.3 million as of March 31, 2017, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2018.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of March 31, 2017, its results of operations and its comprehensive loss for the three months ended March 31, 2017 and 2016, its statement of stockholders’ equity for the period from January 1, 2017 to March 31, 2017 and its cash flows for the three months ended March 31, 2017 and 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

Recent Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent

Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method that it will elect. The adoption of these standards is not expected to have a material impact on the Company’s financial statement.

3. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1-Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2-Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Loss	Fair Value	Cash and Cash Equivalent	Restricted Cash	Marketable Securities

Cash	$18,987	$—	$—	$18,987	$17,794	$1,193	$—

Level 1 (1):
Money market funds	861	—	—	861	861	—	—

Level 2 (2):
U.S. government agency securities	79,302	2	(51)	79,253	—	—	79,253
Total	$99,150	$2	$(51)	$99,101	$18,655	$1,193	$79,253

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses		Cash and Cash Equivalent	Restricted Cash	Marketable Securities
				Fair Value
Cash	$13,756	$—	$—	$13,756	$12,563	$1,193	$—

Level 1 (1):
Money market funds	10,043	—	—	10,043	10,043	—	—

Level 2 (2):
Cash and cash equivalents	1,660	—	—	1,660	1,660	—	—
U.S. government agency securities	86,333	19	(17)	86,335	—	—	86,335
Subtotal	87,993	19	(17)	87,995	1,660	—	86,335
Total	$111,792	$19	$(17)	$111,794	$24,266	$1,193	$86,335
________________
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

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of March 31, 2017, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. The Company recorded an unrealized loss of $0.1 million and an unrealized gain of $0.2 million during the three months ended March 31, 2017 and 2016, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2017 and 2016. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2017 or the year ended December 31, 2016.

Warrants

At March 31, 2017, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Warrant Liability
Balance as of December 31, 2016	$75
Amounts acquired or issued	—
Changes in estimated fair value	(35)
Balance as of March 31, 2017	$40

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the

Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant is considered a Level 3 measurement. The following assumptions were used at March 31, 2017 and December 31, 2016 to value the warrant liability:

	March 31, 2017	December 31, 2016
Estimated remaining term	5.1 years	5.3 years
Risk-free interest rate	1.9%	2.0%
Volatility	77.6%	77.2%
Dividend yield	0%	0%
Fair value of underlying instrument*	$3.67	$5.88
__________________________________________________
*    Trevena, Inc. closing stock price.

The warrant liability is recorded on its own line item on the Company’s balance sheets and is marked-to-market at each reporting period with the change in fair value recorded on its own line in the statements of operations and comprehensive loss.

In addition to the outstanding warrant to purchase 20,161 shares of common stock discussed above, the Company has outstanding warrants to purchase an aggregate of 102,930 shares of the Company’s common stock. These warrants qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants. See Note 4 for additional information.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. In April 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. In December 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company’s ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of the Company’s Phase 2b clinical trial of TRV027, which were announced in May 2016. Although those triggers were not attained, in December 2016, the Company and the lenders modified the terms and conditions under which the Company could exercise an option to draw $10.0 million of Term Loan C. In March 2017, the Company borrowed the Term Loan C tranche of $10.0 million.

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.
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

In connection with entering into the original agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of the Company’s common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of March 31, 2017. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.861 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those described above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of March 31, 2017, borrowings of $28.5 million attributable to Term Loans A, B, and C remain outstanding. Interest expense of $0.3 million was recorded during each of the three months ended March 31, 2017 and 2016. The Company incurred lender and third party costs of $0.2 million and $0.1 million, respectively, related to the issuance of Term Loan A. The Company incurred immaterial lender and third party costs related to the issuance of Term Loans B and C. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-3, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three months ended March 31, 2017 and 2016 respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Gross proceeds	$28,500	$18,500
Debt discount and debt issuance costs	(589)	(191)
Carrying value	27,911	18,309
Current portion of loans payable, net	3,912	5,039
Loans payable, net	$23,999	$13,270

5. Stockholders’ Equity

Under its certificate of incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock as of March 31, 2017. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2017. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of any outstanding preferred stock and all outstanding stock options and warrants.

Equity Offerings

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.  The Company is required to pay Cowen a commission of up to three percent of the gross sales proceeds and has provided Cowen with customary indemnification rights. In 2016, the Company issued and sold 4,815,491 shares of common stock under this ATM facility at a weighted average price per share of $6.865. The net offering proceeds to the Company were approximately $32.1 million after deducting related expenses, including commissions. In January 2017, the Company issued and sold an additional 1,081,550 shares of common stock under the ATM facility at a weighted average price per share of $6.50. The net offering proceeds to the Company were approximately $6.8 million after deducting related expenses, including commissions. As of March 31, 2017, approximately $34.9 million remained available under the ATM facility.

Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013, collectively, the 2008 Plan, that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014, collectively, 2013 Plan. The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its initial public offering in January 2014 and, as of such date, no further grants were permitted under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015. As of January 1, 2017, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 2,230,736 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2016.

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017. Under the Inducement Plan, the Company reserved 500,000 shares of the Company’s common stock for issuance as nonstatutory stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

Under all Plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$707	$506
General and administrative	1,088	697
Total stock-based compensation	$1,795	$1,203

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2016	6,370,578	$6.10	7.6
Granted	2,507,694	4.94
Exercised	(283,995)	1.25
Forfeited/Cancelled	(132,842)	7.26
Balance, March 31, 2017	8,461,435	$5.90	8.14
Vested or expected to vest at March 31, 2017	8,461,435	$5.90	8.14
Exercisable at March 31, 2017	3,316,858	$5.18	6.57

The intrinsic value of the options exercisable as of March 31, 2017 was $2.5 million, based on the Company’s closing stock price of $3.67 per share and a weighted average exercise price of $5.18 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2017 and 2016 was estimated at $3.35 and $5.47 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2017	2016
Expected term of options (in years)	6.3	6.3
Risk-free interest rate	2.1%	1.5%
Expected volatility	75.7%	67.8%
Dividend yield	0	0

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

At March 31, 2017, there was $19.6 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 3.07 years.

Shares Available for Future Grant

At March 31, 2017, the Company has the following shares available to be granted under the 2013 Plan:

Available at December 31, 2016	1,101,331
Authorized	2,230,736
Granted	(2,507,694)
Forfeited/Cancelled	132,842
Available at March 31, 2017	957,215

Shares Reserved for Future Issuance

At March 31, 2017, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	8,461,435
Shares available for future grant under 2013 Plan	957,215
Shares available for future grant under Inducement Plan	500,000
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	10,267,547

6. Commitments and Contingencies

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

7. Revenue

For arrangements with multiple elements, the Company recognizes revenue in accordance with the FASB’s Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides guidance for separating and allocating consideration in a multiple element arrangement. Deliverables under the arrangement are separate units of accounting if the delivered item has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. The consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. Management exercises significant judgment in determining whether a deliverable is a separate unit of accounting.

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

The Company entered into a letter agreement with Allergan plc in March 2015 under which the Company received a nonrefundable upfront fee of $10.0 million. The terms of this agreement contained multiple deliverables which include (i)

research and development activities and (ii) testing and analysis related to the Phase 2b trial of TRV027. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, and the Company has fulfilled its performance obligations under the contract. The collaboration revenue was recorded on a straight-line basis and was fully recognized as of June 30, 2016. For the three months ended March 31, 2016, the Company recognized collaboration revenue of $1.9 million.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(20,714)	$(17,779)
Net loss attributable to common stockholders	$(20,714)	$(17,779)
Weighted average common shares outstanding	56,894,672	51,350,365
Net loss per share of common stock - basic and diluted	$(0.36)	$(0.35)

The following outstanding securities at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2017	2016
Options outstanding	8,461,435	6,294,598
Warrants	123,091	62,800
Total	8,584,526	6,357,398

9. Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

Balance, December 31, 2016	$2
Net unrealized loss on marketable securities	(51)
Balance, March 31, 2017	$(49)

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and 2016. There was no tax effect during the three months ended March 31, 2017 and 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our unaudited financial statement and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2017. Unless the context otherwise requires, we use the terms “Trevena,” “company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•
OLINVOTM (oliceridine injection): We are developing OLINVO, a μ-receptor G protein pathway selective modulator, or μ-GPS, for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  On February 21, 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of OLINVO in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  The Phase 3 open-label ATHENA safety study commenced in January 2016; as of March 31, 2017, approximately 600 patients had been treated in the ATHENA study, with one patient with an apparent off-target, unexpected serious adverse event that has been assessed as possibly-related to drug.  We have retained all worldwide development and commercialization rights to OLINVO. If OLINVO receives regulatory approval, we plan to commercialize it in the United States either on our own or with a commercial partner for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, we plan to commercialize OLINVO with a commercial partner. In early April 2017, we held a successful Type B meeting with the United State Food and Drug Administration, or FDA, regarding the Chemistry, Manufacturing and Controls data package of the Company's planned new drug application, or NDA, submission for OLINVO.  In the second quarter of 2017, we expect to hold another pre-NDA meeting with FDA regarding the clinical and non-clinical data package of the NDA. The Company currently expects to submit the NDA in the fourth quarter of 2017.

•
TRV250: We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In the second quarter of 2017, we are commencing a Phase I study of TRV250 in the United Kingdom in healthy volunteers.

In addition to the above product candidates, we identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.
Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2017, we had an accumulated deficit of $306.3 million. Our net loss was $20.7 million and $17.8 million for the three months ended March 31, 2017 and 2016, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize OLINVO, TRV250 or TRV734.

In September 2014, we announced we had entered into a senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $28.5 million as of March 31, 2017.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, seek regulatory approval for, and prepare for commercialization of our product candidates. If we obtain regulatory approval for OLINVO, we expect to incur significant expenses associated with the launch of this product. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our research and development programs and/or any future commercialization efforts.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank, or the lenders, pursuant to which they agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13,

2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although those triggers were not attained, in December 2016, we and the lenders modified the terms and conditions under which we could exercise an option to draw $10.0 million of Term Loan C. In March 2017, we borrowed the Term Loan C tranche of $10.0 million.

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We are required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.
Our obligations are secured by a first priority security interest in substantially all of our assets, other than intellectual property. In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions.

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of March 31, 2017. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

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
A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2016 included in our annual report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2017 and 2016, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation to account for stock-based compensation for employees. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the measurement date, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because of our limited operating history as a publicly traded entity, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with characteristics similar to us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Under ASC 718, we are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which provides for improvements to employee share-based payment accounting.  In connection with the early adoption of ASU 2016-09 in the quarter ended December 31, 2016, the Company elected an accounting policy to record forfeitures as they occur.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited financial statements for the three months ended March 31, 2017, included in Part 1, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended March 31,

	2017	2016	Change
Revenue:
Collaboration revenue	$—	$1,875	$(1,875)
Total revenue	—	1,875	(1,875)
Operating expenses:
General and administrative	4,879	3,918	961
Research and development	16,096	15,753	343
Total operating expenses	20,975	19,671	1,304
Loss from operations	(20,975)	(17,796)	(3,179)
Other income (expense):
Change in fair value of warrant liability	35	42	(7)
Miscellaneous income	628	221	407
Interest income	174	193	(19)
Interest expense	(576)	(439)	(137)
Total other income	261	17	244
Net loss attributable to common stockholders	$(20,714)	$(17,779)	$(2,935)

Revenue

To date, we have derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan plc pursuant to which it paid us $10.0 million to fund the expansion of our Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue was recorded on a straight-line basis over the remaining period of the trial and was fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for administrative personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, consulting and accounting services.

General and administrative expenses increased by $1.0 million, or 25%, for the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of increased headcount and associated salary, stock compensation expenses, and market research expenditures.

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

Research and development expenses increased by $0.3 million, or 2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,

	2017	2016
Personnel-related costs	$3,696	$3,046
OLINVO	10,756	7,045
TRV027	92	3,453
TRV250	443	1,303
Other research and development	1,109	906
	$16,096	$15,753

The increase in research and development expenses during the three months ended March 31, 2017 was primarily due to increased expenditures on the Phase 3 open-label ATHENA safety study of OLINVO, partially offset by a decrease in expenditures related to TRV027 due to the completion of the Phase 2b clinical trial in AHF during the second quarter of 2016.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At March 31, 2017, we had an accumulated deficit of $306.3 million, working capital of $89.8 million, cash and cash equivalents of $18.7 million, restricted cash of $1.2 million, and marketable securities of $79.3 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,

	2017	2016
Net cash (used in) provided by:
Operating activities	$(29,452)	$(20,647)
Investing activities	6,734	(3,509)
Financing activities	17,107	11,835
Net decrease in cash, cash equivalents and restricted cash	$(5,611)	$(12,321)

Net cash used in operating activities

Net cash used in operating activities was $29.5 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $20.7 million and a decrease in accounts payable and accrued expenses of $9.9 million, primarily associated with the completion of the Phase 3 APOLLO-1 and APOLLO-2 studies of OLINVO. Changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $20.6 million for the three months ended March 31, 2016, consisting primarily of a net loss of $17.8 million partially offset by noncash adjustments of $1.8 million and changes in operating assets and liabilities of $4.6 million. Changes in operating assets and liabilities were primarily driven by a decrease of deferred revenue of $1.9 million associated with the payment received from Allergan in March 2015, partially offset by a decrease in prepaid expenses and other assets of $0.6 million and a decrease in accounts payable and accrued expenses of $2.2 million. These changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $6.7 million for the three months ended March 31, 2017 and net cash used by investing activities was $3.5 million for the three months ended March 31, 2016. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2017, which was primarily due to net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C and net proceeds of $6.8 million from the sale of common stock in January 2017 through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen.

Net cash provided by financing activities was $11.8 million for the three months ended March 31, 2016, which was due to net proceeds of $11.8 million from the sale of common stock through Cowen, pursuant to our ATM sales facility, and proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to fund our Phase 3 clinical program for OLINVO and prepare for commercialization of this product candidate, and initiate clinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the selling and marketing of any future products.

We believe that our cash and cash equivalents and marketable securities as of March 31, 2017, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $34.9 million remained available under the ATM sales facility as of March 31, 2017. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the progress, timing and results of the Phase 3 program and NDA filing for OLINVO;

•	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including, for example, commercialization OLINVO;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations(1)	$12,966,729	$674,621	$2,401,960	$2,451,541	$7,438,607
Loans payable	$28,500,000	$4,222,222	$24,277,778	$—	$—
Total	$41,466,729	$4,896,843	$26,679,738	$2,451,541	$7,438,607

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $18.7 million and marketable securities of $79.3 million at March 31, 2017, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the following risk factors:

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.
If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity.  In March 2017, a patient in our Phase 3 open label ATHENA study experienced an apparent off-target, unexpected serious adverse event after hospital discharge that has been assessed as possibly related to drug. This event was reported to FDA in early April 2017 and, as of the date of this report, we have not been contacted by FDA about this event. To date, approximately 600 patients have received OLINVO, including many with significant co-morbidities that may contribute to the occurrence of adverse effects. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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
OLINVO and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since OLINVO and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks likely will apply to the use of OLINVO and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of OLINVO experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with OLINVO. Agonists at the δ-opioid receptor have been associated with a risk of seizures. TRV250, our δ-opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.  In such case, we likely would discontinue further development of TRV250 for the treatment of migraines.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the period from January 1, 2017 to March 31, 2017, (iv) Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

_______________________________________

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

Date: May 4, 2017

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

101
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL(eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the period from January 1, 2017 to March 31, 2017, (iv) Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

______________________________________
*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.