Form 10-Q
period 2017-06-30
TREVENA INC
filed 2017-08-03
CIK 1429560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-36193
Trevena, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1469215 (I.R.S. Employer Identification No.)

955 Chesterbrook Boulevard, Suite 200 Chesterbrook, PA (Address of Principal Executive Offices)	19087 (Zip Code)
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

Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value            Shares outstanding as of July 31, 2017: 59,696,065

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

ii

PART I

ITEM 1.  FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,037	$24,266
Marketable securities	70,163	86,335
Prepaid expenses and other current assets	3,462	1,788
Total current assets	87,662	112,389
Property and equipment, net	2,921	1,059
Restricted cash	1,413	1,193
Intangible asset, net	12	13
Total assets	$92,008	$114,654
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,290	$8,749
Accrued expenses and other current liabilities	2,822	8,208
Current portion of loans payable, net	7,093	5,039
Deferred rent	56	52
Total current liabilities	12,261	22,048
Loans payable, net	20,895	13,270
Capital leases, net of current portion	15	18
Deferred rent, net of current portion	2,465	187
Warrant liability	19	75
Other long term liabilities	747	475
Total liabilities	36,402	36,073
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 59,456,364 and 55,768,414 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	59	56
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	382,375	364,148
Accumulated deficit	(326,771)	(285,625)
Accumulated other comprehensive income (loss)	(57)	2
Total stockholders’ equity	55,606	78,581
Total liabilities and stockholders’ equity	$92,008	$114,654

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue	—	$1,875	$—	$3,750
Total revenue	—	1,875	—	3,750
Operating expenses:
General and administrative	4,385	3,697	9,264	7,615
Research and development	15,499	17,203	31,595	32,956
Total operating expenses	19,884	20,900	40,859	40,571
Loss from operations	(19,884)	(19,025)	(40,859)	(36,821)
Other income (expense):
Change in fair value of warrant liability	19	28	56	70
Net (loss) gain on asset disposals	1	—	1	—
Miscellaneous income	—	—	628	222
Interest income	163	214	337	407
Interest expense	(731)	(433)	(1,309)	(873)
Total other expense	(548)	(191)	(287)	(174)
Net loss attributable to common stockholders	$(20,432)	$(19,216)	$(41,146)	$(36,995)

Other comprehensive (loss) income, net:
Unrealized gain (loss) on marketable securities	(8)	45	(59)	281
Other comprehensive (loss) income	(8)	45	(59)	281
Comprehensive loss	$(20,440)	$(19,171)	$(41,205)	$(36,714)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.37)	$(0.71)	$(0.71)
Weighted average common shares outstanding, basic and diluted	58,381,868	52,174,569	57,642,379	51,762,467

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2017 to June 30, 2017
(in thousands, except share data)

	Stockholders' Equity
	Common Stock
		$0.001 Par Value	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares			Accumulated Deficit

Balance, January 1, 2017	55,768,414	$56	$364,148	$(285,625)	$2	$78,581
Stock-based compensation expense	—	—	3,687	—	—	3,687
Exercise of stock options	283,995	—	355	—	—	355
Net issuance of common stock warrant	—	—	501	—	—	501
Issuance of common stock, net of issuance costs	3,403,955	3	13,684	—	—	13,687
Unrealized loss on marketable securities	—	—	—	—	(59)	(59)
Net loss	—	—	—	(41,146)	—	(41,146)
Balance, June 30, 2017	59,456,364	$59	$382,375	$(326,771)	$(57)	$55,606

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(41,146)	$(36,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	119
Stock-based compensation	3,687	2,713
Noncash interest expense on loans	530	271
Revaluation of warrant liability	(56)	(70)
Amortization of bond premiums on marketable securities	316	804
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,674)	(1,238)
Accounts payable, accrued expenses and other liabilities	(9,563)	(1,090)
Deferred revenue	—	(3,750)
Net cash used in operating activities	(47,748)	(39,236)
Investing activities:
Purchases of property and equipment	(2,019)	(220)
Maturities of marketable securities	48,443	55,014
Purchases of marketable securities	(32,646)	(37,380)
Net cash provided by investing activities	13,778	17,414
Financing activities:
Proceeds from exercise of common stock options	355	61
Proceeds from issuance of common stock, net	13,687	11,792
Capital lease payments	(3)	(2)
Proceeds from loans payable, net	9,921	—
Net cash provided by financing activities	23,960	11,851
Net decrease in cash and cash equivalents	(10,010)	(9,971)
Cash, cash equivalents and restricted cash—beginning of period	25,459	46,886
Cash, cash equivalents and restricted cash—end of period	$15,449	$36,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$778	$602
Capital lease additions	$—	9
Fair value of common stock warrants issued	$184	—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements
June 30, 2017

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company developing innovative therapies based on breakthrough science to benefit patients and healthcare providers confronting serious medical conditions. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Liquidity

At June 30, 2017, the Company had an accumulated deficit of $326.8 million. The Company’s net loss was $41.1 million and $37.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company expects its cash and cash equivalents of $14.0 million and marketable securities of $70.2 million as of June 30, 2017, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2018.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of June 30, 2017, its results of operations and its comprehensive loss for the three and six months ended June 30, 2017 and 2016, its statement of stockholders’ equity for the period from January 1, 2017 to June 30, 2017, and its cash flows for the six months ended June 30, 2017 and 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

Recent Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services.

Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018, with an option that permits companies to adopt the standard as early as the January 1, 2017. Early application prior to the January 1, 2017 is not permitted. The Company has determined that they will elect the modified retrospective transition method, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening accumulated deficit balance. Since the Company does not expect to have any open contracts with customers as of December 31, 2017, the adoption of this standard is not expected to have a material impact on the Company's financial statements.

3. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Restricted Cash	Marketable Securities

Cash	$5,283	$—	$—	$5,283	$3,870	$1,413	$—

Level 1 (1):
Money market funds	10,167	—	—	10,167	10,167	—	—

Level 2 (2):
U.S. government agency securities	70,222	—	(59)	70,163	—	—	70,163
Total	$85,672	$—	$(59)	$85,613	$14,037	$1,413	$70,163

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses		Cash and Cash Equivalent	Restricted Cash	Marketable Securities
				Fair Value
Cash	$13,756	$—	$—	$13,756	$12,563	$1,193	$—

Level 1 (1):
Money market funds	10,043	—	—	10,043	10,043	—	—

Level 2 (2):
Cash and cash equivalents	1,660	—	—	1,660	1,660	—	—
U.S. government agency securities	86,333	19	(17)	86,335	—	—	86,335
Subtotal	87,993	19	(17)	87,995	1,660	—	86,335
Total	$111,792	$19	$(17)	$111,794	$24,266	$1,193	$86,335
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

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of June 30, 2017, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. The Company recorded an unrealized loss of $(0.1) million and an unrealized gain of $0.3 million during the six months ended June 30, 2017 and 2016, respectively. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the six months ended June 30, 2017 and 2016. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2017 or the year ended December 31, 2016.

Warrants

At June 30, 2017, there is an outstanding warrant to purchase up to 20,161 shares of the Company’s common stock with a fair value recorded as a liability as it contains a cash settlement feature upon certain strategic transactions. The following table sets forth a summary of changes in the fair value of this warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Warrant Liability
Balance as of December 31, 2016	$75
Amounts acquired or issued	—
Changes in estimated fair value	(56)
Balance as of June 30, 2017	$19

On each re-measurement date, the fair value of the warrant classified as a liability is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the

Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant is considered a Level 3 measurement. The following assumptions were used at June 30, 2017 and December 31, 2016 to value the warrant liability:

	June 30, 2017	December 31, 2016
Estimated remaining term	4.9 years	5.3 years
Risk-free interest rate	1.8%	2.0%
Volatility	77.6%	77.2%
Dividend yield	0%	0%
Fair value of underlying instrument*	$2.30	$5.88
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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company is required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018, after which payments of principal in equal monthly installments and accrued interest will be due until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee 2.0% of the total amount prepaid if the prepayment occurs between December 23, 2016 and December 23, 2017, and 1.0% of the total amount prepaid if the prepayment occurs on or after December 24, 2017.
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

In connection with entering into the original agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of the Company’s common stock; warrants to purchase an aggregate of 5,728 shares remain outstanding as of June 30, 2017. These warrants are exercisable immediately and have an exercise price of $5.861 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those described above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

As of June 30, 2017, borrowings of $28.5 million attributable to Term Loans A, B, and C remain outstanding. Interest expense of $0.5 million was recorded during each of the six months ended June 30, 2017and 2016. The Company incurred lender and third party costs of $0.2 million and $0.1 million, respectively, related to the issuance of Term Loan A. The Company incurred immaterial lender and third party costs related to the issuance of Term Loans B and C. The lender costs are classified as a debt discount and the third party costs are classified as debt issuance costs. Per ASU 2015-3, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the six months ended June 30, 2017and 2016 respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

Gross proceeds	$28,500	$18,500
Debt discount and debt issuance costs	(512)	(191)
Carrying value	27,988	18,309
Current portion of loans payable, net	7,093	5,039
Loans payable, net	$20,895	$13,270

5. Stockholders’ Equity

Equity Offerings

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.  The Company is required to pay Cowen a commission of up to three percent of the gross sales proceeds and has provided Cowen with customary indemnification rights. In 2016, the Company issued and sold 4,815,491 shares of common stock under this ATM facility at a weighted average price per share of $6.865. The net offering proceeds to the Company were approximately $32.1 million after deducting related expenses, including commissions. In the six months ended June 30, 2017, the Company issued and sold an additional 3,403,955 shares of common stock under the ATM facility at a weighted average price per share of $4.13. The net offering proceeds to the Company were approximately $13.7 million after deducting related expenses, including commissions. As of June 30, 2017, approximately $27.9 million remained available under the ATM facility.

Equity Incentive Plans

As further described below, we have three share-based compensation plans that authorize the Company to grant various forms of stock options and restricted stock to eligible employees, directors and consultants to the Company. Under all of such plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than 4 years.

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017. Under the Inducement Plan, the Company reserved 500,000 shares of the Company’s common stock for issuance as nonstatutory stock options and restricted stock unit awards, of which 400,000 shares remain available for issuance as of June 30, 2017. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In addition, the Company may grant stock awards under the 2013 Equity Incentive Plan to employees, including officers, non-employee directors and consultants of the Company.

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$735	$623	$1,441	$1,129
General and administrative	1,158	887	2,246	1,584
Total stock-based compensation	$1,893	$1,510	$3,687	$2,713

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2016	6,370,578	$6.10	7.6
Granted	2,826,844	4.72
Exercised	(283,995)	1.25
Forfeited/Cancelled	(393,275)	6.80
Balance, June 30, 2017	8,520,152	$5.78	8.02
Vested or expected to vest at June 30, 2017	8,520,152	$5.78	8.02
Exercisable at June 30, 2017	3,514,623	$5.19	6.58

The intrinsic value of the options exercisable as of June 30, 2017 was $0.7 million, based on the Company’s closing stock price of $2.30 per share and a weighted average exercise price of $5.19 per share. At June 30, 2017, there was $17.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.90 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2017 and 2016 was estimated at $3.20 and $5.34 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,

	2017	2016
Expected term of options (in years)	6.2	6.2
Risk-free interest rate	2.1%	1.5%
Expected volatility	75.7%	67.9%
Dividend yield	0%	0%

Shares Available for Future Grant

At June 30, 2017, the Company has the following shares available to be granted under the 2013 Plan and the Inducement Plan:

	2013 Plan	Inducement Plan
Available at December 31, 2016	1,101,331	—
Authorized	2,230,736	500,000
Granted	(2,726,844)	(100,000)
Forfeited/Cancelled	393,275	—
Available at June 30, 2017	998,498	400,000

Shares Reserved for Future Issuance

At June 30, 2017, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	8,520,152
Shares available for future grant under 2013 Plan	998,498
Shares available for future grant under Inducement Plan	400,000
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	10,267,547

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

The Company entered into a letter agreement with Allergan plc in March 2015 under which the Company received a nonrefundable upfront fee of $10.0 million. The terms of this agreement contained multiple deliverables which include (i)
research and development activities and (ii) testing and analysis related to the Phase 2b trial of TRV027. Collaboration revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, and the Company has fulfilled its performance obligations under the contract. The collaboration revenue was recorded on a straight-line basis and was fully recognized as of June 30, 2016. For the three and six months ended June 30, 2016, the Company recognized collaboration revenue of $1.9 million and $3.8 million, respectively.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(20,432)	$(19,216)	$(41,146)	$(36,995)
Net loss attributable to common stockholders	$(20,432)	$(19,216)	$(41,146)	$(36,995)
Weighted average common shares outstanding	58,381,868	52,174,569	57,642,379	51,762,467
Net loss per share of common stock - basic and diluted	$(0.35)	$(0.37)	$(0.71)	$(0.71)

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2017	2016
Options outstanding	8,520,152	6,480,580
Warrants	123,091	60,850
Total	8,643,243	6,541,430

9. Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

Balance, December 31, 2016	$2
Net unrealized loss on marketable securities	(59)
Balance, June 30, 2017	$(57)

There were no reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2017 and 2016. There was no tax effect during the three and six months ended June 30, 2017 and 2016.

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•
OLINVOTM (oliceridine injection): We are developing OLINVO, a μ-receptor G protein pathway selective modulator, or μ-GPS, for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  On February 21, 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of OLINVO in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  On July 20, 2017, we announced that we have completed enrollment in the Phase 3 open-label ATHENA safety study to support the planned new drug application, or NDA, for OLINVO.  In the study, 772 patients were administered OLINVO to manage pain associated with a wide range of procedures and diagnoses. We have retained all worldwide development and commercialization rights to OLINVO. If OLINVO receives regulatory approval, we plan to commercialize it in the United States either on our own or with a commercial partner for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, we plan to commercialize OLINVO with a commercial partner. In early April 2017, we held a successful Type B meeting with the United States Food and Drug Administration, or FDA, regarding the Chemistry, Manufacturing and Controls data package of our new drug application, or NDA, submission for OLINVO.  In the second quarter of 2017, we held another successful pre-NDA meeting with FDA regarding the clinical and non-clinical data package of the planned NDA. The Company currently expects to submit the NDA in September or October of 2017.

•
TRV250: We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In the second quarter of 2017, we began a Phase I study of TRV250 in the United Kingdom in healthy volunteers; results from this study are expected in the second half of 2017.

We have also identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.
Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2017, we had an accumulated deficit of $326.8 million. Our net loss was $41.1 million and $37.0 million for the six months ended June 30, 2017 and 2016, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize OLINVO, TRV250 or TRV734.

In September 2014, we announced we had entered into a senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which we have drawn $28.5 million as of June 30, 2017.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of June 30, 2017. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2017 and 2016, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited financial statements for the three and six months ended June 30, 2017, included in Part 1, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,

	2017	2016	Change	2017	2016	Change
Revenue:
Collaboration revenue	$—	$1,875	$(1,875)	$—	$3,750	$(3,750)
Total revenue	—	1,875	(1,875)	—	3,750	(3,750)
Operating expenses:
General and administrative	4,385	3,697	688	9,264	7,615	1,649
Research and development	15,499	17,203	(1,704)	31,595	32,956	(1,361)
Total operating expenses	19,884	20,900	(1,016)	40,859	40,571	288
Loss from operations	(19,884)	(19,025)	(859)	(40,859)	(36,821)	(4,038)
Other income (expense):
Change in fair value of warrant liability	21	28	(7)	56	70	(14)
Net (loss) gain on asset disposals	1	—	1	1	—	1
Miscellaneous income	—	—	—	628	221	407
Interest income	163	214	(51)	337	407	(70)
Interest expense	(733)	(433)	(300)	(1,309)	(872)	(437)
Total other expense	(548)	(191)	(357)	(287)	(174)	(113)
Net loss attributable to common stockholders	$(20,432)	$(19,216)	$(1,216)	$(41,146)	$(36,995)	$(4,151)

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

General and administrative expenses increased by $0.7 million, or 19%, and $1.6 million, or 22%, respectively, for the three and six months ended June 30, 2017, as compared to the same period in 2016, primarily as a result of increased headcount and associated salary and stock-based compensation expense, and increased market research expenditures related to OLINVO.

Research and development expense

Research and development expenses consist primarily of costs incurred for research and the development of our product candidates. In addition, research and development expenses include salaries and related costs for our research and development personnel and stock-based compensation expense and travel expenses for such individuals.

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

Research and development expenses decreased by $1.7 million, or 10%, for the three months ended June 30, 2017, as compared to the same period in 2016 and decreased by $1.4 million or 4% for the six months ended June 30, 2017, as compared to the same period in 2016. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Personnel-related costs	$3,478	$3,112	$7,174	$6,158
OLINVO	9,670	10,085	20,426	17,130
TRV027	20	1,895	113	5,348
TRV250	898	954	1,341	2,258
Other research and development	1,433	1,157	2,541	2,062
	$15,499	$17,203	$31,595	$32,956

The decrease in research and development expenses during the three and six months ended June 30, 2017 was primarily due to a decrease in expenditures related to TRV027 due to the completion of the Phase 2b clinical trial in AHF during the second quarter of 2016, partially offset by increased expenditures on OLINVO in the first half of 2017 attributable to the Phase 3 open-label ATHENA safety study.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At June 30, 2017, we had an accumulated deficit of $326.8 million, working capital of $75.4 million, cash and cash equivalents of $14.0 million, restricted cash of $1.4 million, and marketable securities of $70.2 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,

	2017	2016
Net cash (used in) provided by:
Operating activities	$(47,748)	$(39,236)
Investing activities	13,778	17,414
Financing activities	23,960	11,851
Net decrease in cash, cash equivalents and restricted cash	$(10,010)	$(9,971)

Net cash used in operating activities

Net cash used in operating activities was $47.7 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $41.1 million and a decrease in accounts payable and accrued expenses of $9.6 million, primarily associated with the completion of the Phase 3 APOLLO-1 and APOLLO-2 studies of OLINVO. Changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $39.2 million for the six months ended June 30, 2016, consisting primarily of a net loss of $37.0 million partially offset by noncash adjustments of $3.8 million and changes in operating assets and liabilities of $6.1 million. Changes in operating assets and liabilities were primarily driven by a decrease of deferred revenue of $3.8 million associated with the payment received from Allergan in March 2015, partially offset by a decrease in prepaid expenses and other assets of $1.2 million and a decrease in accounts payable and accrued expenses of $1.1 million. These changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in investing activities

Net cash used in investing activities was $13.8 million for the six months ended June 30, 2017 and $17.4 million for the six months ended June 30, 2016. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $24.0 million for the six months ended June 30, 2017, which was primarily due to net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C and net proceeds of $13.7 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen.

Net cash provided by financing activities was $11.9 million for the six months ended June 30, 2016, which was due to net proceeds of $11.8 million from the sale of common stock through Cowen, pursuant to our ATM sales facility, and proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue open label investigations of OLINVO in key procedures, prepare the OLINVO NDA submission, prepare for future regulatory activities, and continue clinical development of TRV250. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the selling and marketing of any future products.

We believe that our cash and cash equivalents and marketable securities as of June 30, 2017, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. We anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $27.9 million remained available under the ATM sales facility as of June 30, 2017. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the progress, timing and results of the NDA submission for OLINVO and related regulatory activities;

•	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for OLINVO;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations(1)	$12,889	$945	$2,416	$2,378	$7,150
Loans payable	$28,500	$7,389	$21,111	$—	$—
Total	$41,389	$8,334	$23,527	$2,378	$7,150

(1) Operating lease obligations reflect our obligation to make payments in connection with the lease for our office spaces, including our current locations in King of Prussia, Pennsylvania and Chesterbrook, Pennsylvania.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $14.0 million and marketable securities of $70.2 million at June 30, 2017, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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
If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity.  In March 2017, a patient in our Phase 3 open label ATHENA study experienced an apparent off-target, unexpected serious adverse event after hospital discharge that has been assessed as possibly related to drug. This event was reported to FDA in early April 2017 and, as of the date of this report, we have not been contacted by FDA about this event. To date, approximately 770 patients have received OLINVO in the ATHENA study, including many with significant co-morbidities that may contribute to the occurrence of adverse effects. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	First amendment dated June 12, 2017 to Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA as of December 9, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the period from January 1, 2017 to June 30, 2017, (iv) Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: August 3, 2017

TREVENA, INC.

By:	/s/ ROBERTO CUCA
Roberto Cuca
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit Number	Description

10.1	First amendment dated June 12, 2017 to Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA as of December 9, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the period from January 1, 2017 to June 30, 2017, (iv) Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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