Form 10-Q
period 2018-03-31
TREVENA INC
filed 2018-05-03
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of April 27, 2018: 67,968,713

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10‑K (the “Annual Report”). In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and potentially commercialize our product candidates;

•	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

•	our planned preclinical studies and clinical trials for our product candidates;

•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

•	the extent of clinical trials potentially required by the FDA for our product candidates;

•	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•	our sales, marketing, and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,146	$16,557
Marketable securities	43,445	49,543
Prepaid expenses and other current assets	1,847	1,393
Total current assets	63,438	67,493
Restricted cash	1,413	1,413
Property and equipment, net	3,779	3,805
Intangible asset, net	11	11
Total assets	$68,641	$72,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,387	$1,424
Accrued expenses and other current liabilities	1,519	4,303
Current portion of loans payable, net	12,460	12,425
Deferred rent	63	61
Total current liabilities	15,429	18,213
Loans payable, net	12,595	15,725
Capital leases, net of current portion	28	31
Deferred rent, net of current portion	2,992	3,006
Warrant liability	10	10
Other long term liabilities	1,270	1,104
Total liabilities	32,324	38,089
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 67,603,736 and 62,310,795 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	68	62
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	402,806	392,103
Accumulated deficit	(366,511)	(357,490)
Accumulated other comprehensive loss	(46)	(42)
Total stockholders’ equity	36,317	34,633
Total liabilities and stockholders’ equity	$68,641	$72,722

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Revenue	$—	$—
Operating expenses:
General and administrative	5,072	4,879
Research and development	4,598	16,096
Restructuring charges	23	—
Total operating expenses	9,693	20,975
Loss from operations	(9,693)	(20,975)
Other income (expense):
Change in fair value of warrant liability	—	35
Net gain on asset disposals	223	—
Miscellaneous income	928	628
Interest income	199	174
Interest expense	(678)	(576)
Total other income	672	261
Net loss attributable to common stockholders	$(9,021)	$(20,714)
Other comprehensive loss, net:
Unrealized loss on marketable securities	(4)	(51)
Other comprehensive loss	(4)	(51)
Comprehensive loss	$(9,025)	$(20,765)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.36)
Weighted average common shares outstanding, basic and diluted	64,562,236	56,894,672

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2018 to March 31, 2018

(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	1,498	—	—	1,498
Exercise of stock options	88,048	—	57	—	—	57
Issuance of common stock, net of issuance costs	5,204,893	6	9,148	—	—	9,154
Unrealized loss on marketable securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(9,021)	—	(9,021)
Balance, March 31, 2018	67,603,736	$68	$402,806	$(366,511)	$(46)	$36,317

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net loss	$(9,021)	$(20,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	79
Stock-based compensation	1,498	1,795
Noncash interest expense on loans	237	274
Revaluation of warrant liability	—	(35)
Amortization (accretion) of bond premium (discount) on marketable securities	(5)	182
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(454)	(1,142)
Accounts payable, accrued expenses and other liabilities	(2,832)	(9,891)
Net cash used in operating activities	(10,406)	(29,452)
Investing activities:
Purchases of property and equipment	(144)	(116)
Maturities of marketable securities	16,500	21,958
Purchases of marketable securities	(10,402)	(15,108)
Net cash provided by investing activities	5,954	6,734
Financing activities:
Proceeds from exercise of common stock options	57	355
Proceeds from issuance of common stock, net	9,154	6,833
Capital lease payments	(3)	(2)
Proceeds from loans payable, net	—	9,921
Repayments of loans payable, net	(3,167)	—
Net cash provided by financing activities	6,041	17,107
Net increase (decrease) in cash and cash equivalents	1,589	(5,611)
Cash, cash equivalents and restricted cash—beginning of period	17,970	25,459
Cash, cash equivalents and restricted cash—end of period	$19,559	$19,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$464	$304
Fair value of common stock warrants issued	$—	$184

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2018

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. In January 2018, the United States Food and Drug Administration, or FDA, accepted the new drug application, or NDA, submission for oliceridine, the Company's lead product candidate. The FDA also indicated that the Prescription Drug User Fee Act, or PDUFA, review date for the oliceridine NDA is November 2, 2018 and that it plans to hold an advisory committee meeting to discuss the NDA. If oliceridine ultimately receives regulatory approval, the Company plans to commercialize it in the United States, either on its own or with a commercial partner, for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, the Company plans to commercialize oliceridine in certain countries with commercial partners.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2018, the Company had an accumulated deficit of $366.5 million. The Company’s net loss was $9.0 million and $20.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company expects its cash and cash equivalents of $18.1 million and marketable securities of $43.4 million as of March 31, 2018, together with interest thereon, as well as proceeds from the sale of shares of common stock under the Company’s at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, and from ex-U.S. licensing activities between March 31, 2018 and the date of this filing, to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date of this filing.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of March 31, 2018, its results of operations and its comprehensive loss for the three months ended March 31, 2018 and 2017, its statement of stockholders’ equity for the period from January 1, 2018 to March 31, 2018, and its cash flows for the three months ended March 31, 2018 and 2017. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2017. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act of 2017, of the Tax Act. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the Tax Act enactment date. The Company was able to reasonably estimate certain effects of the Tax Act as of December 31, 2017 and has not changed the preliminary estimates as of March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018. The Company adopted these standards on January 1, 2018 and elected the modified retrospective transition method, meaning the cumulative effect of applying the new guidance, if any, was recognized at that date as an adjustment to the opening accumulated deficit balance. Since the Company does not have any open contracts with customers as of January 1, 2018 and did not enter into any new contracts with customers during the three months ended March 31, 2018, the adoption of this standard did not have an impact on the Company's financial statements.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1‑Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•

Level 2‑Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3‑Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Loss	Fair Value	Equivalents	Cash	Securities
Cash	$7,052	$—	$—	$7,052	$5,639	$1,413	$—
Level 1 (1):
Money market funds	12,507	—	—	12,507	12,507	—	—
U.S. treasury securities	1,994	—	(2)	1,992	—	—	1,992
Subtotal	14,501	—	(2)	14,499	12,507	—	1,992
Level 2 (2):
U.S. government agency securities	41,497	—	(44)	41,453	—	—	41,453
Total	$63,050	$—	$(46)	$63,004	$18,146	$1,413	$43,445

	December 31, 2017
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,783	$—	$—	$6,783	$5,370	$1,413	$—
Level 1 (1):
Money market funds	11,187	—	—	11,187	11,187	—	—
U.S. treasury securities	1,991	—	—	1,991	—	—	1,991
Subtotal	13,178	—	—	13,178	11,187	—	1,991
Level 2 (2):
U.S. government agency securities	47,594	—	(42)	47,552	—	—	47,552
Total	$67,555	$—	$(42)	$67,513	$16,557	$1,413	$49,543

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of March 31, 2018, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2018 and 2017. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

The Company’s obligations under the loan and security agreement are secured by a first priority security interest in substantially all of the assets of the Company, including the Company’s cash, cash equivalents, and marketable securities but excluding the Company’s intellectual property (together, the collateral). The Company has agreed not to pledge or otherwise encumber its intellectual property, other than through grants of certain permitted non-exclusive or exclusive licenses or other conveyances of its intellectual property.

The loan and security agreement includes affirmative and restrictive covenants, including: (a) financial reporting requirements; (b) limitations on the incurrence of indebtedness; (c) limitations on liens; (d) limitations on certain merger and acquisition transactions; (e) limitations on dispositions of certain assets; (f) limitations on fundamental corporate changes (including changes in control); (g) limitations on investments; (h) limitations on payments and distributions and (i) other covenants. The agreement also contains certain events of default, including for payment defaults, breaches of covenants, a material adverse change in the Company’s business, operations or condition

(financial or otherwise), a material impairment in the value of the collateral or in the prospect of repayment of the Company’s obligations to the lender, certain levies, attachments and other restraints on the Company’s business, insolvency, defaults under other agreements and misrepresentations. Upon an event of default, the lenders have the right to foreclose upon the available collateral, including the Company’s existing cash and cash equivalents and marketable securities.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of March 31, 2018. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock, all of which remain outstanding at March 31, 2018. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock, all of which remain outstanding at March 31, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of March 31, 2018, borrowings of $25.3 million attributable to Term Loans A, B, and C remain outstanding. Interest expense of $0.4 million and $0.3 million was recorded during the three months ended March 31, 2018 and 2017, respectively. The Company incurred lender and third party costs of $1.0 million related to the issuance of our term loans. Per ASU 2015‑3, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three months ended March 31, 2018 and 2017 respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Gross proceeds	$25,333	$28,500
Debt discount and debt issuance costs	(278)	(350)
Carrying value	25,055	28,150
Current portion of loans payable, net	12,460	12,425
Loans payable, net	$12,595	$15,725

5. Stockholders’ Equity

Equity Offerings

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company is required to pay Cowen a commission of up to three percent of the gross sales proceeds and has provided Cowen with customary indemnification rights. In the first quarter of 2018, the Company issued and sold 5,204,893 shares of common stock under this ATM facility at a weighted average price per share of $1.81. The net offering proceeds to the Company were approximately $9.2 million after deducting related expenses, including commissions. As of March 31, 2018, approximately $11.2 million of the $75.0 million remained available under the ATM facility.

Equity Incentive Plans

The Company utilizes equity incentive plans to grant various forms of stock options and restricted stock to eligible employees, directors and consultants to the Company. Under all of such plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than 4 years. For performance-based stock awards, we recognize expense when achievement of the performance factor is probable, over the requisite service period.

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$358	$707
General and administrative	1,140	1,088
Total stock-based compensation	$1,498	$1,795

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2017	8,624,223	$5.22	7.2
Granted	2,600,625	1.79
Exercised	(88,048)	0.65
Forfeited/Cancelled	(739,557)	5.14
Balance, March 31, 2018	10,397,243	$4.40	8.01
Vested or expected to vest at March 31, 2018	10,397,243	$4.40	8.01
Exercisable at March 31, 2018	4,186,575	$5.49	6.23

The intrinsic value of the options exercisable as of March 31, 2018 was $0.3 million, based on the Company’s closing stock price of $1.64 per share and a weighted average exercise price of $5.49 per share. At March 31, 2018, there was $13.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.38 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2018 and 2017 was estimated at $1.19 and $3.35 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected term of options (in years)	5.8	6.3
Risk-free interest rate	2.7%	2.1%
Expected volatility	76.0%	75.7%
Dividend yield	0%	0%

Shares Available for Future Grant

At March 31, 2018, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2017	991,613	293,000
Authorized	2,492,431	—
Granted	(2,505,625)	(95,000)
Forfeited/Cancelled	687,057	52,500
Available at March 31, 2018	1,665,476	250,500

Shares Reserved for Future Issuance

At March 31, 2018, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	10,147,743
Shares available for future grant under 2013 Plan	1,665,476
Stock options outstanding under Inducement Plan	249,500
Shares available for future grant under Inducement Plan	250,500
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	12,662,116

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

7. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(9,021)	$(20,714)
Net loss attributable to common stockholders	$(9,021)	$(20,714)
Weighted average common shares outstanding	64,562,236	56,894,672
Net loss per share of common stock - basic and diluted	$(0.14)	$(0.36)

The following outstanding securities at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2018	2017
Options outstanding	10,397,243	8,461,435
Warrants	123,091	123,091
Total	10,520,334	8,584,526

8. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, December 31, 2017	$(42)
Net unrealized loss on marketable securities	(4)
Balance, March 31, 2018	$(46)

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2018 and 2017. There was no tax effect during the three months ended March 31, 2018 and 2017.

9. Restructuring Charges

On October 11, 2017, upon the approval of the Company's Board of Directors, the Company announced a restructuring and reduction in force of approximately 30% of the Company's workforce, or 21 employees. As part of this restructuring, the Company also halted its investment in early stage research. The Company incurred pre-tax restructuring charges of $1.8 million during the year ended December 31, 2017, primarily related to severance and personnel related costs in addition to lease termination payments. As of December 31, 2017, the Company’s restructuring liability totaled $1.1 million. During the three months ended March 31, 2018, the Company made severance payments totaling $0.7 million. As of March 31, 2018, the Company’s restructuring liability totals $0.4 million, which has been recorded within accrued expenses on the Company’s balance sheet.

10. Subsequent Events

In April 2018 and May 2018, the Company announced that it had entered into exclusive licensing agreements for the development and commercialization of oliceridine in South Korea and China, respectively. Under the license in South Korea with Pharmbio Korea Inc., the Company received an upfront payment of $3.0 million, and will receive a commercial milestone, if approved in South Korea, and tiered royalties on product sales in South Korea ranging from high single digits to 20%. Under the license in China with Jiangsu Nhwa Pharmaceutical Co. Ltd., the Company will receive an upfront payment of $2.5 million, milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to $6.0 million of commercialization milestones, and a ten percent royalty on all net product sales in China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our unaudited financial statement and related notes that appear in Item 1 of this Quarterly Report on Form 10‑Q and with our audited financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission, or SEC, on March 7, 2018. Unless the context otherwise requires, we use the terms “Trevena,” “company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection:  We are developing oliceridine, a G protein biased ligand of the μ opioid receptor, for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  In February 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  In July 2017, we announced that we had completed enrollment in the Phase 3 open-label ATHENA safety study to support the new drug application, or NDA, for oliceridine.  In the study, 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In January 2018, we announced that the United States Food and Drug Administration, or FDA, had accepted the NDA we submitted for oliceridine.  The FDA also indicated that the Prescription Drug User Fee Act, or PDUFA, review date for the oliceridine NDA is November 2, 2018 and that it plans to hold an advisory committee meeting to discuss the NDA. If oliceridine ultimately receives regulatory approval, we plan to commercialize it in the United States, either on our own or with a commercial partner, for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, we plan to commercialize oliceridine in certain countries with a commercial partner and we recently announced license agreements with partners in South Korea and China.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In the second quarter of 2017, we began a Phase I study of TRV250 in the United Kingdom in healthy volunteers; in the first quarter of 2018, we completed dosing in this study and are awaiting final top-line results.

We also have identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We also are evaluating a set of novel S1P modulators that may offer a new, non-narcotic approach to managing chronic pain. We expect to complete characterization of the lead compounds in 2018 to determine if any merit IND-enabling studies to support Phase 1 clinical trials.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2018, we had an accumulated deficit of $366.5 million. Our net loss was $9.0 million and $20.7 million for the three months ended March 31, 2018 and 2017, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250 or TRV734.

In September 2014, we announced we had entered into a senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which $25.3 million remains outstanding as of March 31, 2018. As of January 1, 2018, we began making monthly payments of both principal and interest, which will be required until the loan maturity of March 1, 2020.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, seek regulatory approval for, and prepare for commercialization of our product candidates and repay our outstanding loan obligations. If we obtain regulatory approval for oliceridine, we expect to incur significant expenses associated with the launch of this product. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

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

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of March 31, 2018. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock, all of which remain outstanding as of March 31, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock, all of which remain outstanding as of March 31, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2017 included in our annual report on Form 10‑K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

We have equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock awards, may be granted to employees, non-employee directors, and non-employee consultants. We also have an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.

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

See Note 5, included in Part 1, Item 1 of this quarterly report on Form 10‑Q, for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black‑Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock‑based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited financial statements for the three months ended March 31, 2018, included in Part 1, Item 1 of this quarterly report on Form 10‑Q for information on recent accounting pronouncements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017 (in thousands)

	Three Months Ended
	March 31,
	2018	2017	Change

Revenue	$—	$—	$—
Operating expenses:
General and administrative	5,072	4,879	193
Research and development	4,598	16,096	(11,498)
Restructuring	23	—	23
Total operating expenses	9,693	20,975	(11,282)
Loss from operations	(9,693)	(20,975)	11,282
Other income (expense):
Change in fair value of warrant liability	—	35	(35)
Net gain on asset disposals	223	—	223
Miscellaneous income	928	628	300
Interest income	199	174	25
Interest expense	(678)	(576)	(102)
Total other income	672	261	411
Net loss attributable to common stockholders	$(9,021)	$(20,714)	$11,693

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

General and administrative expenses increased by $0.2 million, or 4%, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of increased headcount and associated salary and stock-based compensation expense, and increased rent and related expenditures associated with the relocation of our corporate headquarters to Chesterbrook, Pennsylvania in July 2017. These increases were partially offset by a decrease in market research expenditures associated with oliceridine Phase 3 data released in the first quarter of 2017.

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

In October 2017, we announced a restructuring and reduction in force of 21 employees, primarily in the research and development area, as well as other cost saving initiatives.

Research and development expenses decreased by $11.5 million, or 71%, for the three months ended March 31, 2018, as compared to the same period in 2017. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Personnel-related costs	$2,277	$3,696
Oliceridine	1,373	10,756
TRV027	27	92
TRV250	468	443
Other research and development	453	1,109
	$4,598	$16,096

The decrease in research and development expenses was primarily attributable to the completion of the oliceridine Phase 3 clinical program in 2017, and to a decrease in expenditures resulting from the October 2017 restructuring and reduction in force and associated decrease in research and laboratory-related costs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At March 31, 2018, we had an accumulated deficit of $366.5 million, working capital of $48.0 million, cash and cash equivalents of $18.1 million, restricted cash of $1.4 million, and marketable securities of $43.4 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(10,406)	$(29,452)
Investing activities	5,954	6,734
Financing activities	6,041	17,107
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,589	$(5,611)

Net cash used in operating activities

Net cash used in operating activities was $10.4 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $9.0 million and a decrease in accounts payable and accrued expenses of $2.8 million. Changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $29.5 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $20.7 million and a decrease in accounts payable and accrued expenses of $9.9 million, primarily associated with the completion of the Phase 3 APOLLO-1 and APOLLO-2 studies of oliceridine.

Net cash used in investing activities

Net cash used in investing activities was $6.0 million for the three months ended March 31, 2018 and $6.7 million for the three months ended March 31, 2017. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2018, which was primarily due to net proceeds of $9.2 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $3.2 million.

Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2017, which was primarily due to net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C and net proceeds of $6.8 million from the sale of common stock in January 2017 through our ATM sales facility with Cowen.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we prepare for future regulatory activities, and continue clinical development of TRV250. Additionally, over the next twelve months, we anticipate that our payroll and other general and administrative expenses will increase as we prepare for commercial operations, particularly with respect to expenses associated with the selling and marketing of oliceridine, if approved by the FDA.

We believe that our cash and cash equivalents and marketable securities as of March 31, 2018, together with interest thereon, as well as proceeds from the sale of shares of common stock under our ATM sales facility with Cowen, and from oliceridine ex-U.S. licensing activities between March 31, 2018 and the date of this filing, to be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this filing. We anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In December 2015, we filed a $250 million shelf registration statement that includes a $75 million ATM sales facility with Cowen acting as our sales agent. Approximately $11.2 million remained available under the ATM sales facility as of March 31, 2018. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the timing and results of the FDA’s review of the NDA submission for oliceridine and related regulatory activities;
•	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for oliceridine;
•	the number and development requirements of any other product candidates that we may pursue;
•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;
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

Please see “Risk Factors” section of this Quarterly Report and our most recent Annual Report on Form 10‑K as filed with the SEC and which is incorporated herein by reference, for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of March 31, 2018 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations(1)	$14,036	$897	$2,692	$2,790	$7,657
Loans payable	$25,333	$12,667	$12,666	$—	$—
Total	$39,369	$13,564	$15,358	$2,790	$7,657

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our office spaces, including our current location in Chesterbrook, Pennsylvania and our previous location in King of Prussia, Pennsylvania.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. We did not make any significant changes to our critical accounting policies during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $18.1 million and marketable securities of $43.4 million at March 31, 2018, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10‑Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10‑Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1+	Trevena, Inc. Non-Employee Director Compensation Policy, effective as of February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 2, 2018.
10.2+#	Executive Employment Agreement, dated as of February 1, 2018, by and between the Registrant and Carrie L. Bourdow.
31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to March 31, 2018, (iv) Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#Filed herewith.

+Indicates management contract or compensatory plan.

EXHIBIT INDEX

Exhibit Number	Description

10.2	Executive Employment Agreement, date as of February 1, 2018, by and between the Registrant and Carrie L. Bourdow.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10‑Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to March 31, 2018, (iv) Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: May 3, 2018

TREVENA, INC.

By:	/s/ ROBERTO CUCA
Roberto Cuca
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)