Form 10-K/A
period 2017-12-31
TREVENA INC
filed 2018-06-14
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1469215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 354-8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $94.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2017. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2017.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2018 was 64,785,659.

EXPLANATORY NOTE

Trevena, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) only to re-file Exhibits 10.45 and 10.46 in response to comments the Company received from the Securities and Exchange Commission on a confidential treatment request submitted by the Company for certain portions of such Exhibits in the Form 10-K.

This Amendment No. 1 to the Form 10-K does not reflect events occurring after the filing of the Form 10-K.  No other modifications or changes have been made to the Form 10-K as originally filed or the Exhibits filed therewith.

EXHIBIT INDEX

Exhibit Number	Description
10.45*	Master Commercial Supply Agreement dated October 20, 2017 by and between Alcami Corporation and Trevena, Inc.

10.46*	Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc. dated as of December 15, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 14, 2018

TREVENA, INC.
By:	/s/ John M. Limongelli

John M. Limongelli
Senior Vice President, General Counsel and Chief Administrative Officer