Form 10-Q
period 2018-06-30
TREVENA INC
filed 2018-08-02
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of July 31, 2018: 76,082,280

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

•

our ability to fund future operating expenses, including any future launch of oliceridine, if approved, and capital expenditures with our current cash resources or to secure additional funding in the future;

•	our planned nonclinical studies and clinical trials for our product candidates;

•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

•	the extent of clinical trials potentially required by the FDA for our product candidates;

•	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•	our sales, marketing, and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,036	$16,557
Marketable securities	39,462	49,543
Alliance revenue receivable	2,250	—
Prepaid expenses and other current assets	1,543	1,393
Total current assets	67,291	67,493
Restricted cash	1,414	1,413
Property and equipment, net	3,613	3,805
Intangible asset, net	10	11
Total assets	$72,328	$72,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$592	$1,424
Accrued expenses and other current liabilities	3,651	4,303
Current portion of loans payable, net	12,494	12,425
Deferred revenue	3,000	—
Deferred rent	65	61
Total current liabilities	19,802	18,213
Loans payable, net	10,873	15,725
Capital leases, net of current portion	25	31
Deferred rent, net of current portion	2,926	3,006
Warrant liability	6	10
Other long term liabilities	—	1,104
Total liabilities	33,632	38,089
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 and 100,000,000 shares authorized June 30, 2018 and December 31, 2017, respectively, 73,507,985 and 62,310,795 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	74	62
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	414,457	392,103
Accumulated deficit	(375,815)	(357,490)
Accumulated other comprehensive loss	(20)	(42)
Total stockholders’ equity	38,696	34,633
Total liabilities and stockholders’ equity	$72,328	$72,722

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Alliance revenue	$2,500	$—	$2,500	$—
Operating expenses:
General and administrative	5,926	4,385	10,998	9,264
Research and development	5,128	15,499	9,726	31,595
Restructuring charges	41	—	64	—
Total operating expenses	11,095	19,884	20,788	40,859
Loss from operations	(8,595)	(19,884)	(18,288)	(40,859)
Other income (expense):
Change in fair value of warrant liability	4	19	4	56
Net gain (loss) on asset disposals	(107)	1	116	1
Miscellaneous income	500	—	1,428	628
Interest income	226	163	425	337
Interest expense	(597)	(731)	(1,275)	(1,309)
Gain on foreign currency exchange	10	—	10	—
Total other income (expense)	36	(548)	708	(287)
Loss before income tax expense	(8,559)	(20,432)	(17,580)	(41,146)
Foreign income tax expense	(745)	—	(745)	—
Net loss attributable to common stockholders	$(9,304)	$(20,432)	$(18,325)	$(41,146)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	26	(8)	22	(59)
Other comprehensive gain (loss), net:	26	(8)	22	(59)
Comprehensive loss	$(9,278)	$(20,440)	$(18,303)	$(41,205)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.13)	$(0.35)	$(0.27)	$(0.71)
Weighted average common shares outstanding, basic and diluted	69,664,994	58,381,868	67,127,711	57,642,379

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2018 to June 30, 2018

(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	2,785	—	—	2,785
Exercise of stock options	132,952	—	83	—	—	83
Issuance of common stock, net of issuance costs	11,064,238	12	19,486	—	—	19,498
Unrealized gain on marketable securities	—	—	—	—	22	22
Net loss	—	—	—	(18,325)	—	(18,325)
Balance, June 30, 2018	73,507,985	$74	$414,457	$(375,815)	$(20)	$38,696

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net loss	$(18,325)	$(41,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340	158
Stock-based compensation	2,785	3,687
Noncash interest expense on loans	446	530
Revaluation of warrant liability	(4)	(56)
Amortization (accretion) of bond premium (discount) on marketable securities	(25)	316
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,400)	(1,674)
Accounts payable, accrued expenses and other liabilities	(1,560)	(9,563)
Deferred revenue	3,000	—
Net cash used in operating activities	(15,743)	(47,748)
Investing activities:
Purchases of property and equipment	(147)	(2,019)
Maturities of marketable securities	32,550	48,443
Purchases of marketable securities	(22,422)	(32,646)
Net cash provided by investing activities	9,981	13,778
Financing activities:
Proceeds from exercise of common stock options	83	355
Proceeds from issuance of common stock, net	19,498	13,687
Capital lease payments	(6)	(3)
Proceeds from loans payable, net	—	9,921
Repayments of loans payable, net	(6,333)	—
Net cash provided by financing activities	13,242	23,960
Net increase (decrease) in cash and cash equivalents	7,480	(10,010)
Cash, cash equivalents and restricted cash—beginning of period	17,970	25,459
Cash, cash equivalents and restricted cash—end of period	$25,450	$15,449
Supplemental disclosure of cash flow information:
Cash paid for interest	$827	$778
Fair value of common stock warrants issued	$—	$184

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

June 30, 2018

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. In January 2018, the United States Food and Drug Administration, or FDA, accepted the new drug application, or NDA, submission for oliceridine, the Company's lead product candidate. The FDA also indicated that the Prescription Drug User Fee Act, or PDUFA, review date for the oliceridine NDA is November 2, 2018 and that it plans to hold an advisory committee meeting, likely in October 2018, to discuss the NDA. If oliceridine ultimately receives regulatory approval, the Company plans to commercialize it in the United States, either on its own or with a commercial partner, for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, the Company plans to commercialize oliceridine in certain countries with commercial partners and, in the second quarter of 2018, the Company announced license agreements with partners in South Korea and China. See Notes 7 and 8 for additional information.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2018, the Company had an accumulated deficit of $375.8 million. The Company’s net loss was $18.3 million and $41.1 million for the six months ended June 30, 2018 and 2017, respectively. The Company expects its cash and cash equivalents of $24.0 million and marketable securities of $39.5 million as of June 30, 2018, together with interest thereon, as well as proceeds from the sale of shares of common stock under the Company’s at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, and from the receipt of $2.3 million related to an upfront payment from ex-U.S. licensing activities in China between June 30, 2018 and the date of this filing, to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date of this filing. If approved by FDA on November 2, 2018, and following Drug Enforcement Administration, or DEA, Scheduling, the Company expects to launch oliceridine in the United States in the first half of 2019.  The extent of the Company’s commercial efforts for oliceridine, including the number of sales representatives and medical science liaisons at launch, will depend to a significant extent on the success of the Company’s fundraising efforts between the date of this filing and the launch date.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of June 30, 2018, its results of operations and its comprehensive loss for the three and six months ended June 30, 2018 and 2017, its statement of stockholders’ equity for the period from January 1, 2018 to June 30, 2018, and its cash flows for the six months ended June 30, 2018 and 2017. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2017. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Revenue

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet.  Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Current portion of deferred revenue.  Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Deferred revenue, net of current portion.

Alliance Revenues

The Company’s revenues have primarily been generated through licensing arrangements.  The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

(i)	identification of the promised goods or services in the contract;
(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

See Note 8 for additional details surrounding the Company’s licensing arrangements.

The Company also assesses whether there is an option in a contract to acquire additional goods or services. An option gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that the Company considers in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, the Company recognizes revenue when those future goods or services are transferred or when the options expire.

The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements.

Research and Development Activities: Under the Company’s current collaboration and license arrangements, if the Company is entitled to reimbursement for costs for services provided by the Company, it expects such reimbursement would be an offset to research and development expenses.

Royalties: If the Company is entitled to receive sales-based royalties from its collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Manufacturing Supply and Research Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

The Company receives payments from its licensees based on schedules established in each contract. Upfront payments are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended June 30, 2018, the Company recorded foreign income tax expense related to withholdings associated with our ex-U.S. licensing activities.  For the six months ended June 30, 2017, the Company recorded no tax expense or benefit due to the expected

2017 loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either June 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2018 and December 31, 2017, the Company had no uncertain tax positions.

In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $27.6 million to income tax expense in and a corresponding reduction in the valuation allowance in the fourth quarter of 2017. As a result, there was no impact to the Company’s statement of operations and comprehensive loss as a result of reduction in tax rates. The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the TCJA enactment date. The Company was able to reasonably estimate certain effects of the TCJA as of December 31, 2017 and has not changed the preliminary estimates as of June 30, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018. The Company adopted these standards on January 1, 2018 and elected the modified retrospective transition method, meaning the cumulative effect of applying the new guidance, if any, was recognized at that date as an adjustment to the opening accumulated deficit balance. There was no impact to the Company’s financial statements upon adoption, as the Company did not have any contracts with customers prior to, or, as of the adoption date.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Loss	Fair Value	Equivalents	Cash	Securities
Cash	$8,704	$—	$—	$8,704	$7,290	$1,414	$—
Level 1 (1):
Money market funds	16,746	—	—	16,746	16,746	—	—
U.S. treasury securities	4,983	—	(1)	4,982	—	—	4,982
Subtotal	21,729	—	(1)	21,728	16,746	—	4,982
Level 2 (2):
U.S. government agency securities	34,499	—	(19)	34,480	—	—	34,480
Total	$64,932	$—	$(20)	$64,912	$24,036	$1,414	$39,462

	December 31, 2017
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,783	$—	$—	$6,783	$5,370	$1,413	$—
Level 1 (1):
Money market funds	11,187	—	—	11,187	11,187	—	—
U.S. treasury securities	1,991	—	—	1,991	—	—	1,991
Subtotal	13,178	—	—	13,178	11,187	—	1,991
Level 2 (2):
U.S. government agency securities	47,594	—	(42)	47,552	—	—	47,552
Total	$67,555	$—	$(42)	$67,513	$16,557	$1,413	$49,543

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of June 30, 2018, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and six months ended June 30, 2018 and 2017. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of June 30, 2018. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock, all of which remain outstanding at June 30, 2018. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock, all of which remain outstanding at June 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of June 30, 2018, borrowings of $22.2 million attributable to Term Loans A, B, and C remain outstanding. Interest expense of $0.8 million and $0.8 million was recorded during the six months ended June 30, 2018 and 2017, respectively. The Company incurred lender and third party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑3, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three and six months ended June 30, 2018 and 2017, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Gross proceeds	$22,167	$28,500
Debt discount and debt issuance costs	1,200	(350)
Carrying value	23,367	28,150
Current portion of loans payable, net	12,494	12,425
Loans payable, net	$10,873	$15,725

The accretion of the final fee payment is presented as part of Debt discount and debt issuance costs, a component of loans payable, as of June 30, 2018 and as other long term liabilities as of December 31, 2017.

5. Stockholders’ Equity

Equity Offerings

On December 14, 2015, the Company entered into an ATM sales agreement with Cowen, or the Prior ATM Agreement, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In the six months ended June 30, 2018, the Company issued and sold 11,064,238 shares of common stock under the Prior ATM Agreement at a weighted average price per share of $1.81. The net offering proceeds to the Company were approximately $19.5 million after deducting related expenses, including commissions. The Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685) was declared effective by the SEC. Accordingly, as of June 30, 2018, there was no remaining capacity available under this ATM facility.

On June 15, 2018, the Company entered into a new ATM sales agreement with Cowen to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. The Company is required to pay Cowen a commission of up to three percent of the gross sales proceeds and has provided Cowen with customary indemnification rights. During the second quarter of 2018, no sales were made under this ATM facility and the entire $50 million capacity remained available as of June 30, 2018.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$386	$735	$744	$1,441
General and administrative	901	1,158	2,041	2,246
Total stock-based compensation	$1,287	$1,893	$2,785	$3,687

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2017	8,624,223	$5.22	7.17
Granted	3,085,125	1.79
Exercised	(132,952)	0.63
Forfeited/Cancelled	(2,190,948)	4.31
Balance, June 30, 2018	9,385,448	$4.37	7.35
Vested or expected to vest at June 30, 2018	9,385,448	$4.37	7.35
Exercisable at June 30, 2018	4,225,244	$5.46	5.25

The intrinsic value of the options exercisable as of June 30, 2018 was $0.2 million, based on the Company’s closing stock price of $1.44 per share and a weighted average exercise price of $5.46 per share. At June 30, 2018, there was $9.8 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.25 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2018 and 2017 was estimated at $1.19 and $3.20 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2018	2017
Expected term of options (in years)	5.8	6.2
Risk-free interest rate	2.7%	2.1%
Expected volatility	74.9%	75.7%
Dividend yield	0%	0%

Shares Available for Future Grant

At June 30, 2018, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2017	991,613	293,000
Authorized	2,492,431	—
Granted	(2,763,125)	(322,000)
Forfeited/Cancelled	2,074,823	116,125
Available at June 30, 2018	2,795,742	87,125

Shares Reserved for Future Issuance

At June 30, 2018, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	8,972,573
Shares available for future grant under 2013 Plan	2,795,742
Stock options outstanding under Inducement Plan	412,875
Shares available for future grant under Inducement Plan	87,125
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	12,617,212

6. Commitments and Contingencies

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

7. Licensing Arrangements

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million in connection with execution of the agreement, a cash commercial milestone of up to $0.5 million if oliceridine is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes.   As part of the agreement, Trevena also granted Pharmbio an option to manufacture oliceridine, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option.

In accordance with the terms of the agreement, Pharmbio is solely responsible for all development and regulatory activities in South Korea. The parties have formed a Joint Development Committee with equal representation from the Company and Pharmbio to provide overall coordination and oversight of the development of oliceridine in

South Korea.  The parties also agreed to form a Joint Manufacturing and Commercialization Committee at least six months prior to the anticipated date of regulatory approval of oliceridine in South Korea to provide overall coordination and oversight of the manufacture and commercialization of oliceridine in South Korea.

See Note 8 for accounting analysis under ASC 606.

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under this agreement, the Company will receive an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes.  As part of the agreement, Trevena also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China.  As of June 30, 2018, Nhwa has elected to exercise this manufacturing option and a separate agreement will be entered into. The Company received the upfront cash payment, net of withholdings, in July 2018.

In accordance with the terms of the agreement, Nhwa is solely responsible for all development and regulatory activities in China. The parties have formed a Joint Development Committee with equal representation from the Company and Nhwa to provide overall coordination and oversight of the development of oliceridine in China.  The parties also agreed to form a Joint Manufacturing and Commercialization Committee at least six months prior to the anticipated date of regulatory approval of oliceridine in China to provide overall coordination and oversight of the manufacture and commercialization of oliceridine in China.

See Note 8 for accounting analysis under ASC 606.

8. Revenue

The Company accounts for revenue under FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, under which revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

Alliance Revenue

Alliance revenue for the three months ended June 30, 2018 represents revenue from contracts with customers in licensing arrangements accounted for in accordance with ASC Topic 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2 and Note 7. There was no previously recorded Alliance revenue.

For the three and six months ended June 30, 2018, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018

Pharmbio Korea Inc.	$—	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	2,500	2,500
	$2,500	$2,500

There was no Alliance revenue activity in 2017. The 2018 Alliance revenue recognized relates to the upfront payments received from Nhwa once the related performance obligation was satisfied. This performance obligation was satisfied once the Company had transferred the license and know-how to Nhwa and Nhwa could begin to benefit from this transfer. The revenue related to the Pharmbio agreement has been deferred, based on the date at which the license and know-how was transferred, and will be recognized in the third quarter of 2018, at the time the Company completed its performance obligation. The Company determined that participation in the Joint Development Committees and Joint Manufacturing and Commercialization Committees were deemed immaterial in the context of the contract.

The income tax expense resulting from these transactions represents foreign withholding taxes as a result of alliance revenue from the contracts.  As the Company has incurred losses in recent years, no material U.S. federal, state, or foreign income taxes have been accrued.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(9,304)	$(20,432)	$(18,325)	$(41,146)
Net loss attributable to common stockholders	$(9,304)	$(20,432)	$(18,325)	$(41,146)
Weighted average common shares outstanding	69,664,994	58,381,868	67,127,711	57,642,379
Net loss per share of common stock - basic and diluted	$(0.13)	$(0.35)	$(0.27)	$(0.71)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2018	2017
Options outstanding	9,385,448	8,520,152
Warrants	123,091	123,091
Total	9,508,539	8,643,243

10. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, December 31, 2017	$(42)
Net unrealized gain on marketable securities	22
Balance, June 30, 2018	$(20)

There were no reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2018 and 2017. There was no tax effect during the three six and months ended June 30, 2018 and 2017.

11. Restructuring Charges

On October 11, 2017, upon the approval of the Company's Board of Directors, the Company announced a restructuring and reduction in force of approximately 30% of the Company's workforce, or 21 employees. As part of this restructuring, the Company also halted its investment in early stage research. The Company incurred pre-tax restructuring charges of $1.8 million during the year ended December 31, 2017, primarily related to severance and personnel related costs in addition to lease termination payments. As of December 31, 2017, the Company’s restructuring liability totaled $1.1 million. During the three and six months ended June 30, 2018, the Company made severance payments totaling $0.2 million and $0.9 million, respectively. As of June 30, 2018, the Company’s restructuring liability totals $0.2 million, which has been recorded within accrued expenses on the Company’s balance sheet.

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection:  We are developing oliceridine, a G protein biased ligand of the μ opioid receptor, for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred.  In February 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.  In July 2017, we announced that we had completed enrollment in the Phase 3 open-label ATHENA safety study to support the new drug application, or NDA, for oliceridine.  In the study, 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In January 2018, we announced that the United States Food and Drug Administration, or FDA, had accepted the NDA we submitted for oliceridine.  The FDA also indicated that the Prescription Drug User Fee Act, or PDUFA, review date for the oliceridine NDA is November 2, 2018 and that it plans to hold an advisory committee meeting, likely in October 2018, to discuss the NDA. If oliceridine ultimately receives regulatory approval, we plan to commercialize it in the United States, either on our own or with a commercial partner, for use in acute care settings such as hospitals and ambulatory surgery centers; outside the United States, we plan to commercialize oliceridine in certain countries with a commercial partner and, in the second quarter of 2018, we announced license agreements with partners in South Korea and China. If approved by FDA on November 2, 2018, and following DEA scheduling, we expect to launch oliceridine in the United States in the first half of 2019.

•

TRV250:  We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In June 2018, we announced the successful completion of our first-time-in-human Phase 1 study of TRV250.  Data from this healthy volunteer study showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients, subject to available funds.

We also have identified and have completed the initial Phase 1 studies for TRV734, an orally administered new chemical entity expected to be used for first-line treatment of moderate-to-severe acute and chronic pain. In August 2018, we announced that we are supporting efforts by the National Institute on Drug Abuse to evaluate TRV734 as a potential maintenance treatment for opioid dependence. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset. We also are evaluating a set of novel S1P modulators that may offer a new, non-narcotic approach to managing chronic pain. We expect to complete characterization of the lead compounds in 2018 to determine if any merit IND-enabling studies to support Phase 1 clinical trials.

On April 5, 2018, we announced that Maxine Gowen, Ph.D., Trevena’s President and Chief Executive Officer, will retire on October 1, 2018.  The Board of Directors has selected Carrie L. Bourdow, who currently serves as

Trevena’s Executive Vice President and Chief Operating Officer, to be the Company’s next President and Chief Executive Officer, effective October 1, 2018.  Dr. Gowen will continue to serve on the Trevena Board of Directors following the date of her resignation.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2018, we had an accumulated deficit of $375.8 million. Our net loss was $18.3 million and $41.1 million for the six months ended June 30, 2018 and 2017, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250 or TRV734.

In September 2014, we announced we had entered into a senior secured tranched term loan credit facility with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), of which $22.2 million remains outstanding as of June 30, 2018. As of January 1, 2018, we began making monthly payments of both principal and interest, which will be required until the loan maturity of March 1, 2020.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of June 30, 2018. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock, all of which remain outstanding as of June 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock, all of which remain outstanding as of June 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Revenue

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, we performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet.  Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Current portion of deferred revenue.  Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Deferred revenue, net of current portion.

Alliance Revenues

Our revenues have primarily been generated through licensing arrangements. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps:

(i)	identification of the promised goods or services in the contract;
(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

See Notes 7 and 8, included in Part 1, Item 1 of this quarterly report on Form 10-Q, for additional details surrounding our licensing arrangements.

We also assess whether there is an option in a contract to acquire additional goods or services. An option gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that we consider in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, we recognize revenue when those future goods or services are transferred or when the options expire.

Our revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, we evaluate whether each milestone is considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, we assess the probability of achievement of each milestone under our current agreements.

Research and Development Activities: Under our current licensing arrangements, if we are entitled to reimbursement for costs for services we provide, we expect such reimbursement would be an offset to research and development expenses.

Royalties: If we are entitled to receive sales-based royalties from our collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Manufacturing Supply and Research Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

We receive payments from our licensees based on schedules established in each contract. Upfront payments are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this quarterly report on Form 10‑Q for information on recent accounting pronouncements.

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

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change

Revenue	$2,500	$—	$2,500	$2,500	$—	$2,500
Operating expenses:
General and administrative	5,926	4,385	1,541	10,998	9,264	1,734
Research and development	5,128	15,499	(10,371)	9,726	31,595	(21,869)
Restructuring	41	—	41	64	—	64
Total operating expenses	11,095	19,884	(8,789)	20,788	40,859	(20,071)
Loss from operations	(8,595)	(19,884)	11,289	(18,288)	(40,859)	22,571
Other income (expense):
Change in fair value of warrant liability	4	19	(15)	4	56	(52)
Net gain (loss) on asset disposals	(107)	1	(108)	116	1	115
Miscellaneous income	500	—	500	1,428	628	800
Interest income	226	163	63	425	337	88
Interest expense	(597)	(731)	134	(1,275)	(1,309)	34
Gain on foreign currency exchange	10	—	10	10	—	10
Total other income	36	(548)	584	708	(287)	995
Loss before income tax expense	(8,559)	(20,432)	11,873	(17,580)	(41,146)	23,566
Foreign income tax expense	(745)	—	(745)	(745)	—	(745)
Net loss attributable to common stockholders	$(9,304)	$(20,432)	$11,128	$(18,325)	$(41,146)	$22,821

Revenue

The revenue recognized primarily relates to the upfront payments received at inception of the agreements.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, commercial, and other administrative areas, including stock‑based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, market research, consulting, and accounting services.

General and administrative expenses increased by $1.5 million and $1.7 million, or 35% and 19%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily related to employee separation payments, an increase in market research expenditures associated with launch readiness, and increased rent and related expenditures associated with the relocation of our corporate headquarters to Chesterbrook, Pennsylvania in July 2017.

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

Research and development expenses decreased by $10.4 million and $21.9 million, or 67% and 69%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Personnel-related costs	$2,132	$3,478	$4,409	$7,174
Oliceridine	2,050	9,670	3,428	20,426
TRV027	6	20	33	113
TRV250	775	898	1,471	1,341
Other research and development	165	1,433	404	2,541
	$5,128	$15,499	$9,745	$31,595

The decrease in research and development expenses in 2018 was primarily attributable to the completion of the oliceridine Phase 3 clinical program in 2017, and to a decrease in expenditures resulting from the October 2017 restructuring and reduction in force and associated decrease in research and laboratory-related costs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At June 30, 2018, we had an accumulated deficit of $375.8 million, working capital of $47.5 million, cash and cash equivalents of $24.0 million, restricted cash of $1.4 million, and marketable securities of $39.5 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(15,743)	$(47,748)
Investing activities	9,981	13,778
Financing activities	13,242	23,960
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,480	$(10,010)

Net cash used in operating activities

Net cash used in operating activities was $15.7 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $18.3 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations. Deferred revenue relates to our ex-U.S. licensing activities in China.

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

Net cash used in investing activities

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2018 and $13.8 million for the six months ended June 30, 2017. Investing activities in both periods consisted primarily of purchases and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $13.2 million for the six months ended June 30, 2018, which was primarily due to net proceeds of $19.5 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $6.3 million.

Net cash provided by financing activities was $24.0 million for the six months ended June 30, 2017, which was primarily due to net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C and net proceeds of $13.7 million from the sale of common stock through our ATM sales facility with Cowen.

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

We believe that our cash and cash equivalents and marketable securities as of June 30, 2018, together with interest thereon, as well as proceeds from the sale of shares of common stock under our $50 million ATM sales facility with Cowen, and from ex-U.S. licensing activities in China between June 30, 2018 and the date of this filing, to be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this filing. If approved by FDA on November 2, 2018, and following DEA Scheduling, we expect to launch oliceridine in the United States in the first half of 2019.  The extent of our commercial efforts for oliceridine, including the number of sales representatives and medical science liaisons at launch, will depend to a significant extent on the success of our fundraising efforts between the date of this filing and the launch date. In all cases, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in dilution to our stockholders. In June 2018, we filed a $175 million shelf registration statement that includes a $50 million ATM sales facility with Cowen acting as our sales agent. As of June 30, 2018, the entire $50 million remained available under the ATM sales facility. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of the oliceridine NDA or any future product candidates, both in the United States and in territories outside the United States;
•

the costs, timing, and extent of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

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

Please see “Risk Factors” section of this Quarterly Report, for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of June 30, 2018 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations(1)	$13,633	$824	$2,704	$2,802	$7,303
Loans payable	24,048	12,667	11,381	—	—
Purchase Obligations	2,312	2,312	—	—	—
Total	$39,993	$15,803	$14,085	$2,802	$7,303

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to Alliance revenue in Note 2, included in Part 1, Item 1 of this quarterly report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $24.0 million and marketable securities of $39.5 million at June 30, 2018, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer

and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10‑Q.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $18.3 million for the six months ended June 30, 2018, and $71.9 million, $103.0 million, and $50.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $375.8 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

∠

establish sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize oliceridine, if approved, and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;

∠	conduct clinical trials for TRV250, our δ‑receptor product candidate, as well as any additional clinical trials of oliceridine that may be required by FDA;
∠	seek to identify additional product candidates;
∠	conduct clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;
∠	maintain, expand, and protect our intellectual property portfolio;
∠	hire additional sales, marketing, medical, clinical and scientific personnel; and
∠	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must succeed in raising substantial additional funding for the Company and developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing nonclinical testing and clinical trials of our product candidates, identifying additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities and have not begun others. We may never succeed in these activities and, even if we do, may never achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses, whether we will have sufficient funding available to or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials, making necessary regulatory filings, or the development of any of our product candidates, our expenses could increase.  During the first half of 2019, assuming FDA approval on November 2, 2018 and Drug Enforcement Administration, or DEA, scheduling, we expect to launch oliceridine in the United States.  The extent of our commercial efforts for oliceridine, including the number of sales representatives and medical science liaisons at launch, will depend to a significant extent on the success of our fundraising efforts between the date of this filing and the launch date.  Absent substantial additional fundraising, the level and extent of our commercial efforts may lead to a delay in our ability to achieve profitability.

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

Over the next several years, we expect to incur significant expenses in connection with our current operations and the servicing and repayment of our outstanding debt obligations. In preparation for the potential regulatory approval of oliceridine, we expect to incur significant expenses related to our product manufacturing, marketing, sales, and distribution efforts. Accordingly, we will need to obtain substantial additional funding for these efforts and for the continued repayment of our outstanding term loans through the March 2020 maturity date; we would seek to obtain this funding through the sale of equity, debt financings, and/or other sources, including potential collaborations.  Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all.  If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

∠	significantly delay, scale back, or discontinue our operations, development programs, and/or any future commercialization efforts;
∠	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
∠	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
∠	cease operations altogether.

We estimate that our existing cash and cash equivalents and marketable securities as of June 30, 2018, together with interest thereon, as well as proceeds from the sale of shares of common stock under the Company’s at the market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, and from ex-U.S. licensing activities in China between June 30, 2018 and the date of this filing to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date of this filing. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in the Company’s financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders.  In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

The extent of our future capital requirements will depend on many factors, including:

∠	the costs, timing, and outcome of regulatory review of the oliceridine NDA or any future product candidates, both in the United States and in territories outside the United States;

∠

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

∠	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
∠	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our other product candidates, including TRV250;
∠	the number and development requirements of other product candidates that we pursue;
∠	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including oliceridine;
∠	any product liability or other lawsuits related to our products;
∠	the expenses needed to attract and retain skilled personnel; and
∠

the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside the United States.

Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success or meet our expectations. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available until, at the earliest, the first half of 2019, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We commenced active operations in late 2007, and our activities to date have been limited to, among other things, organizing and staffing our company, business planning, raising capital, developing our product platform, identifying potential product candidates, undertaking nonclinical studies, and conducting clinical trials. With the exception of oliceridine, our product candidates are early in development. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer operating history.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals, and we have relied and expect to continue to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For oliceridine, we have submitted an NDA to the FDA.  The FDA has indicated to us that the Prescription Drug User Fee Act review date for the NDA is November 2, 2018. It is possible that FDA may not meet this target date for any number of reasons, including if it considers the submission of additional information or data during the review process to constitute a major amendment to the NDA.  Ultimately, the oliceridine NDA may not be approved by or on the November 2, 2018 target date, if at all.

The FDA also has indicated to us that it expects to convene an Advisory Committee as part of the review process, which we currently expect will be held in October 2018. The Advisory Committee will discuss and advise FDA on the risk-benefit profile of oliceridine. In advance of this Advisory Committee meeting, we and the FDA will submit briefing documents for the committee’s review, and these briefing documents will be made available to the public and may include information from the oliceridine development program that have not previously been disclosed. Historically, for some companies, disclosure of information in this manner has led to increased volatility in their stock price. The Advisory Committee and FDA may interpret nonclinical and clinical data differently than we and our experts have or conclude that there is not sufficient nonclinical and/or clinical data to support approval of our NDA. Across the Phase 3 clinical development program for oliceridine, there were three Suspected Unexpected Serious Adverse Reactions, or SUSARs, reported to the FDA:  one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure.  All cases resolved without clinical sequelae.  While we believe these events are consistent with the presumed mechanism of action of oliceridine or with the clinical context of the surgical patient population included in the Phase 3 study program, the Advisory Committee and FDA may disagree with our interpretations and conclusions.  Furthermore, press coverage and public scrutiny of the materials that will be discussed at the Advisory Committee meeting may negatively affect the potential for our NDA to receive approval, particularly in light of the current nationwide focus on opioids. Even if we ultimately obtain approval of the NDA, the matters discussed at the Advisory Committee meeting could limit our ability to successfully commercialize oliceridine.

              The feedback received from an Advisory Committee can have a substantial impact on the FDA’s decision to approve or reject an NDA. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials, among other things. In addition, varying interpretations of the data obtained from nonclinical and clinical testing, including from our ATHENA Phase 3 open label safety study, QTc interval study, renal impairment study, or other Phase 1, 2 or 3 clinical studies, could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable.

              We have submitted to the FDA a proposed proprietary name for oliceridine and we are awaiting feedback.  FDA will only approve a tradename, if at all, when approving the NDA.  If we experience delays in obtaining approval of our NDA, the commercial prospects for our product candidates may be harmed and our ability to generate revenue may be materially impaired. Furthermore, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications, dosages, or presentations than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or that includes language, such as a black box warning, that may impair our ability to successfully commercial that product candidate. Any of these scenarios could negatively impact the commercial prospects for our product candidates or our ability to raise sufficient capital to support our operations in the future.

Our µ opioid receptor targeted product candidates, including oliceridine, may require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

Risk Evaluation and Mitigation Strategy, or REMS, are imposed by FDA to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Our µ opioid receptor product candidates, including oliceridine, if approved, may require a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe use such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that may be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

Our µ opioid receptor targeted product candidates, including oliceridine, are expected to be classified as controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Our µ opioid receptor targeted product candidates, including oliceridine, are likely to be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

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

To market and sell our products in the European Union, Asia, and many other jurisdictions, we, our current collaborators in South Korea and China for oliceridine, or any future third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

∠	restrictions on such products, manufacturers or manufacturing processes;
∠	restrictions on the labeling or marketing of a product;
∠	restrictions on product distribution or use;
∠	requirements to conduct post‑marketing studies or clinical trials;
∠	warning letters;
∠	withdrawal of the products from the market;
∠	refusal to approve pending applications or supplements to approved applications that we submit;
∠	recall of products;
∠	fines, restitution or disgorgement of profits or revenue;
∠	suspension or withdrawal of marketing approvals;
∠	refusal to permit the import or export of our products;
∠	product seizure; or
∠	injunctions or the imposition of civil or criminal penalties.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

∠	the efficacy, safety and potential advantages compared to alternative treatments;
∠	the timing of market introduction of the product candidate as well as competitive products;
∠	our ability to offer the product for sale profitably and at competitive prices;
∠	the convenience and ease of administration compared to alternative treatments;
∠	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
∠	the level and extent of sales, marketing, and distribution support;
∠	the availability of third party coverage and adequate reimbursement;
∠	the prevalence and severity of any side effects;
∠	the clinical indications for which the product is approved; and
∠	any restrictions on the use of our products, both on their own and together with other medications.

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

There are a number of factors that may inhibit our efforts to commercialize our products on our own, including:

∠	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel or to outsource these tasks to a third party;

∠	the inability of sales personnel to obtain access to physicians or other relevant personnel or educate adequate numbers of physicians or others on the benefit of our future products;
∠

the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and

∠	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

For oliceridine, we will need to partner with one or more third parties to sell, market and distribute this product, if approved, outside the United States. In April 2018 and May 2018, we entered into exclusive licensing agreements for the development and commercialization of oliceridine in South Korea and China, respectively. Such partnerships in South Korea and China may not be successful, and we may be unsuccessful in our efforts to secure additional partnerships outside the United States.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. Oliceridine also may compete against, or be used in combination with, OFIRMEV®  (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL®  (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, DYLOJECT™ (IV diclofenac), and marketed by Hospira. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. is developing a range of acute pain products involving sufentanil oral nanotabs in hand‑held dispensers including DSUVIA™ and ZALVISO™. Innocoll Holdings plc, and Heron Therapeutics Inc. have proprietary long‑acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with µ‑opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of the generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and selling and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we or any future collaborators are able to commercialize any of our product candidates, the product candidates may become subject to unfavorable pricing regulations, third party coverage and reimbursement policies, healthcare reform initiatives, or regulatory or political concerns.

Both our and our collaborators’ ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in‑patient surgeries. Pharmaceutical products such as oliceridine, if approved, that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of oliceridine, if approved, relative to its benefits. Current or future efforts to limit the level of reimbursement for in‑patient hospital procedures could cause a hospital to decide not to use oliceridine, if approved by the FDA. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to seek to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or analogous regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government‑funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

∠	decreased demand for any product candidates or products that we may develop;
∠	injury to our reputation and significant negative media attention;
∠	withdrawal of clinical trial participants;
∠	initiation of investigations by regulators;
∠	significant costs to defend the related litigation;
∠	product recalls, withdrawals or labeling, marketing or promotional restrictions;
∠	substantial monetary awards to trial participants or patients;
∠	loss of revenue;
∠	reduced resources of our management to pursue our business strategy; and
∠	the inability to commercialize any products that we may develop.

We currently maintain $15 million in product liability insurance coverage, which may be inadequate to cover all liabilities that we may incur. We will likely need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive, and in the future may be difficult to obtain for products such as oliceridine. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have submitted an NDA to the FDA. If we are unable to successfully complete development and commercialization of our product candidates, either on our own or with a partner, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development and submitted an NDA to the FDA. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur until, at the earliest, the first quarter of 2019, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

∠	successful completion of nonclinical studies and clinical trials;
∠	receipt of marketing approvals from applicable regulatory authorities;
∠	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
∠	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
∠	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
∠	acceptance of our products, if and when approved, by patients, the medical community, and third party payors;
∠	effectively competing with other therapies;
∠	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and
∠	maintaining a continued acceptable safety profile of our products following approval.

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

Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Clinical testing is expensive, can take many years to complete, and has a high risk of failure. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials, which could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

∠	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at prospective trial sites;
∠	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
∠

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

∠

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

∠	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
∠	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
∠

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

∠	the cost of clinical trials of our product candidates may be greater than we anticipate;
∠	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
∠

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

∠	be delayed in obtaining marketing approval for our product candidates;
∠	not obtain marketing approval at all;
∠	obtain approval for indications or patient populations that are not as broad as intended or desired;
∠	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
∠	be subject to additional post‑marketing testing and/or reporting requirements; or
∠	have the product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any of our nonclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant nonclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, thereby harming our business and results of operations.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates. Patient enrollment is affected by other factors including:

∠	the severity of the disease under investigation;
∠	the eligibility criteria for the study in question;
∠	the perceived risks and benefits of the product candidate under study;
∠	the efforts to facilitate timely enrollment in clinical trials;
∠	the patient referral practices of physicians;
∠	the ability to monitor patients adequately during and after treatment; and
∠	the proximity and availability of clinical trial sites for prospective patients.

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

If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity. Across the Phase 3 clinical development program for oliceridine, there were three SUSARs reported to the FDA:  one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In the event that our clinical trials reveal a high and unacceptable severity and prevalence of side effects, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

∠	regulatory authorities may require additional warnings on the label or even withdraw approvals of such product;
∠	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, if one is not required in connection with regulatory approval;
∠	we could be sued and held liable for harm caused to patients; and
∠	our reputation may suffer.

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

Oliceridine and TRV734 are both biased ligands targeted at the µ-opioid receptor. Common adverse reactions for agonists of the µ-opioid receptor include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, µ-opioid receptor agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the µ-opioid receptor, these adverse reactions and risks likely will apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine. Agonists at the δ-opioid receptor have been associated with a risk of seizures. TRV250, our δ-opioid receptor product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that it will be associated with similar side effects.  In such case, we likely would discontinue further development of TRV250 for the treatment of migraines.

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

Risks Related to Our Dependence on Third Parties

Our current collaborators are, and any future relationships or collaborations we may enter into may be, important to us. If we are unable to maintain our relationship with any of these collaborations, or if our relationship with these collaborators is not successful, our business could be adversely affected.

We have limited capabilities for product development, sales, marketing, and distribution. For our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates. For oliceridine, we recently entered into license agreements with partners in South Korea and China whereby these parties will develop, seek regulatory approval for, and, if successful, commercialize oliceridine.  We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Any future collaborations we might enter into with another third party, may pose a number of risks, including the following:

∠	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
∠	collaborators may not perform their obligations as expected;
∠

collaborators may elect not to continue development or commercialization programs or may not pursue commercialization of any product candidates that achieve regulatory approval based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

∠

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

∠	collaborators could fail to make timely regulatory submissions for a product candidate;
∠	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
∠

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

∠

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to limit or eliminate efforts and resources to the commercialization of our product candidates;

∠

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

∠

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

∠

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

∠	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
∠

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

We rely, and expect to continue to rely, on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.

We rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our nonclinical studies and clinical trials for our product candidates. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our nonclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we have contracted to help perform our nonclinical studies or clinical trials also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our nonclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We contract with third parties for the manufacture of our product candidates for nonclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We have limited internal manufacturing capabilities and do not have any manufacturing facilities. In addition, our product candidates have never been manufactured at commercial scale. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacture, if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third party manufacturers or third party collaborators for the manufacture of commercial supply of any product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

∠	reliance on the third party for regulatory compliance and quality assurance;
∠	the possible breach of the manufacturing agreement by the third party;
∠

manufacturing delays if our third party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

∠	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
∠	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

∠

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

∠

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

∠

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

∠

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

∠

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

∠

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

∠

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

∠	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti‑Kickback Statute, new government investigative powers and enhanced penalties for non‑compliance;
∠

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

∠	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
∠

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
∠	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
∠	the new requirements under the federal Open Payments program and its implementing regulations;
∠	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
∠	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Recruiting and retaining qualified management, scientific, clinical, manufacturing, sales and marketing, and other personnel also will be critical to our success. Maxine Gowen, Ph.D., our President and Chief Executive Officer,

will retire on October 1, 2018. The board of directors selected Carrie L. Bourdow, who currently serves as our Executive Vice President and Chief Operating Officer, to be our next President and Chief Executive Officer, effective October 1, 2018. On June 11, 2018, the board of directors appointed John P. Hamill, who currently serves as a consultant to us, as our interim Principal Financial Officer and Principal Accounting Officer. The board of directors has not yet identified a candidate to serve as our Principal Financial Officer and Principal Accounting Officer on a permanent basis. The loss of the services of our executive officers or other key employees or consultants could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific, clinical, and commercial advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

∠

efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

∠	changes in a specific country’s or region’s political and cultural climate or economic condition;
∠	unexpected changes in foreign laws and regulatory requirements;
∠	difficulty of effective enforcement of contractual provisions in local jurisdictions;
∠	inadequate intellectual property protection in foreign countries;
∠	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
∠

trade‑protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

∠	regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti‑corruption laws;
∠	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
∠	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the United States, more expensive.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $1.34 per share as of August 1, 2018.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

∠	actual or anticipated variations in our operating results;
∠	changes in financial estimates by us or by any securities analysts who might cover our stock;
∠	the timing and results of our clinical trials for any of our product candidates;
∠	failure or discontinuation of any of our development programs;
∠	conditions or trends in our industry;
∠	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
∠	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
∠	developments or disputes concerning patent applications, issued patents or other proprietary rights;
∠	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
∠	capital commitments;
∠	investors’ general perception of our company and our business;
∠	recruitment or departure of key personnel;
∠	announcements and expectations of additional financing efforts; and
∠	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of June 30, 2018, we had federal net operating loss carryforwards of approximately $62.1 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

Our charter documents also contain other provisions that could have an anti‑takeover effect, including:

∠	only one of our three classes of directors will be elected each year;

∠	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
∠	stockholders are not permitted to take actions by written consent;
∠	stockholders cannot call a special meeting of stockholders; and
∠	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes‑Oxley Act and the rules and regulations of NASDAQ. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2018, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing for that year, as required by Section 404(a) of the Sarbanes‑Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trevena, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2018).

10.1

Common Stock Sales Agreement, dated June 15, 2018, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on June 15, 2018).

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

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to June 30, 2018, (iv) Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

101

The following financial information from this Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to June 30, 2018, (iv) Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: August 2, 2018

TREVENA, INC.

By:	/s/ JOHN P. HAMILL
John P. Hamill
Interim Principal Financial Officer and Accounting Officer