Form 10-Q
period 2018-09-30
TREVENA INC
filed 2018-11-08
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1469215 (I.R.S. Employer Identification No.)

955 Chesterbrook Boulevard, Suite 110 Chesterbrook, PA (Address of Principal Executive Offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: (610) 354-8840

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 2, 2018: 82,323,413

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10‑K (the “Annual Report”). In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

•	our plans to develop and potentially commercialize our product candidates;

•	our planned nonclinical studies and clinical trials for our product candidates;

•	the extent of clinical trials potentially required by the FDA for our product candidates;

•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates, including as a result of the complete response letter received for oliceridine;

•	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•	our sales, marketing, and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,339	$16,557
Marketable securities	45,700	49,543
Prepaid expenses and other current assets	1,196	1,393
Total current assets	71,235	67,493
Restricted cash	1,301	1,413
Property and equipment, net	3,565	3,805
Intangible asset, net	10	11
Total assets	$76,111	$72,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$836	$1,424
Accrued expenses and other current liabilities	3,221	4,303
Current portion of loans payable, net	12,528	12,425
Deferred rent	—	61
Total current liabilities	16,585	18,213
Loans payable, net	7,853	15,725
Capital leases, net of current portion	23	31
Deferred rent, net of current portion	2,993	3,006
Warrant liability	13	10
Other long-term liabilities	—	1,104
Total liabilities	27,467	38,089
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock-$0.001 par value; 200,000,000 and 100,000,000 shares authorized September 30, 2018 and December 31, 2017, respectively; 82,323,291 and 62,310,795 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	82	62
Preferred stock-$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	428,880	392,103
Accumulated deficit	(380,298)	(357,490)
Accumulated other comprehensive loss	(20)	(42)
Total stockholdersʼ equity’	48,644	34,633
Total liabilities and stockholders’ equity	$76,111	$72,722

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Alliance revenue	$3,000	$—	$5,500	$—
Operating expenses:
General and administrative	3,908	5,232	14,906	14,496
Research and development	3,350	10,181	13,076	41,776
Restructuring charges	—	—	64	—
Total operating expenses	7,258	15,413	28,046	56,272
Loss from operations	(4,258)	(15,413)	(22,546)	(56,272)
Other income (expense):
Change in fair value of warrant liability	(7)	(2)	(3)	53
Net gain on asset disposals	32	—	148	1
Miscellaneous income	—	—	1,428	628
Interest income	268	167	693	505
Interest expense	(515)	(732)	(1,790)	(2,041)
Gain (loss) on foreign currency exchange	(3)	(19)	7	(19)
Total other income (expense)	(225)	(586)	483	(873)
Loss before income tax expense	(4,483)	(15,999)	(22,063)	(57,145)
Foreign income tax expense	—	—	(745)	—
Net loss attributable to common stockholders	$(4,483)	$(15,999)	$(22,808)	$(57,145)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	—	36	22	(23)
Other comprehensive gain (loss), net	—	36	22	(23)
Comprehensive loss	$(4,483)	$(15,963)	$(22,786)	$(57,168)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.27)	$(0.32)	$(0.98)
Weighted average common shares outstanding, basic and diluted	77,445,675	60,113,327	70,604,827	58,475,079

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)

For the period from January 1, 2018 to September 30, 2018

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	3,519	—	—	3,519
Exercise of stock options	132,952	—	83	—	—	83
Issuance of common stock, net of issuance costs	19,879,544	20	33,175	—	—	33,195
Unrealized gain on marketable securities	—	—	—	—	22	22
Net loss	—	—	—	(22,808)	—	(22,808)
Balance, September 30, 2018	82,323,291	$82	$428,880	$(380,298)	$(20)	$48,644

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(22,808)	$(57,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	345
Stock-based compensation	3,519	5,344
Noncash interest expense on loans	626	786
Loss on disposal of assets	124	—
Revaluation of warrant liability	3	(53)
Amortization (accretion) of bond premium (discount) on marketable securities	(88)	415
Changes in operating assets and liabilities:
Prepaid expenses and other assets	197	(324)
Accounts payable, accrued expenses and other liabilities	(1,744)	(8,816)
Net cash used in operating activities	(19,675)	(59,448)
Investing activities:
Purchases of property and equipment	(379)	(3,391)
Maturities of marketable securities	50,284	72,123
Purchases of marketable securities	(46,330)	(44,730)
Net cash provided by investing activities	3,575	24,002
Financing activities:
Proceeds from exercise of common stock options	83	355
Proceeds from issuance of common stock, net	33,195	19,197
Capital lease payments	(8)	(5)
Proceeds from loans payable, net	—	9,921
Repayments of loans payable, net	(9,500)	—
Net cash provided by financing activities	23,770	29,468
Net increase (decrease) in cash and cash equivalents	7,670	(5,978)
Cash, cash equivalents and restricted cash—beginning of period	17,970	25,459
Cash, cash equivalents and restricted cash—end of period	$25,640	$19,481
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,161	$1,253
Fair value of common stock warrants issued	$—	$184

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

September 30, 2018

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of new and innovative treatment options for patients in pain. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on QT prolongation and indicated that the submitted safety database is not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. The Company plans to schedule a meeting with the FDA to discuss the items identified in the CRL. On November 8, 2018, the Company announced a restructuring of its workforce. See Note 12 for additional information.

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2018, the Company had an accumulated deficit of $380.3 million. The Company’s net loss was $22.8 million and $57.1 million for the nine months ended September 30, 2018 and 2017, respectively. The Company expects its cash and cash equivalents of $24.3 million and marketable securities of $45.7 million as of September 30, 2018, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date of this filing.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of September 30, 2018, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2018 and 2017, its statement of stockholders’ equity for the period from January 1, 2018 to September 30, 2018, and its cash flows for the nine months ended September 30, 2018 and 2017. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2017. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

The Company applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes,  the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2018, the Company recorded foreign income tax expense related to withholdings associated with our ex-U.S. licensing activities. For the nine months ended September 30, 2017, the Company recorded no tax expense or benefit due to the expected 2017 loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is likely that the Company will not realize these future tax benefits. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions.

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

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the TCJA enactment date. The Company was able to reasonably estimate certain effects of the TCJA as of December 31, 2017 and has not changed the preliminary estimates as of September 30, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018. The Company adopted these standards on January 1, 2018 and elected the modified retrospective transition method, meaning the cumulative effect of applying the new guidance, if any, was recognized at that date as an adjustment to the opening accumulated deficit balance. There was no impact to the Company’s financial statements upon adoption, as the Company did not have any contracts with customers as of the adoption date.

Recent Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings. This option would be available in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or a portion thereof) is recorded. This is effective for the Company beginning after December 15, 2018, with early adoption permitted. These amendments should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S federal corporate income tax rate in the TCJA is recognized. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the effect this standard will have on its financial statements and related disclosures. For additional information on the Company’s Chesterbrook office lease, please see our Contractual Obligations and Commitments table included in Item 2 of this Form 10‑Q, which reflects total cash basis operating lease obligations of $13.4 million and does not include the impact of any future sublease revenue. See Note 12 for additional information.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

3. Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Loss	Fair Value	Equivalents	Cash	Securities
Cash	$14,905	$—	$—	$14,905	$13,604	$1,301	$—
Level 1 (1):
Money market funds	10,735	—	—	10,735	10,735	—	—
U.S. treasury securities	18,385	—	(10)	18,375	—	—	18,375
Subtotal	29,120	—	(10)	29,110	10,735	—	18,375
Level 2 (2):
U.S. government agency securities	27,335	—	(10)	27,325	—	—	27,325
Total	$71,360	$—	$(20)	$71,340	$24,339	$1,301	$45,700

	December 31, 2017
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,783	$—	$—	$6,783	$5,370	$1,413	$—
Level 1 (1):
Money market funds	11,187	—	—	11,187	11,187	—	—
U.S. treasury securities	1,991	—	—	1,991	—	—	1,991
Subtotal	13,178	—	—	13,178	11,187	—	1,991
Level 2 (2):
U.S. government agency securities	47,594	—	(42)	47,552	—	—	47,552
Total	$67,555	$—	$(42)	$67,513	$16,557	$1,413	$49,543

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of September 30, 2018, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and nine months ended September 30, 2018 and 2017. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of September 30, 2018. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock, all of which remain outstanding at September 30, 2018. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock, all of which remain outstanding at September 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of September 30, 2018, borrowings of $19.0 million attributable to Term Loans A, B, and C remain outstanding. Interest expense of $1.2 million and $1.3 million was recorded during the nine months ended September 30, 2018 and 2017, respectively. The Company incurred lender and third party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three and nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Gross proceeds	$19,000	$28,500
Debt discount and debt issuance costs (1)	1,381	(350)
Carrying value	20,381	28,150
Current portion of loans payable, net	12,528	12,425
Loans payable, net	$7,853	$15,725

(1)

The accretion of the final fee payment is presented as part of Debt discount and debt issuance costs, a component of loans payable, as of September 30, 2018 and as other long-term liabilities as of December 31, 2017.

5. Stockholders’ Equity

Equity Offerings

On December 14, 2015, the Company entered into an ATM sales agreement, or the Prior ATM Agreement, with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In the nine months ended September 30, 2018, the Company issued and sold 11,388,037 shares of common stock under the Prior ATM Agreement at a weighted average price per share of $1.80. The net offering proceeds to the Company in 2018 for sales under the Prior ATM were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685) was declared effective by the SEC. Accordingly, as of September 30, 2018, there was no remaining capacity available under this ATM facility.

On June 15, 2018, the Company entered into a new ATM sales agreement with Cowen to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. Sales of the shares are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company is required to pay Cowen a commission of up to three percent of the gross sales proceeds and has provided Cowen with customary indemnification rights. During the third quarter of 2018, 8,491,507 shares were sold under this ATM sales agreement at a weighted average price per share of $1.60. The net offering proceeds to the Company were approximately $13.2 million after deducting related expenses, including commissions. As of September 30, 2018, there was approximately $36.4 million of available capacity under this ATM facility.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$208	$533	$952	$1,974
General and administrative	526	1,124	2,567	3,370
Total stock-based compensation	$734	$1,657	$3,519	$5,344

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2017	8,624,223	$5.22	7.17
Granted	3,191,375	1.79
Exercised	(132,952)	0.63
Forfeited/Cancelled	(3,106,588)	4.82
Balance, September 30, 2018	8,576,058	$4.15	7.80
Vested or expected to vest at September 30, 2018	8,576,058	$4.15	7.80
Exercisable at September 30, 2018	3,528,508	$5.19	6.30

The intrinsic value of the options exercisable as of September 30, 2018 was $0.4 million, based on the Company’s closing stock price of $2.12 per share and a weighted average exercise price of $5.19 per share. At September 30, 2018, there was $8.1 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.16 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2018 and 2017 was estimated at $1.18 and $2.68 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2018	2017
Expected term of options (in years)	5.8	6.2
Risk-free interest rate	2.7%	2.0%
Expected volatility	74.9%	75.6%
Dividend yield	0%	0%

Shares Available for Future Grant

At September 30, 2018, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2017	991,613	293,000
Authorized	2,492,431	—
Granted	(2,869,375)	(322,000)
Forfeited/Cancelled	2,987,088	119,500
Available at September 30, 2018	3,601,757	90,500

Shares Reserved for Future Issuance

At September 30, 2018, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	8,166,558
Shares available for future grant under 2013 Plan	3,601,757
Stock options outstanding under Inducement Plan	409,500
Shares available for future grant under Inducement Plan	90,500
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	12,617,212

6. Commitments and Contingencies

Legal Proceedings

As of September 30, 2018, the Company was not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows. See Note 12 for additional information.

7. Licensing Arrangements

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone of up to $0.5 million if oliceridine is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, Trevena also granted Pharmbio an option to manufacture oliceridine, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

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

See Note 8 for accounting analysis under ASC 606.

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, Trevena also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

Alliance Revenue

Alliance revenue for the three and nine months ended September 30, 2018 represents revenue from contracts with customers in licensing arrangements accounted for in accordance with ASC 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2 and Note 7. There was no previously recorded Alliance revenue.

For the three and nine months ended September 30, 2018, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Pharmbio Korea Inc.	$3,000	$3,000
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	2,500
	$3,000	$5,500

Revenue related to the Pharmbio agreement was recognized in the third quarter of 2018, when the Company satisfied its performance obligation in July 2018. Revenue related to the upfront payments received from Nhwa was recognized in the second quarter of 2018, once the related performance obligation was satisfied in June 2018. Both of these performance obligations were satisfied once the Company had transferred the license and know-how and each party could begin to benefit from the transfer. The Company determined that participation in the Joint Development Committees and Joint Manufacturing and Commercialization Committees were deemed immaterial in the context of the contract. There was no Alliance revenue activity in 2017.

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

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(4,483)	$(15,999)	$(22,808)	$(57,145)
Net loss attributable to common stockholders	$(4,483)	$(15,999)	$(22,808)	$(57,145)
Weighted average common shares outstanding	77,445,675	60,113,327	70,604,827	58,475,079
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.27)	$(0.32)	$(0.98)

The following outstanding securities at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2018	2017
Options outstanding	8,576,058	9,434,677
Warrants	123,091	123,091
Total	8,699,149	9,557,768

10. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, December 31, 2017	$(42)
Net unrealized gain on marketable securities	22
Balance, September 30, 2018	$(20)

There were no reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2018 and 2017. There was no tax effect during the three and nine months ended September 30, 2018 and 2017.

11. Restructuring Charges

On October 11, 2017, upon the approval of the Company's Board of Directors, the Company announced a restructuring and reduction in force of approximately 30% of the Company's workforce, or 21 employees. As part of this restructuring, the Company also halted its investment in early stage research. The Company incurred pre-tax restructuring charges of $1.8 million during the year ended December 31, 2017, primarily related to severance and personnel related costs in addition to lease termination payments. As of December 31, 2017, the Company’s restructuring liability totaled $1.1 million. During the three and nine months ended September 30, 2018, the Company made severance payments totaling $0.1 million and $1.0 million, respectively. As of September 30, 2018, the Company’s restructuring liability totals $0.1 million, which has been recorded within accrued expenses on the Company’s balance sheet.

12. Subsequent Events

Complete Response Letter

On November 2, 2018, the Company announced that it has received a CRL from the FDA regarding the NDA for oliceridine. In the CRL, the FDA requested additional clinical data on QT prolongation and indicated that the submitted safety database is not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. The Company plans to schedule a meeting with the FDA to discuss the items identified in the CRL.

Restructuring

On November 8, 2018, upon the approval of the Company's Board of Directors, the Company announced a workforce restructuring of approximately one-third of the Company's workforce, or 14 employees, as well as other cost saving initiatives intended to lower the Company's annualized net operating cash burn. The Company expects the restructuring to be complete by December 31, 2018. The Company has determined that the total costs related to the restructuring are approximately $1.3 million, all of which is expected to result in future cash outlays, primarily related to severance costs and related expenses. The Company will record these charges in the fourth quarter of 2018.

Sublease

On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease 40,565 square feet of space currently rented by the Company in Chesterbrook, PA, for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L. P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

Class Action Complaints

On October 10, 2018, the Company and certain of its former executives were sued in a purported class action filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 15, 2018 and November 5, 2018, two substantially similar lawsuits were filed against the Company and certain former and current executives in the same court. The plaintiffs allege that the Company and the former executives made false and misleading statements in violation of federal securities laws regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. The Company believes that the lawsuits are without merit, and it intends to vigorously defend itself against the allegations.

Management

On October 1, 2018, Maxine Gowen, Ph.D. retired as the Company’s President and Chief Executive Officer and Carrie L. Bourdow was named as President and Chief Executive Officer. Dr. Gowen is continuing to serve on the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10‑Q and with our audited financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission, or SEC, on March 7, 2018. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G protein biased ligand of the μ opioid receptor, for the management of moderate-to-severe acute pain where intravenous, or IV, administration is preferred. In February 2017, we announced positive top-line results from our Phase 3 APOLLO-1 and APOLLO-2 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. In July 2017, we announced that we had completed enrollment in the Phase 3 open-label ATHENA safety study to support the new drug application, or NDA, for oliceridine. In the study, 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In January 2018, we announced that the United States Food and Drug Administration, or FDA, had accepted the NDA we submitted for oliceridine. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on QT prolongation and indicated that the submitted safety database is not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. We plan to schedule a meeting with the FDA to discuss the items identified in the CRL

•

TRV250: We are developing TRV250, a G protein biased ligand targeting the δ-receptor, as a compound with a potential first-in-class, non-narcotic mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the δ-receptor, we believe it will not have the addiction liability of conventional opioids or other μ-opioid related adverse effects like those seen with morphine or oxycodone. In June 2018, we announced the successful completion of our first-time-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients, subject to available funds.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2018, we had an accumulated deficit of $380.3 million. Our net loss was $22.8 million and $57.1 million for the nine months ended September 30, 2018 and 2017, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250 or TRV734.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, seek regulatory approval for, and prepare for commercialization of our product candidates and repay our outstanding loan obligations. To secure approval of oliceridine, we may be required to conduct additional clinical studies. The amount and timing of such studies are unknown. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Restructuring

On November 8, 2018, upon the approval of our Board of Directors, we announced a workforce restructuring of approximately one-third of our workforce, or 14 employees, as well as other cost saving initiatives intended to lower our annualized net operating cash burn. We expect the restructuring to be complete by December 31, 2018. We have determined that the total costs related to the restructuring are approximately $1.3 million, all of which is expected to result in future cash outlays, primarily related to severance costs and related expenses. We will record these charges in the fourth quarter of 2018.

Sublease

On October 11, 2018, we entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease 40,565 square feet of space currently rented by us in Chesterbrook, PA, for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 of the sublease and thereafter, $1.00 less than the base rent payable by us under our master lease with Chesterbrook Partners, L. P. Vanguard also is responsible for paying to us all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

Class Action Complaints

On October 10, 2018, Trevena and certain of our former executives were sued in a purported class action filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 15, 2018 and November 5, 2018, two substantially similar lawsuits were filed against us and certain former and current executives in the same court. The plaintiffs allege that we and our former executives made false and misleading statements in violation of federal securities laws regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. We believe that the lawsuits are without merit, and it intends to vigorously defend ourself against the allegations.

Management

On October 1, 2018, Maxine Gowen, Ph.D. retired as our President and Chief Executive Officer and Carrie L. Bourdow was named as President and Chief Executive Officer. Dr. Gowen is continuing to serve on our Board of Directors.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), or the lenders, pursuant to which they agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. On December 23, 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although those triggers were not attained, in December 2016, we and the lenders modified the terms and conditions under which we could exercise an option to draw $10.0 million of Term Loan C. In March 2017, we borrowed the Term Loan C tranche of $10.0 million.

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue until the loan matures on March 1, 2020. As of September 30, 2018, $19.0 million remains outstanding under the credit facility. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of September 30, 2018. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock, all of which remain outstanding as of September 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock, all of which remain outstanding as of September 30, 2018. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

For stock options granted to employees and directors, we recognize compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock awards to employees, the fair value is based on the closing price of the Company's common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. In connection with the early adoption of ASU 2016-09 in the quarter ended December 31, 2016, we elected an accounting policy to record forfeitures as they occur.

See Note 5, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black‑Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock‑based compensation plan for all years presented.

Revenue

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Revenue	$3,000	$—	$3,000	$5,500	$—	$5,500
Operating expenses:
General and administrative	3,908	5,232	(1,324)	14,906	14,496	410
Research and development	3,350	10,181	(6,831)	13,076	41,776	(28,700)
Restructuring	—	—	—	64	—	64
Total operating expenses	7,258	15,413	(8,155)	28,046	56,272	(28,226)
Loss from operations	(4,258)	(15,413)	11,155	(22,546)	(56,272)	33,726
Other income (expense):
Change in fair value of warrant liability	(7)	(2)	(5)	(3)	53	(56)
Net gain (loss) on asset disposals	32	—	32	148	1	147
Miscellaneous income	—	—	—	1,428	628	800
Interest income	268	167	101	693	505	188
Interest expense	(515)	(732)	217	(1,790)	(2,041)	251
Gain (loss) on foreign currency exchange	(3)	(19)	16	7	(19)	26
Total other income	(225)	(586)	361	483	(873)	1,356
Loss before income tax expense	(4,483)	(15,999)	11,516	(22,063)	(57,145)	35,082
Foreign income tax expense	—	—	—	(745)	—	(745)
Net loss attributable to common stockholders	$(4,483)	$(15,999)	$11,516	$(22,808)	$(57,145)	$34,337

Revenue

The revenue recognized primarily relates to the upfront payments received at inception of the licensing agreements.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, commercial, and other administrative areas, including stock‑based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, market research, consulting, and accounting services.

General and administrative expenses decreased by $1.3 million, or 25%, for the three months ended September 30, 2018, as compared to the same period in 2017, primarily related to a decrease in stock-based compensation expense and a decrease in facilities-related expenses associated with the early termination of our King of Prussia lease in the third quarter of 2017. General and administrative expenses increased by $0.4 million, or 3%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily related to employee separation payments and increased rent and related expenditures associated with the relocation of our corporate headquarters to Chesterbrook, Pennsylvania, in July 2017, partially offset by decreases in stock-based compensation expense and marketing expenditures.

Research and development expense

Research and development expenses consist primarily of costs incurred for research and the development of our product candidates, including costs associated with the regulatory approval process. In addition, research and development expenses include salaries and related costs for our research and development personnel and stock-based compensation expense and travel expenses for such individuals.

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

Research and development expenses decreased by $6.8 million and $28.7 million, or 67% and 69%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Personnel-related costs	$1,559	$3,273	$5,968	$10,448
Oliceridine	1,536	4,733	4,964	25,159
TRV027	—	26	33	138
TRV250	106	750	1,577	2,091
Other research and development	149	1,399	553	3,940
	$3,350	$10,181	$13,095	$41,776

The decrease in research and development expenses in 2018 was primarily attributable to the completion of the oliceridine Phase 3 clinical program in 2017, and to a decrease in expenditures resulting from the October 2017 restructuring and reduction in force and associated decrease in research and laboratory-related costs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At September 30, 2018, we had an accumulated deficit of $380.3 million, working capital of $54.7 million, cash and cash equivalents of $24.3 million, restricted cash of $1.3 million, and marketable securities of $45.7 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(19,675)	$(59,448)
Investing activities	3,575	24,002
Financing activities	23,770	29,468
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,670	$(5,978)

Net cash used in operating activities

Net cash used in operating activities was $19.7 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $22.8 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $59.4 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $57.1 million and a decrease in accounts payable and accrued expenses of $8.8 million, primarily associated with the completion of the oliceridine Phase 3 clinical program. Changes in accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash provided by investing activities

Net cash provided by investing activities was $3.6 million for the nine months ended September 30, 2018 and $24.0 million for the nine months ended September 30, 2017. Investing activities in both periods consisted primarily of purchases and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $23.8 million for the nine months ended September 30, 2018, which was primarily due to net proceeds of $33.3 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $9.5 million.

Net cash provided by financing activities was $29.5 million for the nine months ended September 30, 2017, which was primarily due to net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C and net proceeds of $19.2 million from the sale of common stock through our ATM sales facility with Cowen.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to address the items in the oliceridine CRL, including possibly conducting additional clinical studies, and continuing clinical development of TRV250. Over the next twelve months, we anticipate that our total operating expenses will decrease as compared to the previous twelve months as a result of the November 2018 restructuring.

We believe that our cash and cash equivalents and marketable securities as of September 30, 2018, together with interest thereon, and after giving effect to the restructuring described above, to be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the oliceridine CRL. However, at this time, we have not yet met with the FDA to discuss the oliceridine CRL and refine the scope of additional activities that may be required for us to resubmit the oliceridine NDA. As such, our assessment of these costs and activities may change in the future. Following our meeting with FDA, we will continue to evaluate the activities necessary to secure approval of oliceridine and update our anticipated operating expenses and cash forecasts, as necessary. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In June 2018, we filed a $175.0 million shelf registration statement that includes a $50.0 million ATM sales facility with Cowen acting as our sales agent. As of September 30, 2018, there was approximately $36.4 million of available capacity under this ATM facility. We may offer and sell shares of our common stock under the existing registration statement (including under our ATM facility) or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
•	the number and development requirements of any other product candidates that we may pursue;
•	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for oliceridine;

•	the costs, timing, and outcome of any regulatory review of oliceridine and any future product candidates, both in the United States and in territories outside the United States;
•

the costs, timing, and extent of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	any product liability or other lawsuits, including the recently filed class action complaints, related to our products or our Company;
•	the expenses needed to attract and retain skilled personnel;
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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of September 30, 2018 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations(1)	$13,434	$958	$2,716	$2,814	$6,946
Loans payable	19,000	12,667	6,333	—	—
Purchase Obligations	2,312	2,312	—	—	—
Total	$34,746	$15,937	$9,049	$2,814	$6,946

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space in Chesterbrook, Pennsylvania. Future rent streams of $1.0 million to be collected in less than one year and $2.3 million to be collected between one and three years are not offset against operating lease obligations.

(2)	Purchase obligations related to purchase orders for commercial supply batches of oliceridine.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to Alliance revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $24.3 million and marketable securities of $45.7 million at September 30, 2018, consisting primarily of funds in cash, money market funds, U.S. Treasury and U.S. government agency securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10‑Q.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2018, the Company and certain of its former executives were sued in a purported class action filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 15, 2018 and November 5, 2018, two substantially similar lawsuits were filed against the Company and the former executives in the same court.  The plaintiffs allege that the Company and the former executives made false and misleading statements in violation of federal securities laws regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. The Company believes that the lawsuits are without merit, and it intends to vigorously defend itself against the allegations.

Except as described above, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

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

Since inception, we have incurred significant operating losses. Our net loss was $22.8 million for the nine months ended September 30, 2018, and $71.9 million, $103.0 million, and $50.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $380.3 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

•

conduct any additional clinical trials of oliceridine that may be required by the FDA as part of the Complete Response Letter, or CRL, and/or conduct clinical trials for TRV250, our δ‑receptor product candidate;

•	seek to identify additional product candidates;
•	conduct clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses, whether we will have sufficient funding available to or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently anticipated as a result of the CRL, or if there are any delays in completing our clinical trials, making necessary regulatory filings, or the development of any of our product candidates, our expenses could increase. Absent substantial additional fundraising, the level and extent of our clinical and, if approved, commercial efforts may lead to a delay in our ability to achieve profitability.

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

We estimate that our cash and cash equivalents and marketable securities as of September 30, 2018, together with interest thereon, and after giving effect to the restructuring described herein, to be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in our financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders. In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

The extent of our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including oliceridine and TRV250;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	our ability to enter into collaborative agreements for the development and commercialization of our product candidates, including oliceridine;
•	any product liability or other lawsuits related to our products or operations;
•	the expenses needed to attract and retain skilled personnel; and
•

the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside the United States.

Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success or meet our expectations. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Select, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. Recently, our common stock has traded at closing bid prices below $1.00. If our common stock trades at closing bid prices below $1.00 for a period in excess of 30 consecutive business days, or if we are unable to satisfy any other continued listing requirement, Nasdaq may take steps to delist our common stock. We would then evaluate our options to restore compliance with the applicable continued listing requirement, which options may include pursuing a reverse stock split to restore compliance with the $1.00 minimum closing bid price requirement. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to timely commercialize, or to commercialize at all, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing these product candidates and will significantly limit our ability to generate revenue in the future. To date, we have not received approvals to market any of our product candidates from regulatory authorities in any jurisdiction, and in the United States have received a CRL related to the NDA for oliceridine, and we may never be successful in obtaining any such approvals. It also is possible that FDA may rescind the Breakthrough Therapy designation previously awarded to oliceridine.

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

Risk Evaluation and Mitigation Strategy, or REMS, are imposed by the FDA to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Our µ opioid receptor product candidates and our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to health care professionals or elements to assure safe use such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that may be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

If approved by FDA, our µ opioid receptor targeted product candidates, including oliceridine, are likely to be classified as controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

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

Various states also independently regulate controlled substances. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post‑approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post‑marketing information and reports, registration, and listing requirements, current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	our ability to provide data and information to FDA to sufficiently address the items identified in the CRL to allow for the future approval of oliceridine;
•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post‑marketing studies or clinical trials;
•	warning letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development, submitted an NDA to the FDA and have received a CRL. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of nonclinical studies and clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
•	making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community, and third party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following approval.

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

Across the Phase 3 clinical development program for oliceridine, there were three suspected unexpected serious adverse reactions, or SUSARs, reported to the FDA: one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In addition, in the thorough QT study we conducted as part of the development of oliceridine, we observed no concentration-related effects of oliceridine on QT, but we did observe a small QT prolongation, crossing the threshold of regulatory concern at the supratherapeutic dose. In our Phase 3 program, we included ECG monitoring to capture any potential delayed effects of oliceridine on the QT interval. While the data we collected in these studies did not show any oliceridine-specific effects on QT and there were not any clinical sequelae associated with a prolonged QT interval, the FDA indicated in the oliceridine CRL that they would like to see additional clinical data related to QTc. If we ultimately conduct an additional study to gather this data, we cannot assure you that the results of such study will not show any oliceridine-specific effects on the QT interval, that there will not be any clinical sequelae associated with any prolonged QT interval, or that the study itself and the results obtained will address the FDA’s concerns sufficiently to allow for the future approval of oliceridine.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	our ability to offer the product for sale profitably and at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the level and extent of sales, marketing, and distribution support;
•	the availability of third party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved; and
•	any restrictions on the use of our products, both on their own and together with other medications.

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

There are a number of factors that may inhibit our efforts to commercialize our products on our own, including:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel or to outsource these tasks to a third party;
•	the inability of sales personnel to obtain access to physicians or other relevant personnel or educate adequate numbers of physicians or others on the benefit of our future products;
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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. If approved, oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, DYLOJECT™ (IV diclofenac), and marketed by Hospira. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. recently received approval for sufentanil oral nanotabs in hand‑held dispensers (DSUVIA™) and is developing ZALVISO™. Innocoll Holdings plc, and Heron Therapeutics Inc. have proprietary long‑acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with µ‑opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of the generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our nonclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We have no internal manufacturing capabilities and do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacture, if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired

.

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

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

In the future, we expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the future, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Other Risks Related to our Business

In the future, we may conduct a substantial portion of the clinical trials for our product candidates outside of the United States and, if approved, we intend to seek to market our product candidates abroad through third party collaborators. Accordingly, we will be subject to the risks of doing business outside of the United States.

In the future, we may conduct a substantial portion of our clinical trials outside of the United States and, if approved, we intend to seek to market our product candidates outside of the United States. We are thus subject to risks associated with doing business outside of the United States. With respect to our product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including:

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

Although our common stock is listed on the Nasdaq, we cannot assure you that an active, liquid trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for you to sell shares quickly or without depressing the market price for the shares or to sell your shares at all.

The trading price of the shares of our common stock has been and may continue to be volatile, and you may not be able to resell some or all of your shares at a desired price.

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $0.71 per share as of November 2, 2018.

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

We are subject to securities class action litigation.

As described in “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, on October 10, 2018, Trevena and certain of our former executives were sued in a purported class action filed in the U.S. District Court for the

Eastern District of Pennsylvania. On October 15, 2018 and November 5, 2018, two substantially similar lawsuits were filed against us and certain former and current executives in the same court. The plaintiffs allege that we and our former executives made false and misleading statements in violation of federal securities laws regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. We believe that the lawsuits are without merit, and we intend to vigorously defend ourself against the allegations. Such litigation could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business. These factors may materially and adversely affect the market price of our common stock.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of September 30,

2018, we had federal net operating loss carryforwards of approximately $61.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

10.1

Executive Employment Agreement dated as of October 1, 2018 by and between Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 1, 2018).

10.2#	Fourth Amendment and Consent to Loan and Security Agreement dated as of October 11, 2018 by and between Oxford Finance LLC, Pacific Western Bank, and Trevena, Inc.

10.3#	Sublease Agreement dated as of October 11, 2018 by and between The Vanguard Group, Inc. and Trevena, Inc.

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to September 30, 2018, (iv) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#Filed herewith.

EXHIBIT INDEX

Exhibit Number	Description

10.2	Fourth Amendment and Consent to Loan and Security Agreement dated as of October 11, 2018 by and between Oxford Finance LLC, Pacific Western Bank, and Trevena, Inc.

10.3*	Sublease Agreement dated as of October 11, 2018 by and between The Vanguard Group, Inc. and Trevena, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Statement of Stockholders’ Equity for the period from January 1, 2018 to September 30, 2018, (iv) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: November 8, 2018

TREVENA, INC.

By:	/s/ JOHN P. HAMILL
John P. Hamill
Vice President, Finance