Form 10-K
period 2018-12-31
TREVENA INC
filed 2019-03-13
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26‑1469215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
955 Chesterbrook Blvd., Suite 110, Chesterbrook, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 354‑8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☒

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $99.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2018. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2018.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2019 was 92,353,638.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Form 10‑K.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K (this “Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. The forward‑looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward‑looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward‑looking statements. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward‑looking statements include statements about:

•	any ongoing or planned clinical trials and preclinical studies for our product candidates;
•	the extent of future clinical trials potentially required by the FDA for our product candidates;
•	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
•	our plans to develop and potentially commercialize our product candidates;
•	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
•	our sales, marketing and manufacturing capabilities and strategies;
•	our intellectual property position;
•	ongoing litigation; and
•	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

PART I

ITEM 1.   BUSINESS

Overview

Trevena, Inc. is a biopharmaceutical company focused on the development and commercialization of innovative treatment options that target and treat diseases affecting the central nervous system, or CNS. Unless the context otherwise requires, we use the terms “Trevena,” “company,” “we,” “us,” and “our” to refer to Trevena, Inc.

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G protein biased mu-opioid receptor, or MOR, ligand, for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where intravenous, or IV, administration of opioids is warranted. We have completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also have completed a Phase 3 open-label safety study (ATHENA) in which 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We have submitted a detailed protocol and analysis plan to the FDA and, following receipt of FDA feedback, anticipate initiating the study in the first half of 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.

•

TRV250: We are developing TRV250, a G protein biased delta-opioid receptor, or DOR, as a compound with a potential first-in-class, novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like those seen with morphine or oxycodone. In June 2018, we announced the successful completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients.

•

TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance therapy for patients with opioid use disorder. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of opioid use disorder. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

We also are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. We anticipate beginning investigational new drug, or IND, enabling work in 2019, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Our Pipeline

Oliceridine Injection

Oliceridine is a G protein biased MOR ligand in development for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where IV opioid therapy is warranted. It is an NCE with a novel mechanism of action at the MOR that enables more selective targeting of newly discovered pathways with the potential for fewer side effects.

Disease and treatment options

The typical treatment paradigm in the United States for the management of moderate‑to‑severe acute pain is to initiate injectable (IV) pain medication in the preoperative or immediate postoperative period to provide rapid and effective pain relief. Conventional IV opioid analgesics, such as morphine, fentanyl, and hydromorphone, have been core components of pain management protocols in the immediate postoperative period. The clinical effectiveness of conventional opioid agonists is limited by severe dose dependent side effects such as respiratory depression, nausea, vomiting, and constipation, which can be exacerbated by accumulation of active metabolites and by reduced renal clearance in patients with impaired kidney function. Currently available IV opioid options offer either fast onset with short duration of action (e.g. IV fentanyl), or slower onset with longer duration (e.g. IV morphine). These pharmacokinetic and pharmacodynamic, or PK/PD, profiles create some practical challenges for healthcare providers in certain clinical practice situations.

Injectable non‑opioid analgesics are often used together with IV opioids in so-called multimodal protocols for post‑surgical pain management; however, these drugs, such as IV non‑steroidal anti‑inflammatory drugs, or NSAIDs, IV acetaminophen, or local anesthetics such as bupivacaine, have their own potential for cardiovascular, hepatic and gastrointestinal side effects. In addition, none of these non‑opioid analgesic approaches offers great enough efficacy to manage severe acute pain as a monotherapy in many patients. We believe that there remains significant unmet need for a highly effective IV opioid analgesic agent with an improved safety, tolerability, and/or PK/PD profile.

Clinical development

We are developing oliceridine for the management of moderate‑to‑severe acute pain in hospitals or other controlled clinical settings where IV administration is warranted. In the future, we also may explore other formulations, such as transmucosal administration for breakthrough pain in additional, separate clinical trials.

Below is a summary of the clinical development work undertaken for oliceridine.

ATHENA Phase 3 Open Label Safety Study

We conducted a Phase 3, open label, multicenter study evaluating the safety and tolerability of oliceridine in patients with moderate-to-severe pain caused by surgery or medical conditions. The trial was designed to model real-world use, including the use of multi-modal analgesia. Patients were treated with oliceridine on an as-needed basis via IV bolus, patient-controlled analgesia, or PCA, or both, as determined by the investigator. The primary objective was to assess the safety and tolerability of oliceridine. Pain intensity was measured as a secondary endpoint.

In the ATHENA study, 768 patients were treated with oliceridine. The most common procedures were orthopedic, gynecologic, colorectal, and general surgeries. Patients at elevated risk of opioid-related adverse events were well represented; more than 30% of patients were 65 years or older, and approximately 50% of patients were obese, with body mass index (BMI) >30 kg/m2. Only 2% of patients discontinued for adverse events, and 4% of patients discontinued for lack of efficacy. The most common adverse events were nausea, constipation, and vomiting, with prevalence lower than in the APOLLO studies. Adverse event rates associated with oliceridine administered by PCA and as-needed bolus dosing were similar, supporting the potential use of oliceridine in both administration paradigms.

APOLLO 1 and APOLLO 2 Phase 3 Studies

We have conducted two pivotal efficacy trials evaluating oliceridine in patients with moderate-to-severe acute pain: the APOLLO 1 study, which evaluated pain for 48 hours following bunionectomy, and the APOLLO 2 study, which evaluated pain for 24 hours following abdominoplasty. In February 2017, we announced positive top line results from the APOLLO 1 and APOLLO 2 studies. In both studies, all dose regimens achieved the primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.

The APOLLO 1 and APOLLO 2 studies were both Phase 3, multicenter, randomized, double-blind, placebo- and active-controlled studies of oliceridine. During the study period, a loading dose of placebo, morphine (4 mg), or oliceridine (1.5 mg) was administered first, and then patients used a PCA button to dose themselves as often as every 6 minutes with the same study drug: 1 mg morphine, or 0.1 mg, 0.35 mg, or 0.5 mg oliceridine. If PCA dosing was inadequate to control pain, patients could request supplemental study medication (2 mg morphine or 0.75 mg oliceridine, no more than once an hour). If the study medication regimen did not adequately manage pain, patients could opt for an NSAID rescue analgesic. Placebo loading, demand, and supplemental doses were volume-matched.

All endpoints were the same in both studies, except that dosing and pain assessment were for 48 hours in APOLLO 1 and 24 hours in APOLLO 2. Efficacy was measured by a responder analysis, which defined a responder as a patient who experienced at least a 30% reduction in their sum of pain intensity difference at the end of the treatment period without either early discontinuation (for lack of efficacy or safety/tolerability) or use of rescue medication. Non-inferior efficacy compared to morphine and superior efficacy compared to morphine were key secondary endpoints. Respiratory safety events were defined as clinically relevant worsening of respiratory status, including oxygen saturation, respiratory rate, or sedation. The product of the frequency and conditional duration of these events was reported as respiratory safety burden, a key secondary endpoint. Additional measures of respiratory safety included prevalence of oxygen saturation less than 90% and prevalence of supplemental oxygen use. Measures of gastrointestinal tolerability included use of rescue antiemetics, vomiting, and spontaneously reported nausea.

APOLLO 1 (bunionectomy)

•

All three oliceridine regimens (0.1 mg, 0.35 mg, and 0.5 mg on-demand doses) achieved the primary endpoint with statistically superior responder rates compared to placebo at 48 hours (p<0.0001, adjusted for multiplicity).

•

The 0.35 mg and 0.5 mg oliceridine dose regimens demonstrated efficacy comparable to morphine at 48 hours based on responder rate (both doses p<0.005 for non-inferiority to morphine). Both doses were also comparable to morphine for rates of rescue analgesic use.

•	Following the 1.5 mg initial loading dose, all oliceridine regimens demonstrated rapid onset with statistically significant efficacy within 5 minutes (p<0.05).
•

Oliceridine exhibited a dose-related trend of improved respiratory safety burden in all three oliceridine dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine). Consistent with this, in all dose regimens oliceridine showed dose-related trends of reduced respiratory safety events (P<0.05 for 0.1 mg and 0.35 mg regimens vs. morphine through the first 12 hours of dosing), prevalence of oxygen desaturation (O2<90%) and lower prevalence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for both measures).

•

Oliceridine exhibited less antiemetic use compared to morphine (p<0.05 for all oliceridine regimens vs. morphine). Consistent with this, oliceridine showed dose related trends of lower prevalence of nausea and vomiting in all three oliceridine regimens (p<0.05 for the 0.1 mg regimen vs. morphine).

APOLLO 2 (abdominoplasty)

•

All three oliceridine dose regimens achieved the primary endpoint with statistically superior responder rates compared to placebo at 24 hours (adjusted p<0.05 for the 0.1 mg regimen; adjusted p<0.001 for the 0.35 mg and 0.5 mg regimens).

•

The 0.35 mg and 0.5 mg oliceridine dose regimens demonstrated efficacy comparable to morphine at 24 hours based on responder rate (p<0.05 for non-inferiority of the 0.35 mg regimen vs. morphine). Both doses were also comparable to morphine for rates of rescue analgesic use.

•	Following the 1.5 mg initial loading dose, all oliceridine regimens demonstrated rapid onset with statistically significant efficacy within 5 to 15 minutes (p<0.05).
•

Oliceridine showed a dose-related trend of improved respiratory safety burden in all three oliceridine dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine). Consistent with this, for all dose regimens oliceridine showed dose-related trends of reduced respiratory safety events, prevalence of oxygen desaturation (O2<90%) and lower prevalence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for all measures).

•

Oliceridine showed a dose-related trend of less antiemetic use than morphine for all three oliceridine regimens (p<0.05 for the 0.1 mg oliceridine regimen vs. morphine). Consistent with this, oliceridine showed dose-related trends of lower prevalence of nausea and vomiting (p<0.05 for the 0.1 mg regimen vs. morphine for both nausea and vomiting; p<0.05 for the 0.35 mg regimen vs. morphine for vomiting).

In both studies, oliceridine was generally well-tolerated. The most common drug-related adverse events were nausea, vomiting, headache, and dizziness.

Phase 2b trial of oliceridine in acute postoperative pain following abdominoplasty

The aim of our Phase 2b clinical trial was to evaluate the efficacy, safety and tolerability of oliceridine in the management of postoperative pain using morphine as a benchmark, utilizing on demand dosing to reflect standard clinical practice. This Phase 2b trial was a randomized, double blind, placebo and active controlled trial of oliceridine in which we enrolled 200 patients with moderate-to-severe acute postoperative pain after abdominoplasty surgery. Two regimens of oliceridine were tested: the first consisted of a 1.5 mg intravenous loading dose with 0.1 mg self-administered on demand doses as often as every six minutes using a PCA device; the second consisted of a 1.5 mg loading dose with 0.35 mg on demand doses as often as every six minutes using a PCA device. A commonly used morphine PCA regimen also was tested, consisting of a 4 mg loading dose with 1 mg on demand doses as often as every six minutes. Placebo was administered as a loading dose and on demand doses were volume matched to the active regimens. Rescue medication consisting of ibuprofen or oxycodone was used in all groups.

In August 2015, we reported top line results from this trial. Oliceridine demonstrated statistically significant pain reduction compared to placebo and comparable efficacy to morphine. Oliceridine provided rapid reduction in average pain scores, consistent with the previous Phase 2 trial where oliceridine showed more rapid onset of meaningful pain relief than morphine. Rescue analgesic use was similar for both oliceridine and morphine, and less than half the rate of rescue analgesic use for placebo. In this study, the oliceridine groups had a significantly lower prevalence (percentage of patients) of hypoventilation events (a measure of respiratory safety), nausea, and vomiting than the morphine group. The most frequently reported adverse events, associated with oliceridine were nausea, vomiting, hypoventilation and headache. Opioid related adverse events were generally less frequent in the oliceridine groups compared to morphine. No drug related serious adverse events were reported in the study.

Phase 2a/b trial of oliceridine in acute postoperative pain following bunionectomy

The aim of our Phase 2a/b clinical trial was to evaluate the efficacy and tolerability of oliceridine in the management of postoperative pain using morphine as a benchmark, using fixed dose and dose interval to characterize the performance of oliceridine. The trial was a multicenter, randomized, double blind, placebo and active controlled, multiple dose, adaptive trial in 333 women and men undergoing a primary unilateral first metatarsal bunionectomy surgery at four sites in the United States. Patients were randomized after surgery to receive oliceridine, morphine or placebo to manage their pain. Pain intensity was measured using validated numeric rating scales ranging from ten (most severe pain) to zero (no pain) at multiple time points up to 48 hours. Based on these scales, analgesic efficacy was assessed with a time weighted average change in pain score over 48 hours—a well-established measure of changes in the intensity of pain over time and an FDA recommended endpoint for pain studies.

In November 2014, we announced top line data from this trial. At doses of 2 mg and 3 mg of oliceridine administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrated proof of concept for oliceridine. Over the 48-hour trial period, the 3 mg dose of oliceridine administered every three hours also showed statistically superior analgesic efficacy compared to the 4 mg dose of morphine administered every four hours. Additionally, in the first three hours of dosing, when pain was most severe, the 1 mg, 2 mg, and 3 mg doses of oliceridine demonstrated superior analgesic efficacy in the trial compared to placebo, and the 2 mg, and 3 mg doses of oliceridine demonstrated superior analgesic efficacy compared to the 4 mg dose of morphine.

There were no serious adverse events reported in the trial. Both the 2 mg and 3 mg doses of oliceridine showed overall tolerability over the 48-hour trial period similar to that of the 4 mg dose of morphine administered every four hours. The most frequently reported adverse events associated with oliceridine were dizziness, headache, somnolence, nausea, vomiting, flushing and itching. Adverse effects were generally dose related.

Phase 1 clinical studies of oliceridine

We also have completed a number of Phase 1 clinical studies of oliceridine. These included two single ascending dose studies of oliceridine given as a 60-minute continuous infusion or a 2-minute bolus infusion that showed dose related increases in plasma exposure and pupil constriction, a biomarker for CNS opioid activity across a range of doses that were generally well tolerated.

In 2013, we completed a Phase 1b proof of concept exploratory trial in healthy male subjects. The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of a single dose of oliceridine as compared to a single 10 mg dose of morphine. We used a well-established evoked pain model, the cold pain test, to evaluate the analgesic effects of oliceridine by measuring the time to hand removal, or latency, from a temperature controlled cold water bath. At both the 3.0 mg and 4.5 mg doses, oliceridine showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p value of less than 0.05 at the ten- and thirty-minute time points after dosing. The durability of the analgesic effect was similar to morphine. In addition, the time to peak effect was more rapid than that for morphine. Overall, oliceridine was well tolerated in the trial. Subjects receiving oliceridine showed less severe nausea and less frequent vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. Oliceridine also showed less respiratory depression compared to morphine over 4 hours.

In October 2014 we completed an adaptive, multiple ascending dose study of oliceridine in more than 50 healthy subjects. The safety, tolerability, pharmacokinetic and pharmacodynamics results of this study were consistent with the early Phase 1 studies described above. Recently, we also successfully completed an absorption, distribution, metabolism, and excretion study, with results consistent with the lack of known active oliceridine metabolites. We also completed a thorough QT study, a renal impairment study which showed no evidence of altered PK/accumulation in patients with renal failure compared to healthy patients, and a human abuse liability study which showed that oliceridine had similar abuse liability as IV morphine when administered at a comparably analgesic dose. In addition, we have completed a study in patients with underlying hepatic impairment, which showed that less frequent oliceridine dosing may be required in patients with severe hepatic impairment.

Regulatory

In late 2017, we submitted the NDA for oliceridine to the FDA and on November 2, 2018, the FDA issued a CRL related to the NDA. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling at a maximum daily dose of 40 mg. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that the submitted safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We have submitted a detailed protocol and statistical analysis plan to the FDA for the healthy volunteer study and, following receipt of FDA feedback, anticipate initiating the study in the first half of 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.

In December 2015, the FDA granted Fast Track designation to oliceridine for the management of moderate to severe acute pain. The Fast Track program is designed to facilitate the development and review of drugs intended to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA.

In February 2016, based on the preliminary evidence from our Phase 2 clinical studies of oliceridine, the FDA granted Breakthrough Therapy designation to oliceridine for the management of moderate to severe acute pain. Breakthrough Therapy designation is granted by the FDA to new therapies intended to treat serious or life-threatening conditions and for which preliminary clinical evidence indicates that the drug may demonstrate substantial clinical improvement over available therapies. If granted, the FDA regularly reviews the Breakthrough Therapy designation for a product candidate to ensure that any additional clinical evidence continues to support this designation. In March 2019, based on its review of data from the Company’s Phase 3 studies of oliceridine, the FDA informed Trevena that under the conditions studied, these data were not sufficient to support the continuation of the FDA’s previously granted Breakthrough Therapy designation. The Company does not expect the absence of Breakthrough Therapy designation to impact the timing of the FDA’s review of the oliceridine new drug application following resubmission.

Commercialization

According to 2017 IQVIA hospital charge detail data, approximately 45 million patients in the United States were treated with an IV opioid in the hospital setting. The majority of doses of IV opioids administered were in the inpatient setting where approximately 15 million patients were treated with multiple doses for an average of one to two days. Patients treated in the hospital outpatient or ambulatory surgical centers may also receive one or two doses of IV opioids for postsurgical or medical pain. The Centers for Disease Control and Prevention, or CDC, has estimated that approximately 100 million surgical and invasive diagnostic procedures occur annually in the United States. Accordingly, if approved, we believe that there is a large potential commercial opportunity for oliceridine in the management of both surgical and medical acute pain in hospital and ambulatory surgical centers.

If oliceridine ultimately receives regulatory approval, we plan to commercialize it in the United States, either on our own or with a commercial partner. Outside the United States, we expect to continue to seek collaborators to commercialize oliceridine to offset risk and preserve capital.

To commercialize oliceridine in the United States, we intend to utilize a hospital-focused specialty sales force targeting surgeons, anesthesiologists, hospitalists, and other healthcare providers with acute post-surgical or medical pain management responsibility. While we believe that the greatest opportunity for oliceridine will ultimately be in the hospital inpatient setting where acute pain is typically more severe, the onset and duration of analgesia seen with oliceridine may be well suited to hospital outpatient and ambulatory surgical centers. Hospital trend data also indicates that ambulatory surgical procedures now outnumber and are growing faster than inpatient surgeries in the United States. Because many surgeons and anesthesiologists manage both inpatient and outpatient cases, we believe that early physician experiences with oliceridine in ambulatory surgery may support subsequent use in the inpatient setting.

We estimate that approximately 50% of the 15 million IV opioid treated hospital inpatients may be at increased risk of opioid-related adverse events such as respiratory depression or post-operative nausea and vomiting. We believe that many of these patients are elderly and have comorbid conditions, driving inpatient surgical complexity and length of stay. Population and hospital trend data indicates that these patient groups will continue to grow and be an area of focus for inpatient care. Managing these patients and adverse events results in a significant cost burden to the hospital system. Given these changing dynamics in the hospital marketplace and the increased emphasis on clinical and economic outcomes, we expect our commercialization plans to include health economic information framing the budget impact of oliceridine through a potential reduction in the adverse events seen with conventional IV opioids in these patients.

According to 2017 data from Symphony Health Solutions, approximately 1,200 U.S. hospitals are responsible for 70% of the annual volume of conventional IV opioid drugs prescribed. We expect to identify a subset of these hospitals that utilize high volumes of IV opioids in pain management and have rapidly adopted new branded analgesic agents in the past as the initial account targets for oliceridine at launch. We will work to secure Pharmacy and Therapeutics Committee approval and subsequent utilization of oliceridine at these hospitals.

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

For oliceridine, we have established commercial supply agreements for the manufacture of the API and finished (compounded, filled and packaged) drug product. Alcami Corporation, or Alcami, is contracted to supply 100% of our commercial API from its Germantown, WI manufacturing facility. We have existing commercial supply agreements with two separate companies for the supply of drug product. Alcami is contracted to supply commercial drug product from its facilities in Charleston, SC and Wilmington, NC and was included as part of our NDA submission. Pfizer CentreOne (formerly Hospira) is also contracted to supply commercial drug product from its facility in McPherson, KS, but was not included in our NDA submission. If approved, we anticipate that oliceridine will be classified as a Schedule II controlled substance. All third-party facilities throughout the supply chain have the appropriate licenses from the U.S. Drug Enforcement Administration, or DEA, for handling Schedule II controlled substances according to each of their respective contractual roles (manufacturing, testing, distribution, etc.).

Competition

If oliceridine is approved for IV management of moderate-to-severe acute pain, it will compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. Oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by

Cumberland Pharmaceuticals, and DSUVIA™ (sublingual sufentanil) marketed by AcelRx. Together with generic versions of IV NSAIDs such as ketorolac, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

We also are aware of a number of products in mid- and late-stage clinical development that are aimed at improving the treatment of moderate-to-severe acute pain and may compete with oliceridine. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a non-invasive PCA device containing sublingual sufentanil. Innocoll Holdings plc. and Heron Therapeutics Inc. have proprietary long acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted Κ opioid receptor agonist, which has been administered in combination with mu opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of generic opioid tramadol for moderate-to-severe acute pain.

Intellectual property

Our oliceridine patent portfolio is wholly owned by us. The portfolio includes four issued U.S. patents (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842, and 9,849,119), which claim, among other things, oliceridine, compositions comprising oliceridine, and methods of using oliceridine. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions, and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Eurasia, Europe, Hong Kong, Israel, Japan, and New Zealand, which claim among other things, oliceridine, compositions comprising oliceridine and methods of making or using oliceridine. The foreign portfolio also includes an application that has been allowed by the European Patent Office, which claim among other things, oliceridine, compositions comprising oliceridine and methods of using oliceridine. We have patent applications pending in the United States, Europe, Japan, Israel, South Korea, Brazil, Canada, and India. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV250

TRV250 is a G protein biased ligand targeting the delta receptor, with potential to be a first-in-class, novel mechanism for the treatment of acute migraine. We have completed a first-in-human Phase 1 trial of TRV250, which showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients.

Clinical development

We believe our preclinical data support targeting the delta receptor for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. Preclinical studies in beta-arrestin knockout mice suggest that beta-arrestin plays a role in seizures. TRV250 is a potent delta receptor ligand that selectively activates G protein coupling without engaging beta arrestin, leading to strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise outside the United States.

The Phase 1 study was a two part, randomized, single-blind, placebo-controlled, single ascending dose study to evaluate the safety, tolerability, and pharmacokinetics of subcutaneous and oral TRV250 in healthy adults. Part A assessed single subcutaneous doses in 38 subjects. Four cohorts of nine or ten subjects were randomized to receive a single dose of up to 30mg TRV250 or placebo. Part B consisted of a single cohort of nine subjects administered either TRV250 as a single 6 mg oral dose (either as a capsule in the fed state or a capsule in the fasted state, n=7) or placebo (as a capsule in the fed or fasted state, n=2).

Key findings of the study included:

•

Dose-related increases in plasma concentrations following subcutaneous administration of doses up to 30 mg, with rapid absorption in the first hour and duration of exposure appropriate for treating acute migraine;

•	Subcutaneous doses at and above 9 mg achieved plasma concentrations that were active in preclinical models of migraine;
•	Oral bioavailability similar to existing migraine medications, supporting continued development of TRV250 in oral and/or subcutaneous formulations;
•

No observed drug-associated electroencephalography changes, consistent with preclinical studies in which TRV250 avoided the seizure liability associated with previous CNS-active delta receptor agonists; and

•	No clinically significant changes in vital signs, laboratory values, or ECG parameters, and no severe or serious adverse events reported.

Based on the profile of TRV250, we believe it has the potential to be a first‑in‑class treatment option for treatment of migraine. According to Decision Resources, a healthcare consulting company, the acute migraine treatment market encompassed approximately 12 million drug‑treated patients in 2017 in the United States, representing approximately $1.5 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to, or cannot tolerate, the market‑leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

Competition

Triptans, a generic family of 5HT1B agonists, are the current standard treatment for acute treatment of migraine in the United States, and account for 70% of sales for this indication. Other less commonly prescribed acute treatments include ergot alkaloids, and analgesics such as opioids and NSAIDs. Various branded reformulations of triptan molecules have been launched, and we are aware of others in development. In May 2016, Avanir Pharmaceuticals, Inc. launched a dry powder nasal delivery formulation of sumatriptan, called ONZETRA™ Xsail™. RedHill Biopharma, Ltd. and IntelGenx Corp. resubmitted the 505(b)(2) NDA for RIZAPORT®, an oral thin film rizatriptan formulation, to the FDA in November 2018. Eli Lilly acquired Lasmiditan, a selective 5HT1F agonist, from Colucid Pharmaceuticals, Inc., and filed an NDA for drug in November 2018. Allergan (atogepant and ubrogepant) and Biohaven (rimegepant) both have small molecule oral anti-calcitonin gene-related peptide, or CGRP, antagonists in Phase 3 testing for the acute treatment of migraine.

Patients suffering from frequent or chronic migraine headaches may also use preventative agents to decrease the frequency and severity of migraines. Botox® is the historical gold standard migraine prophylactic, but certain anticonvulsants, such as topiramate, and beta-blockers, such as propranolol, have also been used. However, a new class of anti-CGRP antibody products are being marketed for preventative treatment of migraine: In 2018, Amgen and Novartis launched Aimovig (erenumab), Eli Lilly and Company launched Emgality (galcanezumab), and Teva Pharmaceutical Industries Limited launched Ajovy (fremanezumab); Alder BioPharmaceuticals Inc. is completing Phase 3 trials with its anti-CGRP antibody eptinezumab. Allergan also has migraine prevention trials underway for atogepant, an oral small molecule GGRP antagonist.

Intellectual property

Our TRV250 patent portfolio is wholly owned by us and includes one non-provisional patent application in the United States directed to compounds that modulate the delta receptor, which has been allowed, claiming, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. A patent that issues from this application is expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and New Zealand. Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions.

TRV734

TRV734 is a small molecule G protein biased ligand of the MOR that we discovered and have developed through Phase 1 as a first‑line, orally administered compound for the treatment of moderate-to-severe acute and chronic pain. Like oliceridine, TRV734 takes advantage of a well‑established mechanism of pain relief by targeting the MOR, but does so with enhanced selectivity for the G protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the beta‑arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. In addition, TRV734 may offer valuable benefits for another unmet medical need: the management of opioid dependence associated with opioid use disorder. In 2018, we announced that we are collaborating with NIDA to further evaluate TRV734 for this potential indication. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

Preclinical studies

TRV734 has shown a similar profile to oliceridine in in vitro and in vivo studies. It is highly selective for the MOR where, like the most powerful opioid analgesics, it is a strong agonist of G protein coupling. TRV734 is distinct from those analgesics in its very weak recruitment of beta‑arrestins to the MOR. In our preclinical studies, TRV734 showed analgesic effects in preclinical pain models similar to oxycodone and morphine. In the same studies, TRV734 caused less constipation compared to equivalently analgesic doses of oxycodone and morphine. TRV734 is active after oral administration in mice and rats, has high oral bioavailability and has been well tolerated in non‑human primates. We have completed three Phase 1 trials of TRV734 in healthy volunteers, including a single ascending dose study, a multiple ascending dose study, and a pharmacokinetic study. In these studies, a total of 127 healthy volunteers were exposed to TRV734 at doses between 2 mg and 250 mg. We incorporated measures to assess the potential for analgesic efficacy and tolerability advantages in these studies. Based on these data and data for oliceridine, we believe that TRV734 may offer an improved efficacy profile as compared to current opioid therapies or equivalent efficacy with an improved gastrointestinal tolerability and respiratory safety profile.

Intellectual property

Our TRV734 patent portfolio is wholly owned by us and includes one issued U.S. patent (U.S. Patent No, 9,044,469) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Europe, Eurasia, Hong Kong, Israel, Japan, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, South Korea, Brazil, Canada, Israel, India, and Hong Kong. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

S1P Modulators (TRV045)

In July 2017, we disclosed a new preclinical lead optimization program targeting S1P receptors. Our compounds are all new chemical entities, are expected to be non-addictive, and use a new mechanism of action that in preclinical models avoids the immune suppression associated with approved and investigational S1P receptor targeted drugs. These molecules have demonstrated activity in preclinical models of chemotherapy-induced peripheral neuropathy, neuropathic pain, and inflammatory pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. We anticipate beginning IND-enabling work in 2019, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Our S1P patent portfolio is wholly owned by us and includes one PCT application directed to compounds that that modulate the S1P receptor. National phase applications based on this PCT application, if filed, would be filed in December 2019 and January 2020. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038, subject to any disclaimers or extensions. We are aware of a certain U.S. patent owned by a third party with claims that are broadly directed to a method of treating chemotherapy induced neuropathic pain with an S1P receptor agonist or an S1P receptor antagonist. Although we do not believe that this is a valid patent, this patent could be construed to cover our S1P compounds.

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

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

FDA Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;

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

The FDA also may require a risk evaluation and mitigation strategy, or REMS, to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. We expect that the mu‑opioid agonist products may be subject to a REMS, since currently marketed opioid products are subject to this requirement.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. The FDA reviews NDA resubmissions in two or six months depending on the type of information included An approval letter authorizes commercial distribution and marketing of the drug with specific prescribing information for specific indications. For some products, an additional step of DEA review and scheduling is required.

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

The FDA may impose a number of post‑approval requirements as a condition of approval of an NDA. For example, the FDA may require post‑marketing testing, including clinical trials in pediatric patients or other Phase 4 trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post‑marketing studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

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

DEA Regulation

Both oliceridine and TRV734, if approved, will be regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include anti‑kickback and false claims laws and regulations, as well as transparency and data privacy and security laws and regulations.

The federal Anti‑Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and others on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the federal Anti‑Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs of payments and other transfers of value to, as well as ownership interests held by, physicians and teaching hospitals.

The federal criminal and civil false claims laws and civil monetary penalties laws, including the federal False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non‑reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposed specified requirements relating to the privacy, security and transmission of individually identifiable health information on "covered entities," including certain healthcare providers, health plans, and healthcare clearinghouses. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals, and data privacy requirements such as the General Data Protection Regulation (EU) 2016/679.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost‑effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in-patient surgeries. Pharmaceutical products such as oliceridine, if approved, that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of oliceridine, if approved, relative to its benefits. Current or future efforts to limit the level of reimbursement for in-patient hospital procedures could cause a hospital to decide not to use oliceridine, if approved by the FDA. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, or HHS, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost‑effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

PPACA became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the years since its enactment, there have been, and continue to be, significant developments in, and continued judicial, executive branch, and legislative activity around, attempts to repeal or repeal and replace the PPACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate,” the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the current Presidential administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our product candidates, once approved, or the amounts of reimbursement available for our product candidates once they are approved.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding. We cannot anticipate what impact these or other future healthcare reform initiatives will have on coverage and reimbursement of our products or our business more generally.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent exclusivity periods described above. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

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

Employees

As of December 31, 2018, we had 29 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2007. Our principal executive offices are located at 955 Chesterbrook Boulevard, Suite 110, Chesterbrook, PA 19087. Our telephone number is (610) 354‑8840 and our internet address is www.trevena.com.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.trevena.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Carrie L. Bourdow	56	President, Chief Executive Officer and Director
Mark A Demitrack, M.D.	61	Senior Vice President and Chief Medical Officer
Robert T. Yoder	53	Senior Vice President and Chief Business Officer
John P. Hamill	55	Vice President, Finance

Carrie L. Bourdow

Ms. Bourdow was appointed President, Chief Executive Officer, and member of our Board of Directors in October 2018. She joined our company as our Senior Vice President and Chief Commercial Officer in May 2015 and was appointed Executive Vice President and Chief Operating Officer in January 2018. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across several therapeutic areas including anti‑infectives, acute heart failure, and pain. Ms. Bourdow has served as a director of Nabriva Therapeutics PLC since June 2017. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

Mark A. Demitrack, M.D.

Dr. Demitrack, a board-certified psychiatrist, joined our company as Senior Vice President and Chief Medical Officer in May 2018. From May 2017 to May 2018, he served as Vice President of Clinical Strategy at Roivant Sciences, Ltd. From July 2003 to May 2017, he served as Vice President and Chief Medical Officer of Neuronetics, Inc., where he led the clinical development of the NeuroStar TMS Therapy System. Prior to this, Dr. Demitrack was Assistant Vice President for Global Medical Affairs in Neuroscience at Wyeth Pharmaceuticals, Inc. where he was responsible for post-marketing clinical development of the Effexor XR brand. Dr. Demitrack also served as Medical Director of the New Antidepressant Team at Lilly Research Laboratories where he led the registration clinical development and the NDA submission program for the antidepressant, duloxetine (Cymbalta). Prior to his industry career, Dr. Demitrack was a faculty member of the Department of Psychiatry at the University of Michigan Medical School, where he directed the Michigan Eating Disorders Program and received federal grant funding in clinical research studying the neuroendocrine pathophysiology of eating disorders and the idiopathic conditions chronic fatigue syndrome and fibromyalgia. Dr. Demitrack received a B.A. in Physics from Columbia University, and his M.D. from the Robert Wood Johnson Medical School in New Jersey. He completed his psychiatry residency training at the University of California-San Francisco and completed a research fellowship in clinical neuroendocrinology at the National Institute of Mental Health. Dr. Demitrack is a Life Fellow of the American Psychiatric Association and a Member of the American College of Neuropsychopharmacology.

Robert T. Yoder

Mr. Yoder was appointed Senior Vice President and Chief Business Officer in December 2018. He joined Trevena as Vice President of Commercial Operations and Sales in June 2018. Prior to this, he served as Senior Vice President and Head of Global Commercial Operations, Alliance Management and IT at Orexigen Therapeutics, Inc., a biopharmaceutical company, from March 2015 through June 2018. While at Orexigen, Mr. Yoder built the commercial infrastructure with a focus on innovative, efficient, and effective business process and architecture. Additionally, he led external business development efforts that delivered 11 partnership deals spanning 67 countries. Prior to joining Orexigen, Mr. Yoder spent 28 years at Merck & Co., where he held various roles of increasing responsibility across global business operations and commercial functions. In several of these roles, he was responsible for oversight and execution of large-scale initiatives including integration following acquisitions and led a range of organizational design and corporate change initiatives. Mr. Yoder received his B.S. degree in biology from Dickinson College and earned an M.B.A. from Emory University.

John P. Hamill

John P. Hamill has served as our Vice President, Finance since August 2018. From June 2018 until August 2018, Mr. Hamill served in a consulting role as our interim CFO. From June 2017 through April 2018, Mr. Hamill maintained a consulting practice offering CFO services to biopharmaceutical companies. From April 2016 through May 2017, Mr. Hamill was Chief Executive and Chief Financial Officer for NephroGenex, Inc. and was Chief Financial Officer from January 2014 through March 2016. NephroGenex filed for Chapter 11 bankruptcy protection on April, 30, 2016 while Mr. Hamill was NephroGenex’ Chief Executive and Chief Financial Officer. NephroGenex emerged from bankruptcy on May 24, 2017, after confirmation of its plan of reorganization. From June 2013 until January 2014, Mr. Hamill served as Co-President and Chief Financial Officer of Savient Pharmaceuticals, Inc. and as Senior Vice President and Chief Financial Officer of Savient since September 2012. Savient filed for Chapter 11 bankruptcy protection on October 14, 2013, while Mr. Hamill was its Co-President and Chief Financial Officer and, shortly thereafter, Savient sold substantially all of its assets through a bankruptcy sale process. Mr. Hamill earned his B.S. with a dual major in Accounting/Business and Computer Science from DeSales University (formerly Allentown College of St. Francis de Sales). Mr. Hamill is a Certified Public Accountant and is a member of the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Since inception, we have incurred significant operating losses. Our net loss was $30.8 million, $71.9 million, and $103.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $388.3 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

•	conduct any additional clinical trials with oliceridine to generate data needed to satisfy the FDA’s CRL and/or conduct clinical trials for TRV250 or our other product candidates;
•	seek to identify additional product candidates;
•	conduct clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

establish sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize oliceridine, if approved, and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire additional sales, marketing, medical, clinical and scientific personnel;
•	defend the Company in the existing class action and stockholder derived litigation; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses, whether we will have sufficient funding available to or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently anticipated as part of the CRL, or if there are any delays in completing our clinical trials, making necessary regulatory filings, or the development of any of our product candidates, our expenses could increase. Absent substantial additional fundraising, the level and extent of our clinical and, if approved, commercial efforts may lead to a delay in our ability to achieve profitability.

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

Over the next several years, we expect to incur significant expenses in connection with our current operations and the servicing and repayment of our outstanding debt obligations. Accordingly, we will need to obtain substantial additional funding for these efforts and for the continued repayment of our outstanding term loans through the March 2020 maturity date; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

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

We estimate that our existing cash and cash equivalents and marketable securities as of December 31, 2018, together with interest thereon, and after giving effect to the restructuring described herein, to be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in our financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders. In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

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

Until such time, if ever, as we can generate substantial product revenue and positive cash flows from operations, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, either at the time of such capital raise or thereafter, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing and additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, or that include covenants requiring us to meet certain obligations, such as minimum cash requirements or net revenue targets.

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

We commenced active operations in late 2007, and our activities to date have been limited to, among other things, organizing and staffing our company, business planning, raising capital, developing our product platform, identifying potential product candidates, undertaking nonclinical studies, and conducting clinical trials. With the exception of oliceridine, our product candidates are in early stages of development. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer and more established operating history.

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

Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 18, 2018, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, for the 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). While we regained compliance with this rule, in the future, if our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirement, Nasdaq may take steps to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to timely commercialize, or to commercialize at all, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing these product candidates and will significantly limit our ability to generate revenue in the future. To date, we have not received approvals to market any of our product candidates from regulatory authorities in any jurisdiction, and in the United States have received a CRL related to the NDA for oliceridine, and we may never be successful in obtaining any such approvals. In March 2019, based on its review of data from the Company’s Phase 3 studies of oliceridine, the FDA informed us that under the conditions studied, these data were not sufficient to support the continuation of FDA’s previously granted Breakthrough Therapy designation.

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

Our MOR targeted product candidates, including oliceridine, may require Risk Evaluation and Mitigation Strategies, which could delay the approval of these product candidates and increase the cost, burden and liability associated with the commercialization of these product candidates.

Risk Evaluation and Mitigation Strategy, or REMS, are imposed by the FDA to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Our MOR product candidates and our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that may be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

If approved by the FDA, our MOR targeted product candidates, including oliceridine, are likely to be classified as controlled substances, and the making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Our MOR targeted product candidates, including oliceridine, are likely to be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. If approved by the FDA, we expect oliceridine to be regulated by the DEA as a Schedule II controlled substance.

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

To market and sell our products in the European Union, Asia, and many other jurisdictions, we, our current collaborators in South Korea and China for oliceridine, or any future third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction, including if we are unable to obtain approval of oliceridine in the United States, may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

The FDA also may impose requirements for costly post‑marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post‑approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off‑label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off‑label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•

the need to generate additional clinical data and provide information to the FDA to sufficiently address the items identified in the CRL for oliceridine to allow for the future approval of oliceridine;

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

The development of drugs based on biased ligands is an emerging field, and the scientific discoveries that form the basis for our historical efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing differentiated product candidates based on these discoveries is both preliminary and limited. We believe that we were the first company to conduct a clinical trial of a product candidate based on the concept of biased ligands. Therefore, we do not know if our approach will be successful or will ultimately lead to the approval of any current or future product candidate.

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development, submitted an NDA to the FDA and have received a CRL. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of nonclinical studies and clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following approval.

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

Across the Phase 3 clinical development program for oliceridine, there were three suspected unexpected serious adverse reactions, or SUSARs, reported to the FDA: one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In addition, in the thorough QT study we conducted as part of the development of oliceridine, we observed no concentration-related effects of oliceridine on QT, but we did observe a small QT prolongation, crossing the threshold of regulatory concern, at the supratherapeutic dose. In our Phase 3 program, we included ECG monitoring to capture any potential delayed effects of oliceridine on the QT interval. While the data we collected in these studies did not show any oliceridine-specific effects on QT and there were not any clinical sequelae associated with a prolonged QT interval, the FDA indicated in the oliceridine CRL that they would like to see additional clinical data related to the QT interval. If we ultimately conduct an additional study to gather this data, we cannot assure you that the results of such study will not show any oliceridine-specific effects on the QT interval, that there will not be any clinical sequelae associated with any prolonged QT interval, or that the study itself and the results obtained will address the FDA’s concerns sufficiently to allow for the future approval of oliceridine.

If our clinical trials reveal a high and unacceptable severity and prevalence of side effects, these trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

Oliceridine and TRV734 are both biased ligands targeted at the MOR. Common adverse reactions for agonists of the MOR include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, MOR agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the MOR, these adverse reactions and risks likely will apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which he fainted and his pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine. Agonists at the DOR have been associated with a risk of seizures. TRV250, our DOR product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that TRV250 will be associated with similar side effects. In such case, we likely would discontinue further development of TRV250 for the treatment of migraines.

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

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not attain profitability. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	our ability to offer the product for sale profitably and at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of sales, marketing, and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved; and
•	any restrictions on the use of our products, both on their own and together with other medications.

If we are unable to establish manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, sell, and distribute our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We currently have limited resources directed toward the manufacturing, marketing, sales, and distribution of pharmaceutical products and have limited experience and capabilities in this area. To commercialize any product candidates that receive marketing approval, we would need to build manufacturing, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we successfully develop and obtain regulatory approval for any of our product candidates, we expect to build or outsource a targeted specialist sales force to market or co-promote the product in the United States; we currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States, although this expectation could change in the future. There are substantial risks involved with establishing sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred certain commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

There are a number of factors that may inhibit our efforts to commercialize our products on our own, including:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel or to outsource these tasks to a third party;
•	the inability of sales personnel to obtain access to physicians or other relevant personnel or educate adequate numbers of physicians or others on the benefit of our product candidates;
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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. If approved, oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, and DSUVIA™ (sublingual sufentanil nanotabs), marketed by AcelRx. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a patient controlled analgesia device which dispenses sublingual sufantanil nanotabs. Innocoll Holdings plc, and Heron Therapeutics Inc. have proprietary long‑acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with mu‑opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of the generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

Even if we or any future collaborators are able to commercialize any of our product candidates, the product candidates may become subject to unfavorable pricing regulations, third-party payor coverage and reimbursement policies, healthcare reform initiatives, or regulatory or political concerns.

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

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost‑effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to profitably sell our product candidates if they are approved for sale.

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

We currently maintain product liability insurance coverage at levels that may be inadequate to cover all liabilities we may incur. We will likely need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive, and in the future may be difficult to obtain for products such as oliceridine. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Our current collaborators are, and any future relationships or collaborations we may enter into may be, important to us. If we are unable to maintain our relationship with any of these collaborations, or if our relationship with these collaborators is not successful, our business could be adversely affected.

We have limited capabilities for product development, sales, marketing, and distribution. For our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates. For oliceridine, we entered into license agreements with partners in South Korea and China in 2018 whereby these parties will develop, seek regulatory approval for, and, if successful, commercialize oliceridine. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Any future collaborations we might enter into with third parties, may pose a number of risks, including the following:

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our nonclinical studies are conducted in accordance with good laboratory practice, or GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our MOR targeted product candidates, including oliceridine. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which will likely include the active ingredients in oliceridine. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions if oliceridine is approved for sale in the United States.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

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

In addition to seeking patent protection for our product candidates, we rely on trade secrets, including unpatented know how, technology and other proprietary information, to maintain our competitive position. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who do have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti‑Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct research, sell, market, and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes, among other things, criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which also could materially affect our business.

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

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti‑Kickback Statute, new government investigative powers and enhanced penalties for non‑compliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Moreover, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019 and, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct also could involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business.

Other Risks Related to our Business

In the future, we may conduct a substantial portion of the clinical trials for our product candidates outside of the United States and, if approved, we intend to seek to market our product candidates abroad through third-party collaborators. Accordingly, we will be subject to the risks of doing business outside of the United States.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $0.39 per share as of March 11, 2019.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	the timing and results of our clinical trials for any of our product candidates;
•	failure or discontinuation of any of our development programs;
•	conditions or trends in our industry;
•	changes in the structure of healthcare payment systems;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	announcements and expectations of additional financing efforts; and
•	sales of our common stock, including sales by our directors and officers or specific stockholders.

We are subject to securities class action and stockholder derivative litigation.

As described in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K, in October and November 2018, we and certain of our current and former directors and officers were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA. In each case, the plaintiffs allege that we and the officers made false and misleading statements in violation of federal securities laws regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs. In January 2019, the three lawsuits were consolidated into one action. On March 6, 2019, the District Court held a hearing to appoint the lead plaintiff and lead counsel, and a consolidated amended complaint will be filed after such appointments are made. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against the allegations.

In December 2018, a shareholder derivative action was filed against us and certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Two of the derivative actions have been stayed in favor of the consolidated securities lawsuits, and we expect that the third derivative action will be stayed as well. Furthermore, such litigation could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business. These factors may materially and adversely affect the market price of our common stock.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $65.5 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700.0 million as of the prior June 30th, and (d) any date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2018, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner, or if we are unable to implement or maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act once we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses; or may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where we currently lease approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, we entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by us under our master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to us all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

In October 2017, we terminated our lease related to vivarium space in Exton, Pennsylvania, under an agreement expiring on December 31, 2018. We incurred termination fees equivalent to three months’ rent, totaling less than $0.1 million, in relation to the early termination of this agreement. Additionally, in November 2017, we provided notice of our intent to terminate our facility lease of approximately 16,714 square feet of office and laboratory space in King of Prussia, Pennsylvania, under an agreement that expires in September 2020. We paid the landlord a $0.15 million termination fee on the date we exercised the termination option. This lease was deemed terminated on August 15, 2018.

ITEM 3. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain of its current and former officers were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA. In each case, the plaintiffs allege that the Company and the officers made false and misleading statements in violation of federal securities laws regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. In January 2019, the three lawsuits were consolidated into one action. On March 6, 2019, the District Court held a hearing to appoint the lead plaintiff and lead counsel, and a consolidated amended complaint will be filed after such appointments are made. The Company believes that the lawsuits are without merit, and it intends to vigorously defend itself against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Two of the derivative actions have been stayed in favor of the consolidated securities lawsuits, and the Company expects that the third derivative action will be stayed as well.

Except as described above, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TRVN.” On March 11, 2019, there were 7 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required.

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G protein biased mu-opioid receptor, or MOR, ligand, for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where intravenous, or IV, administration is warranted. We have completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also have completed Phase 3 open-label safety study (ATHENA) in which 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We have submitted a detailed protocol and analysis plan to the FDA and, following receipt of FDA feedback, anticipate initiating the study in the first half of 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.

•

TRV250: We are developing TRV250, a G protein biased delta-opioid receptor, or DOR, ligand, as a compound with a potential first-in-class mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or other mu-opioid related adverse effects like those seen with morphine or oxycodone. In June 2018, we announced the successful completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients.

•

TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance therapy for patients with opioid use disorder. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of opioid use disorder. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

We also are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. We anticipate beginning investigational new drug, or IND, enabling work in 2019, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2018, we had an accumulated deficit of $388.3 million. Our net loss was $30.8 million, $71.9 million and $103.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, or TRV734.

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

Recent Developments

Restructuring

On November 8, 2018, upon the approval of our Board of Directors, we announced a restructuring of approximately one-third of our workforce, or 14 employees, as well as other cost saving initiatives intended to lower our annualized net operating cash burn. We completed the restructuring on December 31, 2018. We have determined that the total costs related to the restructuring were approximately $1.4 million, all of which is expected to result in future cash outlays, primarily related to severance costs and benefit-related expenses. We recorded these charges in the fourth quarter of 2018.

Sublease

On October 11, 2018, we entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease 40,565 square feet of space currently rented by us in Chesterbrook, Pennsylvania, for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 of the sublease and thereafter, $1.00 less than the base rent payable by us under our master lease with Chesterbrook Partners, L. P. Vanguard also is responsible for paying to us all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

Litigation

In October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA. In each case, the plaintiffs allege that we and the officers made false and misleading statements in violation of federal securities laws regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs. In January 2019, the three lawsuits were consolidated into one action. On March 6, 2019, the District Court held a hearing to appoint the lead plaintiff and lead counsel, and a consolidated amended complaint will be filed after such appointments are made. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against the allegations.

 In December 2018, a shareholder derivative action was filed against us and certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Two of the derivative actions have been stayed in favor of the consolidated securities lawsuits, and we expect that the third derivative action will be stayed as well.

Equity Offering

On January 29, 2019, we entered into securities purchase agreements with two institutional investors wherein we agreed to sell to the investors an aggregate of 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to our existing registration statement on Form S-3. The net proceeds to us from the offering were approximately $9.2 million, after deducting fees and the expenses of the placement agent. We intend to use the net proceeds from the offering primarily for the development of oliceridine and for general corporate purposes.

Pursuant to a letter agreement dated January 28, 2019, or the Engagement Letter, we engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as our exclusive placement agent in connection with the issuance and sale of the shares. We paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and we issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. The Engagement Letter also includes indemnification obligations of us and other provisions customary for transactions of this nature.

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

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; as of January 1, 2018, payments of principal in equal monthly installments and accrued interest have been and will be due until the loan matures on March 1, 2020. As of December 31, 2018, there was $15.8 million aggregate principal balance outstanding under the term loans. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of December 31, 2018. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470‑20‑25‑2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10‑K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Research and Development

In October 2017, we announced an updated strategy to focus our resources on the potential approval and commercialization of oliceridine in the United States. With this strategic repositioning, we halted our investment in early stage research. We have completed a first-in-human Phase 1 trial of TRV250, which showed safety, tolerability, and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients.

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead, including rent, equipment, depreciation, and utilities.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018, 2017, and 2016, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

At December 31, 2018, we had two stock-based compensation plans, which are more fully described in Note 7. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

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

For stock options granted to employees and directors, we recognize compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock awards to employees, the fair value is based on the closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. As of fiscal year ended December 31, 2016, we adopted the forfeiture rate methodology change in accordance with ASU 2016-09 to record forfeitures as they occur.

Stock-based compensation expense related to restricted stock units granted to employees is recognized based on the grant-date fair value of each award and recorded as expense over the vesting period using the straight-line method. Forfeitures are recorded as they occur.

See Note 7 for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black‑Scholes option pricing model, as well as a summary of the stock option activity under our stock‑based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this Annual Report on Form 10‑K for information on recent accounting pronouncements.

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

Results of Operations

(in thousands, except per share data)

Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change
Revenue:
License revenue	$5,732	$—	$5,732
Total revenue	5,732	—	5,732
Operating expenses:
General and administrative	18,979	19,639	(660)
Research and development	15,824	48,974	(33,150)
Restructuring	1,427	1,774	(347)
Total operating expenses	36,230	70,387	(34,157)
Loss from operations	(30,498)	(70,387)	39,889
Other income (expense):
Sublease rental income	139	—	139
Change in fair value of warrant liability	9	65	(56)
Net gain (loss) on asset disposals	107	(56)	163
Miscellaneous income	1,428	614	814
Interest income	1,001	679	322
Interest expense	(2,231)	(2,780)	549
Gain (loss) on foreign currency exchange	6	—	6
Total other income (expense)	459	(1,478)	1,937
Loss before income tax expense	(30,039)	(71,865)	41,826
Foreign income tax expense	(745)	—	(745)
Net loss attributable to common stockholders	$(30,784)	$(71,865)	$41,081

Revenue

The revenue recognized primarily relates to the upfront payments received at inception of the licensing agreements in South Korea and China that the Company entered into in 2018.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, commercial, and other administrative areas, including expenses associated with stock‑based compensation and travel. Other general and administrative expenses include professional fees for legal, market research, consulting, and accounting services.

General and administrative expenses decreased by $0.7 million, or 3%, for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of decreases in bonus and stock-based compensation expenses and oliceridine market research expenditures, offset by higher employee separation payments in 2018 and increased rent and related expenses in 2018 following the relocation of our corporate headquarters to Chesterbrook, Pennsylvania in July 2017.

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

Research and development expenses decreased by $33.2 million, or 68% in 2018 as compared to 2017. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2018	2017
Personnel-related costs	$7,075	$12,115
Oliceridine	6,116	28,688
TRV027	33	99
TRV250	1,577	3,629
Other research and development	1,023	4,443
	$15,824	$48,974

The decrease in research and development expenses during the year ended December 31, 2018 was primarily driven by lower oliceridine expenditures following the completion of the oliceridine Phase 3 clinical program in 2017. In addition, personnel-related expenditures and other research and development expenses decreased in 2018 as a result of the October 2017 restructuring and reduction in force, which eliminated our early stage research program.

Restructuring expense

On November 8, 2018, upon the approval of the Board of Directors, we announced a workforce restructuring of approximately one-third of our workforce, or 14 employees, as well as other cost saving initiatives intended to lower our annualized net operating cash burn. We completed the restructuring on December 31, 2018. We have determined that the total costs related to the restructuring are approximately $1.4 million, all of which is expected to result in future cash outlays, primarily related to severance costs and benefit-related expenses. We recorded these charges in the fourth quarter of 2018. As a result of such restructuring in 2018, restructuring expenses decreased by $0.3 million, or 20%, for the year ended December 31, 2018 compared to the same period in 2017, when we announced a restructuring and reduction in force of 21 employees, primarily in the research and development area, as well as other cost saving initiatives, as further discussed below.

Other income (expense)

Other income increased by $1.9 million, or 131%, during the year ended December 31, 2018 compared to the same period in 2017, primarily due to a decrease in interest expense associated with lower principal balances during the principal repayment term, income associated with business development activities, sublease income from Vanguard, an increase in interest income associated with higher interest rates and an increase in funds received from the sales of Pennsylvania research and development tax credits in 2018, as compared to 2017.

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
Revenue:
License revenue	$—	$3,750	$(3,750)
Total revenue	—	3,750	(3,750)
Operating expenses:
General and administrative	19,639	16,077	3,562
Research and development	48,974	89,956	(40,982)
Restructuring	1,774	—	1,774
Total operating expenses	70,387	106,033	(35,646)
Loss from operations	(70,387)	(102,283)	31,896
Other income (expense):
Change in fair value of warrant liability	65	78	(13)
Miscellaneous income	614	222	392
Net (loss) gain on asset disposals	(56)	(16)	(40)
Interest income	679	743	(64)
Interest expense	(2,780)	(1,738)	(1,042)
Total other expense	(1,478)	(711)	(767)
Net loss attributable to common stockholders	$(71,865)	$(102,994)	$31,129

Revenue

We have historically derived revenue principally from research grants and collaboration arrangements. In March 2015, we signed a letter agreement with Allergan plc pursuant to which it paid us $10.0 million to fund the expansion of our Phase 2b trial of TRV027 from 500 patients to 620 patients. The collaboration revenue was recorded on a straight-line basis over the remaining period of the trial and was fully recognized as of June 30, 2016.

General and administrative expense

General and administrative expenses increased by $3.6 million, or 22%, for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of increased headcount and associated salary, bonus and stock compensation expenses, oliceridine market research expenditures, and increased facility expenditures associated with the relocation of our corporate headquarters to Chesterbrook, Pennsylvania, in July 2017.

Research and development expense

Research and development expenses decreased by $41.0 million, or 46%, for the year ended December 31, 2017 compared to the same period in 2016. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2017	2016
Personnel-related costs	$12,115	$12,499
Oliceridine	28,688	63,156
TRV027	99	6,890
TRV250	3,629	2,970
Other research and development	4,443	4,441
	$48,974	$89,956

The decrease in research and development expenses during the year ended December 31, 2017 was due to decreased expenditures upon completion of the oliceridine Phase 3 clinical program and the second quarter 2016 completion of a TRV027 Phase 2b clinical trial in AHF.

Restructuring expense

On October 11, 2017, upon the approval of our board of directors, we announced a restructuring and reduction in force of approximately 30% of our workforce, or 21 employees, as well as other cost saving initiatives. The Company incurred pre-tax restructuring charges of $1.8 million during the year ended December 31, 2017, primarily related to severance and lease termination payments for our office and laboratory space in King of Prussia, Pennsylvania and vivarium space in Exton, Pennsylvania.

Other income (expense)

Other expense increased by $0.8 million, or 108%, during the year ended December 31, 2017 compared to the same period in 2016, primarily due to additional interest expense related to our Term Loan C tranche of $10.0 million that was drawn in December 2016.

Liquidity and Capital Resources

(in thousands, except per share data)

We incurred net losses of $30.8 million, $71.9 million, and $103.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net cash used in operating activities was $25.2 million, $71.3 million, and $91.6 million for those same periods. At December 31, 2018, we had an accumulated deficit of $388.3 million, working capital of $44.6 million, cash and cash equivalents of $32.9 million, and marketable securities of $28.6 million.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(25,375)	$(71,255)	$(91,554)
Investing activities	21,000	32,780	37,798
Financing activities	20,600	30,986	32,329
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,225	$(7,489)	$(21,427)

Net cash used in operating activities

Net cash used in operating activities was $25.4 million for the year ended December 31, 2018 and consisted primarily of a net loss of $30.8 million. Cash outflows were partially offset by non-cash expenses for stock compensation of $4.4 million and other non-cash adjustments.

Net cash used in operating activities was $71.3 million for the year ended December 31, 2017 and consisted primarily of a net loss of $71.9 million. Cash outflows were partially offset by non-cash expense for stock compensation of $6.4 million, a decrease in accounts payable and accrued expenses of $8.4 million primarily associated with the completion of the Phase 3 oliceridine clinical trials, and other non-cash adjustments.

Net cash used in operating activities was $91.6 million for the year ended December 31, 2016 and consisted primarily of a net loss of $103.0 million and net cash outflows from a decrease in deferred revenue of $3.8 million. These cash outflows were partially offset by non-cash expense for stock compensation of $5.9 million, an increase in accounts payable and accrued.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $21.0 million for the year ended December 31, 2018. Investing activities consisted primarily of purchases and maturities of marketable securities.

Net cash provided by investing activities for the years ended December 31, 2017 and 2016 was $32.8 million and $37.8 million, respectively, and was primarily from the maturities of marketable securities. 2017 also included expenditures related to the July 2017 relocation of our corporate headquarters to Chesterbrook, Pennsylvania.

Net cash provided by financing activities

Net cash provided by financing activities was $20.6 million for the year ended December 31, 2018, which was primarily due to net proceeds of $33.2 million from the sale of common stock through our at-the-market, or ATM, sales facility, offset by principal repayments on our Term Loans of $12.7 million.

Net cash provided by financing activities was $31.0 million for the year ended December 31, 2017, which was primarily due to net proceeds of $20.7 million from the sale of common stock through our ATM sales facilities, and net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C.

Net cash provided by financing activities was $32.3 million for the year ended December 31, 2016, which was primarily due to net proceeds of $32.1 million from the sale of common stock in February and December 2016 pursuant to our ATM sales facility.

All periods presented also include proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to address the items in the oliceridine CRL, including conducting an additional clinical study, continue clinical development of TRV250, and began IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will be comparable to the previous twelve months.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2018, together with interest thereon, and the approximately $9.2 million of net proceeds received in the first quarter of 2019 from our sale of common stock in a registered direct offering, to be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the oliceridine CRL. However, at this time, we have not yet received feedback from the FDA on the draft protocol and analysis plan we have submitted and we have not commenced the additional activities that we believe will be required for us to resubmit the oliceridine NDA. As such, our assessment of these costs and activities may change in the future. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders, however, at this time we are not permitted to sell equity securities until April 1, 2019, as a result of our registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement that includes a $50.0 million ATM sales facility, of which there was approximately $36.4 million of available capacity as of December 31, 2018. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our product candidates, including oliceridine, or any future product candidates, both in the United States and in territories outside the United States;

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	any product liability or other lawsuits, including the recently filed class action and stockholder derivative complaints, related to our products or our Company;
•	the expenses needed to attract and retain skilled personnel; and
•

the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long‑term contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations (1)	$13,415	$1,275	$2,729	$2,826	$6,585
Loans payable	15,833	12,667	3,166	—	—
Total	$29,248	$13,942	$5,895	$2,826	$6,585

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space in Chesterbrook, Pennsylvania. Future rent streams of $1.1 million to be collected in less than one year and $2.0 million to be collected between one and three years are not offset against operating lease obligations.

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

Not required.

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

Our management, including our Chief Executive Officer and Vice President, Finance, do not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on our assessments we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trevena, Inc. (the “Company“) as of December 31, 2018 and 2017, the related statements of income and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Philadelphia, Pennsylvania

March 13, 2019

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$32,892	$16,557
Marketable securities	28,590	49,543
Prepaid expenses and other current assets	607	1,393
Total current assets	62,089	67,493
Restricted cash	1,303	1,413
Property and equipment, net	3,387	3,805
Intangible asset, net	—	11
Total assets	$66,779	$72,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,416	$1,424
Accrued expenses and other current liabilities	3,305	4,303
Current portion of loans payable, net	12,562	12,425
Deferred rent	207	61
Total current liabilities	17,490	18,213
Loans payable, net	4,811	15,725
Capital leases, net of current portion	20	31
Deferred rent, net of current portion	2,931	3,006
Warrant liability	1	10
Other long-term liabilities	—	1,104
Total liabilities	25,253	38,089
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 and 100,000,000 shares authorized December 31, 2018 and December 31, 2017, respectively; 82,323,413 and 62,310,795 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	82	62
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	429,727	392,103
Accumulated deficit	(388,274)	(357,490)
Accumulated other comprehensive loss	(9)	(42)
Total stockholders’ equity	41,526	34,633
Total liabilities and stockholders’ equity	$66,779	$72,722

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
License revenue	$5,732	$—	$3,750
Total revenue	5,732	—	3,750
Operating expenses:
General and administrative	18,979	19,639	16,077
Research and development	15,824	48,974	89,956
Restructuring charges	1,427	1,774	—
Total operating expenses	36,230	70,387	106,033
Loss from operations	(30,498)	(70,387)	(102,283)
Other income (expense):
Sublease rental income	139	—	—
Change in fair value of warrant liability	9	65	78
Net gain (loss) on asset disposals	107	(56)	(16)
Miscellaneous income	1,428	614	222
Interest income	1,001	679	743
Interest expense	(2,231)	(2,780)	(1,738)
Gain (loss) on foreign currency exchange	6	—	—
Total other income (expense)	459	(1,478)	(711)
Loss before income tax expense	(30,039)	(71,865)	(102,994)
Foreign income tax expense	(745)	—	—
Net loss attributable to common stockholders	$(30,784)	$(71,865)	$(102,994)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	33	(44)	208
Other comprehensive gain (loss), net	33	(44)	208
Comprehensive loss	$(30,751)	$(71,909)	$(102,786)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.42)	$(1.21)	$(1.97)
Weighted average common shares outstanding, basic and diluted	73,558,548	59,436,649	52,398,521

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Stockholders’ Equity

For the Period From January 1, 2016 to December 31, 2018

(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2016	50,802,603	$51	$325,784	$(182,498)	$(206)	$143,131
Stock-based compensation expense	—	—	5,903	—	—	5,903
Exercise of stock options	149,622	—	256	—	—	256
Net exercise of common stock warrant	698	—	—	—	—	—
Issuance of common stock, net of issuance costs	4,815,491	5	32,072	—	—	32,077
Unrealized gain on marketable securities	—	—	—	—	208	208
Adjustment to accumulated deficit as a result of adoption of ASU 2016-09	—	—	133	(133)	—	—
Net loss	—	—	—	(102,994)	—	(102,994)
Balance, December 31, 2016	55,768,414	$56	$364,148	$(285,625)	$2	$78,581
Stock-based compensation expense	—	—	6,387	—	—	6,387
Exercise of stock options	293,809	—	361	—	—	361
Issuance of common stock warrants	—	—	501	—	—	501
Issuance of common stock, net of issuance costs	6,248,572	6	20,706	—	—	20,712
Unrealized loss on marketable securities	—	—	—	—	(44)	(44)
Net loss	—	—	—	(71,865)	—	(71,865)
Balance, December 31, 2017	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	4,367	—	—	4,367
Exercise of stock options	133,074	—	83	—	—	83
Issuance of common stock, net of issuance costs	19,879,544	20	33,174	—	—	33,194
Unrealized gain on marketable securities	—	—	—	—	33	33
Net loss	—	—	—	(30,784)	—	(30,784)
Balance, December 31, 2018	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(30,784)	$(71,865)	$(102,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645	490	246
Stock-based compensation	4,367	6,387	5,903
Noncash interest expense on loans	786	1,050	534
Loss on disposal of assets	177	70	17
Revaluation of warrant liability	(9)	(65)	(78)
Amortization (accretion) of bond premium (discount) on marketable securities	(182)	474	1,334
Changes in operating assets and liabilities:
Prepaid expenses and other assets	786	612	104
Accounts payable, accrued expenses and other liabilities	(1,161)	(8,408)	7,130
Deferred revenue	—	—	(3,750)
Net cash used in operating activities	(25,375)	(71,255)	(91,554)
Investing activities:
Purchases of property and equipment	(169)	(3,495)	(605)
Maturities of marketable securities	68,982	99,018	115,824
Purchases of marketable securities	(47,813)	(62,743)	(77,421)
Net cash provided by investing activities	21,000	32,780	37,798
Financing activities:
Proceeds from exercise of common stock options	83	361	256
Proceeds from issuance of common stock, net	33,195	20,712	32,077
Capital lease payments	(11)	(8)	(4)
Proceeds from loans payable, net	—	9,921	—
Repayments of loans payable, net	(12,667)	—	—
Net cash provided by financing activities	20,600	30,986	32,329
Net increase (decrease) in cash, cash equivalents and restricted cash	16,225	(7,489)	(21,427)
Cash, cash equivalents and restricted cash—beginning of period	17,970	25,459	46,886
Cash, cash equivalents and restricted cash—end of period	$34,195	$17,970	$25,459
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,446	$1,730	$1,204
Capital lease additions	$—	$27	$18
Fair value of common stock warrants issued	$—	$501	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2018

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative treatment options that target and treat diseases affecting the central nervous system, or CNS. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein it agreed that the current oliceridine safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company has submitted a detailed protocol and analysis plan to the FDA and, following receipt of FDA feedback, anticipates initiating the study in the first half of 2019.  To address remaining items in the CRL, the FDA indicated that the Company should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when the Company resubmits the oliceridine NDA.

On November 8, 2018, the Company announced a restructuring of its workforce. See Note 10 for additional information.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2018, the Company had an accumulated deficit of $388.3 million. The Company’s net loss was $30.8 million, $71.9 million and $103.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company expects its cash and cash equivalents of $32.9 million and marketable securities of $28.6 million as of December 31, 2018, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2020.

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are valued at cost, which approximates their fair market value. The Company maintains a portion of its cash and cash equivalent balances in money market mutual funds that may invest substantially all of their assets in U.S. government agency securities and U.S. Treasury securities.

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC Topic 320, Investments—Debt and Equity Securities, or ASC 320, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income/(loss) included in stockholders’ equity. As of December 31, 2018 and 2017, the Company had $28.6 million and $49.5 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

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

Restricted Cash

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2018 and 2017 is the nominal value of the loan payable, net of debt discount and deferred charges. The nominal value approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

Intangible Asset

The intangible asset recorded in the Company’s financial statements was associated with the acquisition of the domain name for the Company’s website. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition, utilizing a cost approach and the initial value is amortized over the expected useful life of the asset. The Company also capitalizes costs incurred to renew or extend the term of recognized intangible assets.

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities. The value of these warrants was immaterial as of December 31, 2018 and 2017.

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

Revenue

ASC 605 Revenue

Prior to the adoption of FASB’S ASC 606, the Company recognized revenue under FASB’s ASC 605. Under ASC 605, the Company recognized collaboration revenue when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price was fixed and determinable, and collectability was reasonably assured.

ASC 606 Revenue

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

(ii)identify the performance obligations in the contract;

(iii)determine the transaction price;

(iv)allocate the transaction price to the performance obligations in the contract; and

(v)recognize revenue when (or as) the entity satisfies a performance obligation.

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Deferred revenue, net of current portion. As of December 31, 2018 and 2017, the Company did not have a deferred revenue balance.

License Revenues

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead, including rent, equipment, depreciation, and utilities.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018, 2017, and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

At December 31, 2018, the Company had two stock‑based compensation plans, which are more fully described in Note 7. The Company has applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, to account for stock-based compensation for employees. The Company recognizes compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

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

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock awards to employees, the fair value is based on the closing price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. As of fiscal year ended December 31, 2016, the Company adopted the forfeiture rate methodology change in accordance with ASU 2016‑09 to record forfeitures as they occur.

Stock-based compensation expense related to restricted stock units granted to employees is recognized based on the grant-date fair value of each award and recorded as expense over the vesting period using the straight-line method. Forfeitures are recorded as they occur.

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

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the TCJA enactment date. The Company has completed its analysis of the impacts of the TCJA, including analyzing the effects of any Internal Revenue Service (IRS) and U.S. Treasury guidance issued, and state tax law changes enacted, within the maximum one year measurement period resulting in no significant adjustments to the provisional amount previously recorded.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings. This option would be available in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or a portion thereof) is recorded. This is effective for the Company beginning after December 15, 2018, with early adoption permitted. These amendments should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S federal corporate income tax rate in the Tax Act is recognized. The Company is evaluating the effect this standard will have on its financial statements and related disclosures. See Note 13.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. The Company will adopt the standard on January 1, 2019 and is finalizing its evaluation of the effect this standard will have on its financial statements and related disclosures related to its existing operating leases. The Company will recognize a right of use asset and corresponding lease liability related to its operating leases as of the date of adoption. The Company will elect to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company will elect not to separate lease and non-lease components and will not apply the hindsight practical expedient. The adoption of this guidance will have a material effect on the Company’s balance sheet and disclosures. The Company is also finalizing its process and internal controls required to comply with the new lease accounting and disclosure requirements set by the new standard on an ongoing basis.

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following table presents the Company’s cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,992	$—	$—	$10,992	$9,689	$1,303	$—
Level 1 (1):
Money market funds	23,203	—	—	23,203	23,203	—	—
U.S. treasury securities	18,938	—	(4)	18,934	—	—	18,934
Subtotal	42,141	—	(4)	42,137	23,203	—	18,934
Level 2 (2):
U.S. government agency securities	9,661	—	(5)	9,656	—	—	9,656
Total	$62,794	$—	$(9)	$62,785	$32,892	$1,303	$28,590

	December 31, 2017
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,783	$—	$—	$6,783	$5,370	$1,413	$—
Level 1 (1):
Money market funds	11,187	—	—	11,187	11,187	—	—
U.S. treasury securities	1,991	—	—	1,991	—	—	1,991
Subtotal	13,178	—	—	13,178	11,187	—	1,991
Level 2 (2):
U.S. government agency securities	47,594	—	(42)	47,552	—	—	47,552
Total	$67,555	$—	$(42)	$67,513	$16,557	$1,413	$49,543

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2018, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the years ended December 31, 2018 and 2017. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. We do not hold material Level 3 securities, and therefore, there were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2018 or 2017.

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2018	2017
Computers and software	3 - 5	$752	$749
Office equipment and furniture	5	832	872
Manufacturing equipment	5	242	242
Leasehold improvements	5 - 10	3,082	4,824
Leased assets	5	59	59
Total property and equipment		4,967	6,746
Less accumulated depreciation and amortization		(1,580)	(2,941)
Property and equipment, net		$3,387	$3,805

Depreciation and amortization expense was $0.6 million, $0.5 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Compensation and benefits	$1,524	$2,489
Restructuring (severance)	1,419	1,077
Pharmaceutical development expenses	231	444
Accrued interest	88	158
Other accrued expenses and other current liabilities	43	135
Total accrued expenses and other current liabilities	$3,305	$4,303

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. As of December 31, 2018, there was $15.8 million aggregate principal balance outstanding under the terms loans. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of each of Term Loans A and B, and 2.0% of Term Loan C, if the prepayment occurs on or between April 1, 2018 and March 31, 2019, and 1.0% of Term Loan C, if the prepayment occurs on or after April 1, 2019.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena common stock, of which 5,728 shares remain outstanding as of December 31, 2018. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470‑20‑25‑2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of its common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of December 31, 2018, borrowings of $15.8 million attributable to Term Loans A, B and C are outstanding. Interest expense of $1.4 million, $1.7 million and $1.2 million was recorded during the years ended December 31, 2018, 2017 and 2016, respectively. The Company incurred lender and third-party costs of $1.0 million, related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. A total of $0.2 million, $0.3 million and $0.1 million of debt discount and debt issuance costs were amortized to interest expense during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Gross proceeds	$15,833	$28,500
Debt discount and debt issuance costs (1)	1,540	(350)
Carrying value	17,373	28,150
Current portion of loans payable, net	12,562	12,425
Loans payable, net	$4,811	$15,725

(1)	The accretion of the final fee payment is presented as part of Debt discount and debt issuance costs, a component of loans payable, as of December 31, 2018 and as other long-term liabilities as of December 31,

2017.

Aggregate maturities of long-term debt as of December 31, 2018 are as follows (in thousands):

2019	$12,667
2020	3,166
2021	—
2022	—
2023	—
$15,833
Debt Discount and deferred financing costs	(108)
$15,725

7. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 and 100,000,000 shares of common stock as of December 31, 2018 and December 31, 2017, respectively. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of each of December 31, 2018 and December 31, 2017. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement, or the Prior ATM Agreement, with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2018, the Company issued and sold 11.4 million shares of common stock under the Prior ATM Agreement at a weighted average price per share of $1.80. The net offering proceeds to the Company in 2018 for sales under the Prior ATM Agreement were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685) was declared effective by the SEC. Accordingly, as of December 31, 2018, there was no remaining capacity available under this ATM facility.

In June 2018, the Company filed a $175.0 million shelf registration statement that included an ATM sales facility to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. Sales of the shares are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. During 2018, the Company sold approximately 8.5 million shares under this facility, at a weighted average share price of $1.60, which yielded net proceeds to the Company of approximately $13.2 million after deducting related expenses, including commissions. As of December 31, 2018, there was approximately $36.4 million of available capacity under this ATM facility.

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

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, effective January 1, 2017, pursuant to which the Company reserved 500,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Plan provides for nonstatutory stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635‑1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

Under all Plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors or its designee. Vesting generally occurs over a period of not greater than four years. For performance-based stock awards, the Company recognizes expense when achievement of the performance factor is probable, over the requisite service period.

The estimated grant‑date fair value of the Company’s share‑based awards is amortized ratably over the awards’ service periods. Share‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,077	$1,954	$3,511
General and administrative	3,290	4,433	2,392
Total stock-based compensation	$4,367	$6,387	$5,903

Stock Options

A summary of stock option activity and related information through December 31, 2018 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2016	6,370,578	$6.10	7.60
Granted	4,187,344	3.96
Exercised	(293,809)	1.23
Forfeitures	(1,639,890)	(6.18)
Balance, December 31, 2017	8,624,223	$5.22	7.17
Granted	4,065,375	1.70
Exercised	(132,952)	0.63
Forfeited/Cancelled	(4,291,439)	(4.38)
Balance, December 31, 2018	8,265,207	$3.99	6.99
Vested or expected to vest at December 31, 2018	8,265,207	$3.99	6.99
Exercisable at December 31, 2018	3,748,149	$5.08	4.79

The intrinsic value of the options exercisable as of December 31, 2018 was immaterial, based on the Company’s closing stock price of $0.43 per share and a weighted average exercise price of $5.08 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the year ended December 31, 2018, 2017 and 2016 was estimated at $1.13, $2.68 and $5.26 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term of options (in years)	5.8	6.2	6.2
Risk-free interest rate	2.8%	2.0%	1.5%
Expected volatility	71.7%	75.6%	68.6%
Dividend yield	—%	—%	—%

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

•

Expected stock price volatility: The Company estimated the expected volatility base on its actual historical volatility of the Company’s stock price. The Company calculated the historical volatility by using daily closing prices over a period of the expected term of the associated award. Prior to January 1, 2018, the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly‑traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would have decreased the fair value of the underlying instrument. The impact of this change had an immaterial effect on the Company’s financial results for the year ended December 31, 2018.

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

•	Estimated forfeiture rate: In 2016, upon adoption of ASU 2016‑09, the Company elected to record forfeitures upon occurrence, rather than utilizing an estimate.

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

As of December 31, 2018, there was $5.9 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 2.13 years.

Restricted Stock Units

On December 6, 2018, the Company granted 1,255,000 restricted stock unit awards, or RSUs, to employees. The units vest subject to the satisfaction of service requirements as follows: 25% vest on June 1, 2019, 25% vest on December 1, 2019, and the remaining vest on December 6, 2021. The closing price of the Company’s common stock on the date of the grant was $0.64 per share, which is the fair market value per unit of the RSUs.

For the year ended December 31, 2018, the Company recorded less than $0.1 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations. As of December 31, 2018, there were 1,255,000 RSUs outstanding.

As of December 31, 2018, there was $0.8 million of total unrecognized compensation expense related to unvested restricted stock units that will be recognized over the weighted average remaining period of 1.93 years.

Shares Available for Future Grant

At December 31, 2018, the Company has the following shares available to be granted:

		Inducement
	2013 Plan	Plan
Available at December 31, 2017	991,613	293,000
Authorized	2,492,431	—
Granted	(4,998,375)	(322,000)
Forfeited/Cancelled	4,118,314	173,125
Available at December 31, 2018	2,603,983	144,125

Shares Reserved for Future Issuance

At December 31, 2018, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,909,332
Restricted stock units outstanding under 2013 Plan	1,255,000
Shares available for future grant under 2013 Plan	2,603,983
Stock options outstanding under Inducement Plan	355,875
Shares available for future grant under Inducement Plan	144,125
Employee stock purchase plan	225,806
Warrants outstanding	123,091
Total shares of common stock reserved for future issuance	12,617,212

8. Commitments and Contingencies

Licenses

License Agreement with Allergan plc

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

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of oliceridine for the management of moderate-to-severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone of up to $0.5 million if oliceridine is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, Trevena also granted Pharmbio an option to manufacture oliceridine, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

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

See Note 9 for accounting analysis under ASC 606.

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate-to-severe acute pain in China. Under this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, Trevena also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

See Note 9 for accounting analysis under ASC 606.

Operating Leases

Lease Expense

The Company leases office space in Pennsylvania. The Company’s leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

In October 2017, the Company terminated its lease related to vivarium space in Exton, Pennsylvania, under an agreement expiring on December 31, 2018. The Company incurred termination fees equivalent to three months’ rent, totaling less than $0.1 million, in relation to the early termination of this agreement. Additionally, in November 2017, the Company provided notice of its intent to terminate its facility lease of approximately 16,714 square feet of office and laboratory space in King of Prussia, Pennsylvania, under an agreement that expires in September 2020. The Company paid the landlord a $0.15 million termination fee on the date the Company exercised the termination option. This lease was deemed terminated on August 15, 2018.

Rent expense under operating leases was $1.5 million, $1.3 million and $0.6 million in 2018, 2017 and 2016, respectively.

Future minimum lease payments under noncancelable lease agreements as of December 31, 2018, are as follows (in thousands):

Operating Lease
2019	$1,275
2020	1,352
2021	1,376
2022	1,401
2023 and beyond	8,011
Total minimum lease payments	$13,415

The Company had deferred rent of $3.1 million at December 31, 2018 and 2017 related to its facility leases.

Sublease Rental Income

Per above, the Company entered into a sublease agreement with Vanguard on October 11, 2018. We recognize sublease income on a straight-line basis over the life of the sublease agreement. The following future minimum lease payments due to the Company from its sublease agreements at December 31, 2018, are as follows (in thousands):

Sublease
2019	$1,075
2020	1,078
2021	944
2022	—
2023 and beyond	—
Total minimum lease payments	$3,097

Sublease rental income totaled $0.1 million during the fiscal year ended December 31, 2018. There was no sublease income in 2017 or 2016. Assuming Vanguard extends the lease through both renewal terms, we will recognize an additional $7.0 million in other income over the period of November 2021 through November 2027.

Legal Proceedings

In October and November 2018, the Company and certain of its current and former officers were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA. In each case, the plaintiffs allege that the Company and the officers made false and misleading statements in violation of federal securities laws regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, and attorneys’ fees and other costs. In January 2019, the three lawsuits were consolidated into one action. On March 6, 2019, the District Court held a hearing to appoint the lead plaintiff and lead counsel, and a consolidated amended complaint will be filed after such appointments are made. The Company believes that the lawsuits are without merit, and it intends to vigorously defend itself against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Two of the derivative actions have been stayed in favor of the consolidated securities lawsuits, and the Company expects that the third derivative action will be stayed as well.

9. Revenue

The Company accounts for revenue under FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, under which revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

License Revenue recorded under ASC 606

License revenue for the year ended December 31, 2018 represents revenue from contracts with customers in licensing arrangements accounted for in accordance with ASC 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2 and Note 8. For the year ended December 31, 2018, the Company recognized $3.0 million related to its agreement with Pharmbio and $2.7 million related to its agreement with Nhwa. There was no license revenue activity in 2017.

Revenue related to the Pharmbio agreement was recognized in the third quarter of 2018, when the Company satisfied its performance obligation in July 2018. Revenue related to the upfront payments received from Nhwa was recognized in the second quarter of 2018, once the related performance obligation was satisfied in June 2018. Both of these performance obligations were satisfied once the Company had transferred the license and know-how and each party could begin to benefit from the transfer. The Company determined that participation in the Joint Development Committees and Joint Manufacturing and Commercialization Committees were deemed immaterial in the context of the contract.. The income tax expense resulting from these transactions represents foreign withholding taxes as a result of license revenue from the contracts. As the Company has incurred losses in recent years, no material U.S. federal, state, or foreign income taxes have been accrued.

Collaboration Revenue recorded under ASC 605

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

10. Restructuring Charges

On November 8, 2018, upon the approval of the Company's Board of Directors, the Company announced a restructuring of approximately one-third of the Company's workforce, or 14 employees, as well as other cost saving initiatives intended to lower the Company's annualized net operating cash burn. The Company completed the restructuring on December 31, 2018. The Company has determined that the total costs related to the restructuring are approximately $1.4 million, all of which is expected to result in future cash outlays, primarily related to severance costs and benefit-related expenses. The Company recorded these charges in the fourth quarter of 2018.

On October 11, 2017, upon the approval of the Company’s Board of Directors, the Company announced a restructuring and reduction in force of approximately 30% of the Company’s workforce, or 21 employees. As part of this restructuring, the Company also halted its investment in early stage research. The Company incurred pre-tax restructuring charges of $1.8 million during the year ended December 31, 2017, primarily related to severance and personnel related costs in addition to lease termination payments, as detailed below.

In October 2017, in connection with the Company’s restructuring and reduction in force, the Company terminated its lease related to vivarium space in Exton, Pennsylvania, under an agreement expiring on December 31, 2018. The Company incurred termination fees equivalent to three months’ rent, totaling less than $0.1 million, in relation to the early termination of this agreement.

Additionally, in November 2017, the Company provided notice of its intent to terminate its facility lease of approximately 16,714 square feet of office and laboratory space in King of Prussia, Pennsylvania, under an agreement that expires in September 2020. The Company paid the landlord a $0.15 million termination fee on the date the Company exercised the termination option. As a result, this lease was deemed terminated on August 15, 2018.

The following table summarizes the restructuring balances at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Balance, January 1	$1,077	$—
Current year restructuring costs	1,427	1,774
Payment of employee severance costs	(1,085)	(478)
Lease termination costs	—	(219)
Balance, December 31	$1,419	$1,077

11. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(30,784)	$(71,865)	$(102,994)
Net loss attributable to common stockholders	$(30,784)	$(71,865)	$(102,994)
Weighted average common shares outstanding	73,558,548	59,436,649	52,398,521
Net loss per share of common stock - basic and diluted	$(0.42)	$(1.21)	$(1.97)

The following outstanding securities at December 31, 2018, 2017 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	December 31,
	2018	2017	2016
Options outstanding	8,265,207	8,624,223	6,370,578
Restricted stock units outstanding	1,255,000	—	—
Warrants	123,091	123,091	60,850
Total	9,643,298	8,747,314	6,431,428

12. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in thousands):

Balance, January 1, 2017	$2
Net unrealized loss arising during the period	(44)
Balance, December 31, 2017	$(42)
Net unrealized gain on marketable securities	33
Balance, December 31, 2018	$(9)

There were no reclassifications out of accumulated other comprehensive income or loss as well as no tax effect for all periods presented.

13. Income Taxes

As the Company has historically incurred net operating losses, the Company has not recorded a provision for income taxes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21 percent, (2) elimination of the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) creating the base erosion and anti-abuse tax, or BEAT, a new minimum tax; (6) limitation on the deductibility of certain executive compensation; (7) enhancing the option to claim accelerated depreciation deductions on qualified property and (8) limitations on net operating losses, or NOLs, generated after December 31, 2017, to 80 percent of taxable income.

The income tax provision for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Current:
Federal	$745	$—
State	—	—
Total	745	—
Deferred
Federal	—	—
State	—	—
Total	—	—
Total income tax provision (benefit)	$745	$—

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

Significant components of the Company’s net deferred tax assets as of December 31, 2018 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$18,942	$16,042
Research and development credits	13,086	12,239
Research and development expenses capitalized for tax purposes	88,485	83,707
Deferred rent	321	365
Depreciation	19	427
Other temporary differences	4,823	3,203
Total deferred tax assets	125,676	115,983
Deferred tax liabilities:
Prepaid expenses	(64)	(65)
Total deferred tax liabilities	(64)	(65)
Net deferred tax assets	125,612	115,918
Less valuation allowance	(125,612)	(115,918)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2018	2017	2016
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	34.0%	34.0%
Permanent Differences	(0.1)%	0.1%	—%
State taxes, net of federal benefit	7.9%	6.7%	6.6%
Research and development credit	2.8%	1.7%	4.0%
Rate change due to tax reform	—%	(58.5)%	—
Withholding Tax	(2.4)%	—%	—%
Other	—%	1.0%	—%
Change in valuation allowance	(31.6)%	15.0%	(44.6)%
Effective income tax rate	(2.4)%	—%	—%

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $65.5 million and $65.6 million that begin to expire at various dates starting in 2028. As of December 31, 2018, the Company had federal research and development tax credit carryforwards of $13.1 million that begin to expire at various dates starting in 2028. The Company’s ability to utilize net operating loss carryforwards, or NOLs, or tax credit carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

The Company files income tax returns in the U.S. and the Commonwealth of Pennsylvania. Tax years for fiscal 2015 through 2017 are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes in the future any tax attribute NOL carryforwards from a tax period that may otherwise be closed to examination, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the NOL carryforwards upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state items.

14. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During 2018, 2017 and 2016, the Company provided matching contributions of $0.4 million, $0.4 million and $0.4 million, respectively.

15. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share amounts)
2018
Total revenue	$—	$2,500	$3,000	$232
Loss from operations	$(9,693)	$(8,595)	$(4,258)	$(7,951)
Net loss	$(9,021)	$(9,304)	$(4,483)	$(7,976)
Net loss per share of common, basic and diluted	$(0.14)	$(0.13)	$(0.06)	$(0.10)
Weighted average shares outstanding, basic and diluted	64,562,236	69,664,994	77,445,675	82,323,393
2017
Total revenue	$—	$—	$—	$—
Loss from operations	$(20,975)	$(19,884)	$(15,413)	$(14,115)
Net loss	$(20,714)	$(20,432)	$(15,999)	$(14,720)
Net loss per share of common, basic and diluted	$(0.36)	$(0.35)	$(0.27)	$(0.24)
Weighted average shares outstanding, basic and diluted	56,894,672	58,381,868	60,113,327	62,290,002

The quarters presented above have been adjusted to reflect the adoption of ASU 2016‑09 and related impact, that is deemed immaterial, of electing to recognize forfeitures of share-based payment awards as they occur rather than using an estimate.

16. Subsequent Events

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Company’s existing registration statement on Form S-3. The net proceeds to the Company from the offering were approximately $9.2 million, after deducting after deducting fees and the expenses of the placement agent. The Company intends to use the net proceeds from the offering primarily for the development of oliceridine and for general corporate purposes.

Pursuant to a letter agreement dated January 28, 2019, the Company engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Vice President, Finance (Principal Financial Officer and Accounting Officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act as of December 31, 2018.

Based on that evaluation, our management, including our CEO and Vice President, Finance, concluded that as of December 31, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‑K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes-Oxley Act. Because the Company qualifies as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Item 1. Election of Directors” in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Executive Officers

The information concerning our executive offers required by this Item 10 is provided under the caption “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10‑K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Code of Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption “Code of Ethics” in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Audit Committee

The information required by this Item 10 with respect to our Audit Committee is incorporated herein by reference to the information contained under the caption “Corporate Governance” in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted-Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans (1)(2)(3)
Equity compensation plans approved by stockholders	9,164,332	$4.08	2,603,983
Equity compensation plans not approved by stockholders	355,875	1.95	144,125
Total	9,520,207	$4.00	2,748,108

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

(2)

Includes 2,603,983 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.

On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 500,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2018, 144,125 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2019 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

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
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2018).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on February 5, 2014).
4.1	Reference is made to Exhibits 3.1 and 3.3.
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

4.4

Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), originally filed with the SEC on October 9, 2013).

4.5

Form of Warrant issued by Trevena, Inc. to H.C. Wainwright & Co., LLC or its designees (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

10.1

Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.2#

Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10‑K filed with the SEC on March 8, 2017).

10.3+

First Amendment dated June 12, 2017 to Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on August 3, 2017).

10.4

Sublease Agreement dated as of October 11, 2018 by and between The Vanguard Group, Inc. and Trevena, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.5+

2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S 1, as amended (File No. 333 191643), filed with the SEC on October 9, 2013).

10.6+

Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.7+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S 8 (File No. 333 195957), filed with the SEC on May 14, 2014).
10.8+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.9+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10‑Q, filed with the SEC on May 7, 2015).

10.10+

Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.11+	Trevena, Inc. Inducement Plan, effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 19, 2016).
10.12+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Trevena, Inc. Inducement Plan (incorporated by referenced to Exhibit 10.2 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 19, 2016).

10.13+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with Trevena, Inc. Inducement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 19, 2016).

10.14+

Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on January 5, 2015).

10.15+

Trevena, Inc. Non‑Employee Director Compensation Policy, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 11, 2015).

10.16+	Trevena, Inc. Non-Employee Director Compensation Policy, effective as of February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 2, 2018.
10.17+

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.18+

Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.19+

Executive Employment Agreement dated as of October 1, 2018 by and between Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 1, 2018).

10.20+

Executive Employment Agreement, dated as of February 1, 2018, by and between the Registrant and Carrie L. Bourdow (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2018).

10.21+#	Executive Employment Agreement effective as of May 21, 2018 by and between Trevena, Inc. and Mark A. Demitrack.
10.22+#	Executive Employment Agreement effective as of December 6, 2018 by and between Trevena, Inc. and Robert T. Yoder.
10.23

Loan and Security Agreement, dated September 19, 2014, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on September 22, 2014).

10.24

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on April 13, 2015).

10.25

Second Amendment to Loan and Security Agreement dated December 23, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as the successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 23, 2015).

10.26

Third Amendment to Loan and Security Agreement dated December 30, 2016, by and between Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on January 4, 2017).

10.27

Fourth Amendment and Consent to Loan and Security Agreement dated as of October 11, 2018 by and between Oxford Finance LLC, Pacific Western Bank, and Trevena, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.28

Common Stock Sales Agreement, dated June 15, 2018, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on June 15, 2018).

10.29

Common Stock Sales Agreement, dated December 14, 2015, by and between Trevena, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed with the SEC on December 14, 2015).

10.30*

Master Commercial Supply Agreement dated October 20, 2017 by and between Alcami Corporation and Trevena, Inc. (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.31*

Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc. dated as of December 15, 2016 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.32

Engagement Letter, dated as of January 28, 2019, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

10.33

Form of Securities Purchase Agreement, dated as of January 29, 2019, by and among Trevena, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

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
101#

The following financial information from this Annual Report on Form 10‑K for the periods ended December 31, 2018 and 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2018 and 2017, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: March 13, 2019

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019
Carrie L. Bourdow

/s/ John P. Hamill	Vice President, Finance (Principal Financial and Accounting Officer)	March 13, 2019
John P. Hamill

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 13, 2019
Leon O. Moulder, Jr

/s/ Maxine Gowen	Director	March 13, 2019
Maxine Gowen, Ph.D.

/s/ Scott Braunstein	Director	March 13, 2019
Scott Braunstein, M.D.

/s/ Michael R. Dougherty	Director	March 13, 2019
Michael R. Dougherty

/s/ Julie H. McHugh	Director	March 13, 2019
Julie H. McHugh

/s/ Jake R. Nunn	Director	March 13, 2019
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 13, 2019
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 13, 2019
Barbara Yanni