Form 10-Q
period 2019-03-31
TREVENA INC
filed 2019-05-10
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TRVN	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 8, 2019: 92,353,638

ii

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10‑K, or the “Annual Report.” In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	any ongoing or planned clinical trials and preclinical studies for our product candidates;

•	the extent of future clinical trials potentially required by the FDA for our product candidates;

•	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

•	our plans to develop and potentially commercialize our product candidates;

•	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

•	our sales, marketing, and manufacturing capabilities and strategies;

•	our intellectual property position;

•	ongoing litigation; and

•	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,261	$32,892
Marketable securities	39,802	28,590
Prepaid expenses and other current assets	1,581	607
Total current assets	61,644	62,089
Restricted cash	1,305	1,303
Property and equipment, net	3,238	3,387
Right-of-use lease asset	5,702	—
Total assets	$71,889	$66,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$358	$1,416
Accrued expenses and other current liabilities	1,956	3,305
Current portion of loans payable, net	14,330	12,562
Lease liability	563	—
Deferred rent	—	207
Total current liabilities	17,207	17,490
Loans payable, net	—	4,811
Leases, net of current portion	8,281	20
Deferred rent, net of current portion	—	2,931
Warrant liability	14	1
Total liabilities	25,502	25,253
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized; 92,353,638 and 82,323,413 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	92	82
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	439,735	429,727
Accumulated deficit	(393,443)	(388,274)
Accumulated other comprehensive loss	3	(9)
Total stockholders’ equity	46,387	41,526
Total liabilities and stockholders’ equity	$71,889	$66,779

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
License revenue	$—	$—
Total revenue	—	—
Operating expenses:
General and administrative	3,060	5,072
Research and development	2,154	4,598
Restructuring charges	—	23
Total operating expenses	5,214	9,693
Loss from operations	(5,214)	(9,693)
Other income (expense):
Change in fair value of warrant liability	(12)	—
Net gain on asset disposals	—	223
Other income, net	257	928
Interest income	153	199
Interest expense	(353)	(678)
Total other income	45	672
Net loss attributable to common stockholders	$(5,169)	$(9,021)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	12	(4)
Other comprehensive gain (loss), net	12	(4)
Comprehensive loss	$(5,157)	$(9,025)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.14)
Weighted average common shares outstanding, basic and diluted	88,897,292	64,562,236

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	754
Exercise of stock options	30,225	—	21	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$(393,443)	$3	$46,387

Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	1,498	—	—	1,498
Exercise of stock options	88,048	—	57	—	—	57
Issuance of common stock, net of issuance costs	5,204,893	6	9,148	—	—	9,154
Unrealized gain on marketable securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(9,021)	—	(9,021)
Balance, March 31, 2018	67,603,736	$68	$402,806	$(366,511)	$(46)	$36,317

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(5,169)	$(9,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	171
Stock-based compensation	754	1,498
Noncash interest expense on loans	123	237
Revaluation of warrant liability	12	—
Amortization (accretion) of bond premium (discount) on marketable securities	(159)	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(974)	(454)
Accounts payable, accrued expenses and other liabilities	(2,419)	(2,832)
Net cash used in operating activities	(7,683)	(10,406)
Investing activities:
Purchases of property and equipment	—	(144)
Maturities of marketable securities	18,179	16,500
Purchases of marketable securities	(29,219)	(10,402)
Net cash (used in) provided by investing activities	(11,040)	5,954
Financing activities:
Proceeds from exercise of common stock options	21	57
Proceeds from issuance of common stock, net	9,243	9,154
Capital lease payments	(3)	(3)
Repayments of loans payable, net	(3,167)	(3,167)
Net cash provided by financing activities	6,094	6,041
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,629)	1,589
Cash, cash equivalents and restricted cash—beginning of period	34,195	17,970
Cash, cash equivalents and restricted cash—end of period	$21,566	$19,559
Supplemental disclosure of cash flow information:
Cash paid for interest	$229	$464
Fair value of common stock warrants issued to underwriters	$347	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2019

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients affected by central nervous system, or CNS, conditions. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein it agreed that the current oliceridine safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company submitted a detailed protocol and analysis plan to the FDA and has received feedback from the FDA on key design elements for the study and analysis plan. The Company anticipates initiating the study in the first half of 2019. To address remaining items in the CRL, the FDA indicated that the Company should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when the Company resubmits the oliceridine NDA.

Since its inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2019, the Company had an accumulated deficit of $393.4 million. The Company’s net loss was $5.2 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company expects its cash and cash equivalents of $20.3 million and marketable securities of $39.8 million as of March 31, 2019, together with interest thereon, to be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2020.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of March 31, 2019, its results of operations and its comprehensive loss for the three months ended March 31, 2019 and 2018, its statement of stockholders’ equity for the period from January 1, 2019 to March 31, 2019, and its cash flows for the three months ended March 31, 2019 and 2018. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2018. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Leases

The Company adopted ASU 2016‑02, Leases (Topic 842), and all applicable amendments as of January 1, 2019 using a modified retrospective approach. The Company determines if an arrangement is a lease at inception. Operating leases are included in long-term right-of-use assets and current and long term lease liabilities on our consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The right-of-use assets are tested for impairment according to ASC 360. See Note 6 for details. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these immaterial leases on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component under the practical expedient provisions of the standard. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract.

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

License Revenues

The Company’s revenues have primarily been generated through licensing arrangements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. See Note 7.

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

The Company also assesses whether there is an option in a contract to acquire additional goods or services. An option gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that the Company considers in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount), and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, the Company recognizes revenue when those future goods or services are transferred or when the options expire.

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

Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings. This option would be available in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or a portion thereof) is recorded. This is effective for the Company beginning after December 15, 2018, with early adoption permitted. These amendments should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S federal corporate income tax rate in the TCJA is recognized. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act and allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the TCJA enactment date. The Company has completed its analysis of the impacts of the TCJA, including analyzing the effects of any Internal Revenue Service, or IRS, and U.S. Treasury guidance issued, and state tax law changes enacted, within the maximum one year measurement period resulting in no significant adjustments to the provisional amount previously recorded.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted the standard on January 1, 2019 using a modified retrospective approach. The Company recognized a right-of-use asset and corresponding lease liability related to its operating leases as of the date of adoption. The Company elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company elected not to separate lease and non-lease components and will not apply the hindsight practical expedient. The adoption of this standard resulted in recording additional net lease assets and lease liabilities of approximately $5.7 million and $8.8 million, respectively. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,212	$—	$—	$9,212	$7,907	$1,305	$—
Level 1 (1):
Money market funds	11,356	—	—	11,356	11,356	—	—
U.S. treasury securities	37,303	—	3	37,306	998	—	36,308
Subtotal	48,659	—	3	48,662	12,354	—	36,308
Level 2 (2):
U.S. government agency securities	3,494	—	—	3,494	—	—	3,494
Total	$61,365	$—	$3	$61,368	$20,261	$1,305	$39,802

	December 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,992	$—	$—	$10,992	$9,689	$1,303	$—
Level 1 (1):
Money market funds	23,203	—	—	23,203	23,203	—	—
U.S. treasury securities	18,938	—	(4)	18,934	—	—	18,934
Subtotal	42,141	—	(4)	42,137	23,203	—	18,934
Level 2 (2):
U.S. government agency securities	9,661	—	(5)	9,656	—	—	9,656
Total	$62,794	$—	$(9)	$62,785	$32,892	$1,303	$28,590

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of March 31, 2019, the Company did not hold any investment securities exceeding a one-year maturity.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2019 and 2018. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. As of December 31, 2018, there was $15.8 million aggregate principal balance outstanding under the term loans. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of March 31, 2019. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of March 31, 2019, borrowings of $12.7 million attributable to Term Loans A, B, and C are outstanding. Interest expense of $0.2 million and $0.4 million was recorded during the three months ended March 31, 2019 and 2018, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Gross proceeds	$12,667	$15,833
Debt discount and debt issuance costs	1,663	1,540
Carrying value	14,330	17,373
Current portion of loans payable, net	14,330	12,562
Loans payable, net	$—	$4,811

5. Stockholders’ Equity

Equity Offerings

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement, or the Prior ATM Agreement, with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2018, the Company issued and sold 11.4 million shares of common stock under the Prior ATM Agreement at a weighted average price per share of $1.80. The net offering proceeds to the Company in 2018 for sales under the Prior ATM Agreement were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685) was declared effective by the SEC. Accordingly, as of March 31, 2019, there was no remaining capacity available under this ATM facility.

In June 2018, the Company filed a $175.0 million shelf registration statement that included an ATM sales facility to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. Sales of the shares are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. During 2018, the Company sold approximately 8.5 million shares under this facility, at a weighted average share price of $1.60, which yielded net proceeds to the Company of approximately $13.2 million after deducting related expenses, including commissions. There were no sales under this facility during the three months ended March 31, 2019. As of March 31, 2019, there was approximately $36.4 million of available capacity under this ATM facility.  See Note 11 for additional details surrounding the Company’s ATM facility.

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Company’s existing registration statement on Form S-3. The net proceeds to the Company from the offering were approximately $9.2 million, after deducting fees and the expenses of the placement agent.

Pursuant to a letter agreement dated January 28, 2019, the Company engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. The warrants are classified as equity and recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$232	$358
General and administrative	522	1,140
Total stock-based compensation	$754	$1,498

Stock Options

A summary of stock option activity and related information through March 31, 2019 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2018	8,265,207	$3.99	6.99
Granted	27,000	1.53
Exercised	(30,225)	0.68
Forfeited/Cancelled	(1,222,863)	(5.02)
Balance, March 31, 2019	7,039,119	$3.82	7.18
Vested or expected to vest at March 31, 2019	7,039,119	$3.82	7.18
Exercisable at March 31, 2019	3,753,725	$4.90	5.77

The intrinsic value of the options exercisable as of March 31, 2019 was $0.2 million, based on the Company’s closing stock price of $1.56 per share and a weighted average exercise price of $4.90 per share. At March 31, 2019, there was $4.4 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 2.04 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s common stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s common stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2019 and 2018 was estimated at $1.04 and $1.19 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2019	2018
Expected term of options (in years)	6.3	5.8
Risk-free interest rate	2.5%	2.7%
Expected volatility	75.4%	76.0%
Dividend yield	0%	0%

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

For the three months ended March 31, 2019, the Company recorded $0.1 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations. As of March 31, 2019, there were 1,240,000 RSUs outstanding.

As of March 31, 2019, there was $0.7 million of total unrecognized compensation expense related to unvested restricted stock units that will be recognized over the weighted average remaining period of 1.69 years.

Shares Available for Future Grant

At March 31, 2019, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2018	2,603,983	144,125
Authorized	3,292,936	—
Granted	(82,000)	—
Forfeited/Cancelled	1,279,488	13,375
Available at March 31, 2019	7,094,407	157,500

Shares Reserved for Future Issuance

At March 31, 2019, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	6,696,619
Restricted stock units outstanding under 2013 Plan	1,240,000
Shares available for future grant under 2013 Plan	7,094,407
Stock options outstanding under Inducement Plan	342,500
Shares available for future grant under Inducement Plan	157,500
Employee stock purchase plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	16,379,923

6. Commitments and Contingencies

Leases

We lease office space in Chesterbrook, Pennsylvania and equipment. We sublease the second floor of our Chesterbrook, Pennsylvania office space to a third party. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019	December 31, 2018
Operating Leases
Operating lease right-of-use assets	$5,702	$—

Other current liabilities	563	—
Operating lease liabilities	8,281	—
Total operating lease liabilities	$8,844	$—

Finance Leases
Property and equipment, at cost	$59	$59
Accumulated depreciation	(31)	(29)
Property and equipment, net	28	30
Other current liabilities	10	10
Other long-term liabilities	18	20
Total finance lease liabilities	$28	$30

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2019	2018
Operating lease costs:
Operating lease rental expense	$306	$453
Other income	(328)	—
Total operating lease costs	$(22)	$453

Finance lease costs:
Amortization of right-of-use assets	3	3
Interest on lease liabilities	1	1
Total finance lease costs	$4	$4

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(22)	$(453)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(3)	(3)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,702	—
Finance leases	—	—

Our operating lease liabilities will mature, as follows:

	Operating Leases	Financing Leases
2019 (April 1 - December 31)	$1,031	$9
2020	1,352	10
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024 and beyond	6,586	—
Total minimum lease payments	$13,171	$31
Interest Expense	(4,327)	(3)
Lease liability	$8,844	$28

Per the terms of our sublease, we expect the following inflows:

Sublease
2019 (April 1 - December 31)	$806
2020	1,078
2021	944
2022	—
2023	—
2024 and beyond	—
Total minimum lease payments	$2,828

Lease term and discount rates are as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average remaining lease term (years)
Operating leases	10	11
Finance leases	2	3
Weighted average discount rate
Operating leases	9.2%	0.0%
Finance leases	6.5%	6.5%

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

7. Licensing Arrangements

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone of up to $0.5 million if oliceridine is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, the Company also granted Pharmbio an option to manufacture oliceridine, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(5,169)	$(9,021)
Net loss attributable to common stockholders	$(5,169)	$(9,021)
Weighted average common shares outstanding	88,897,292	64,562,236
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.14)

The following outstanding securities at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2019	2018
Options outstanding	7,039,119	10,397,243
Restricted stock units outstanding	1,240,000	—
Warrants	623,091	123,091
Total	8,902,210	10,520,334

9. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, January 1, 2018	$(42)
Net unrealized loss arising during the period	33
Balance, December 31, 2018	$(9)
Net unrealized gain on marketable securities	12
Balance, March 31, 2019	$3

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2019 and 2018. There was no tax effect during the three months ended March 31, 2019 and 2018.

10. Restructuring Charges

On November 8, 2018, upon the approval of the Company's Board of Directors, the Company announced a restructuring of approximately one-third of the Company's workforce, or 14 employees, as well as other cost-saving initiatives intended to lower the Company's annualized net operating cash burn. The Company completed the restructuring on December 31, 2018. The Company recorded restructuring charges of approximately $1.4 million in the fourth quarter of 2018, all of which resulted in future cash outlays, primarily related to severance costs and benefit-related expenses.

The following table summarizes the restructuring balances at March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, January 1	$1,419	$1,077
Current year restructuring costs	—	—
Payment of employee severance costs	(1,084)	(705)
Balance, March 31	$335	$372

11. Subsequent Events

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, oliceridine, and for general corporate purposes.

Additionally, the Company terminated its Common Stock Sales Agreement, dated June 15, 2018, with Cowen and Company, LLC, which had available capacity of approximately $36.4 million immediately prior to termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10‑Q and with our audited financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission, or SEC, on March 13, 2019. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G protein biased mu-opioid receptor, or MOR, ligand, for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where intravenous, or IV, administration of opioids is warranted. We have completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also have completed Phase 3 open label safety study (ATHENA) in which 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We anticipate initiating the study in the first half of 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.

•

TRV250: We are developing TRV250, a G protein biased delta-opioid receptor, or DOR, as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like those seen with morphine or oxycodone. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to Phase 2 proof of concept evaluation in patients.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2019, we had an accumulated deficit of $393.4 million. Our net loss was $5.2 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250 or TRV734.

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

Recent Developments

Regulatory Activities

On May 8, 2019 we received a letter from the FDA regarding our IND for oliceridine injection.  This letter was in response to our submission of a draft healthy volunteer study protocol, and statistical analysis plan.  The FDA confirmed that the study can be conducted in healthy volunteers over a 24-hour period.   We expect the study will be performed at a single site as a three-period crossover design that includes oliceridine, placebo, and moxifloxacin as a positive control.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

Equity Offerings

On January 29, 2019, we entered into securities purchase agreements with two institutional investors wherein we agreed to sell to the investors an aggregate of 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to our existing registration statement on Form S-3. The net proceeds to us from the offering were approximately $9.2 million, after deducting fees and the expenses of the placement agent. We are using the net proceeds from the offering primarily for the development of oliceridine and for general corporate purposes.

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

On April 17, 2019, we entered into a Common Stock Sales Agreement with Wainwright as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, oliceridine, and for general corporate purposes.

Additionally, we terminated our Common Stock Sales Agreement, dated June 15, 2018, with Cowen and Company, LLC.

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

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue until the loan matures on March 1, 2020. As of March 31, 2019, $12.7 million remains outstanding under the credit facility. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of March 31, 2019. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10‑K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

See Note 5, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black‑Scholes option pricing model, as well as a summary of the stock option activity under our stock‑based compensation plan for all years presented.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended
	March 31,
	2019	2018	Change
Revenue:
License revenue	$—	$—	$—
Total revenue	—	—	—
Operating expenses:
General and administrative	3,060	5,072	(2,012)
Research and development	2,154	4,598	(2,444)
Restructuring	—	23	(23)
Total operating expenses	5,214	9,693	(4,479)
Loss from operations	(5,214)	(9,693)	4,479
Other income (expense):
Change in fair value of warrant liability	(12)	—	(12)
Net gain (loss) on asset disposals	—	223	(223)
Other income, net	257	928	(671)
Interest income	153	199	(46)
Interest expense	(353)	(678)	325
Total other income (expense)	45	672	(627)
Net loss attributable to common stockholders	$(5,169)	$(9,021)	$3,852

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

General and administrative expenses decreased by $2.0 million, or 40%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily related to a reduction in headcount associated with the 2018 restructuring and reduction in force, resulting in decreases in personnel related costs, stock-based compensation expense and marketing expenditures.

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

Research and development expenses decreased by $2.4 million, or 53%, for the three months ended March 31, 2019, as compared to the same period in 2018. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	2019	2018
Personnel-related costs	$1,545	$2,277
Oliceridine	571	1,373
TRV027	—	27
TRV250	19	468
Other research and development	19	453
	$2,154	$4,598

The decrease in research and development expenses in 2019 was primarily attributable to a decrease in expenditures resulting from the 2018 restructuring and reduction in force and associated cost-saving initiatives.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At March 31, 2019, we had an accumulated deficit of $393.4 million, working capital of $44.4 million, cash and cash equivalents of $20.3 million, restricted cash of $1.3 million, and marketable securities of $39.8 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(7,683)	$(10,406)
Investing activities	(11,040)	5,954
Financing activities	6,094	6,041
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,629)	$1,589

Net cash used in operating activities

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $5.2 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash provided by investing activities

Net cash used by investing activities was $11.0 million for the three months ended March 31, 2019, and net cash provided by investing activities was $6.0 million for the three months ended March 31, 2018. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures in 2018 related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2019, which was primarily due to net proceeds of $9.2 million from the equity offering with Wainwright, offset by principal repayments on our Term Loans of $3.2 million.

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2018, which was primarily due to net proceeds of $9.2 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $3.2 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to address the items in the oliceridine CRL, including conducting an additional clinical study, continue clinical development of TRV250, and began IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents and marketable securities as of March 31, 2019, together with interest thereon, to be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the oliceridine CRL. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We anticipate initiating the study in the first half of 2019. Our assessment of these costs and activities may change in the future. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Vice President, Finance (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10‑Q.

Based on our evaluation, our CEO and Vice President, Finance concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the date of our Quarterly Report on Form 10‑Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

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

Since inception, we have incurred significant operating losses. Our net loss was $5.2 million for the three months ended March 31, 2019, and $30.8 million, $71.9 million, and $103.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $393.4 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

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

We estimate that our existing cash and cash equivalents and marketable securities as of March 31, 2019, together with interest thereon, and after giving effect to the restructuring described herein, to be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in our financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders. In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

The extent of our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including oliceridine, TRV250, TRV734, and TRV045;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;
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

Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 18, 2018, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, for the 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). While we regained compliance with this rule, in the future, if our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

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

Our MOR targeted product candidates, including oliceridine, are likely to be classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the Drug Enforcement Administration, or DEA.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse and no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. If approved by the FDA, we expect oliceridine to be regulated by the DEA as a Schedule II controlled substance.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. If approved, oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, and DSUVIA™ (sublingual sufentanil nanotabs), marketed by AcelRx. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a patient-controlled analgesia device which dispenses sublingual sufantanil nanotabs. Innocoll Holdings plc, and Heron Therapeutics Inc. have proprietary long‑acting reformulations of bupivacaine in development. Recro Pharma, Inc. is developing an IV version of the NSAID meloxicam. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with mu‑opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of the generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or analogous regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-

party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government‑funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop our product candidates and our product platform. The risks relating to our product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic program collaborators.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our nonclinical studies are conducted in accordance with good laboratory practice, or

GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of these clinical trials when completed on a government‑sponsored public database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for our MOR targeted product candidates, including oliceridine. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which will likely include the active ingredient in oliceridine. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions if oliceridine is approved for sale in the United States.

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

•

the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $0.39 per share as of May 6, 2019.

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

As described in “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, in October and November 2018, we and certain of our current and former directors and officers were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA. In each case, the plaintiffs allege that we and the officers made false and misleading statements in violation of federal securities laws regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs. In January 2019, the three lawsuits were consolidated into one action. On March 6, 2019, the District Court held a hearing to appoint the lead plaintiff and lead counsel, and a consolidated amended complaint will be filed after such appointments are made. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against the allegations.

In December 2018, a shareholder derivative action was filed against us and certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. These cases, which involve similar facts as the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits. Furthermore, such litigation could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business. These factors may materially and adversely affect the market price of our common stock.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of March 31, 2019, we had federal net operating loss carryforwards of approximately $69.3 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes‑Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ending December 31, 2019, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing for that year, as required by Section 404(a) of the Sarbanes‑Oxley Act. We will continue to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the warrants to purchase 500,000 shares of common stock that we issued to Wainwright or certain of its designees, pursuant to a letter agreement dated January 28, 2019, as disclosed on our Current Report on Form 8-K filed with the SEC on February 1, 2019, there were no unregistered sales of equity securities during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1

Engagement Letter, dated as of January 28, 2019, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

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

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) Statement of Stockholders’ Equity for the period from January 1, 2019 to March 31, 2019, (iv) Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: May 10, 2019

TREVENA, INC.

By:	/s/ JOHN P. HAMILL
John P. Hamill
Vice President, Finance