Form 10-Q
period 2019-06-30
TREVENA INC
filed 2019-08-07
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 5, 2019: 92,567,195

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,826	$32,892
Marketable securities	30,140	28,590
Prepaid expenses and other current assets	1,301	607
Total current assets	55,267	62,089
Restricted cash	1,306	1,303
Property and equipment, net	2,982	3,387
Right-of-use lease asset	5,629	—
Total assets	$65,184	$66,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$403	$1,416
Accrued expenses and other current liabilities	2,416	3,295
Current portion of loans payable, net	11,258	12,562
Lease liability	581	10
Deferred rent	—	207
Total current liabilities	14,658	17,490
Loans payable, net	—	4,811
Leases, net of current portion	8,127	20
Deferred rent, net of current portion	—	2,931
Warrant liability	7	1
Total liabilities	22,792	25,253
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized; 92,567,195 and 82,323,413 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	92	82
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	440,424	429,727
Accumulated deficit	(398,134)	(388,274)
Accumulated other comprehensive loss	10	(9)
Total stockholders’ equity	42,392	41,526
Total liabilities and stockholders’ equity	$65,184	$66,779

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
License revenue	$—	$2,500	$—	$2,500
Operating expenses:
General and administrative	3,311	5,926	6,371	10,998
Research and development	2,722	5,128	4,876	9,726
Restructuring charges	—	41	—	64
Impairment of property and equipment	108	—	108	—
Total operating expenses	6,141	11,095	11,355	20,788
Loss from operations	(6,141)	(8,595)	(11,355)	(18,288)
Other income (expense):
Change in fair value of warrant liability	6	4	(6)	4
Net (loss) gain on asset disposals	—	(107)	—	116
Other income, net	1,616	500	1,873	1,428
Interest income	98	226	251	425
Interest expense	(271)	(597)	(624)	(1,275)
Gain on foreign currency exchange	1	10	1	10
Total other income	1,450	36	1,495	708
Loss before income tax expense	(4,691)	(8,559)	(9,860)	(17,580)
Foreign income tax expense	—	(745)	—	(745)
Net loss attributable to common stockholders	$(4,691)	$(9,304)	$(9,860)	$(18,325)
Other comprehensive gain, net:
Unrealized gain on marketable securities	7	26	19	22
Other comprehensive gain, net	7	26	19	22
Comprehensive loss	$(4,684)	$(9,278)	$(9,841)	$(18,303)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.13)	$(0.11)	$(0.27)
Weighted average common shares outstanding, basic and diluted	92,414,644	69,664,994	90,665,684	67,127,711

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	754
Exercise of stock options	30,225	—	21	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$(393,443)	$3	$46,387
Stock-based compensation expense	—	—	793	—	—	793
Shares repurchased by the Company	(122)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	213,679	—	(104)	—	—	(104)
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(4,691)	—	(4,691)
Balance, June 30, 2019	92,567,195	$92	$440,424	$(398,134)	$10	$42,392

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	1,498	—	—	1,498
Exercise of stock options	88,048	—	57	—	—	57
Issuance of common stock, net of issuance costs	5,204,893	6	9,148	—	—	9,154
Unrealized gain on marketable securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(9,021)	—	(9,021)
Balance, March 31, 2018	67,603,736	$68	$402,806	$(366,511)	$(46)	$36,317
Stock-based compensation expense	—	—	1,287	—	—	1,287
Exercise of stock options	44,904	—	26	—	—	26
Issuance of common stock, net of issuance costs	5,859,345	6	10,338	—	—	10,344
Unrealized gain on marketable securities	—	—	—	—	26	26
Net loss	—	—	—	(9,304)	—	(9,304)
Balance, June 30, 2018	73,507,985	$74	$414,457	$(375,815)	$(20)	$38,696

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(9,860)	$(18,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	340
Stock-based compensation	1,547	2,785
Noncash interest expense on loans	218	446
Impairment of property and equipment	108	—
Revaluation of warrant liability	6	(4)
Accretion of bond discount on marketable securities	(348)	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(720)	(2,400)
Operating lease right-of-use assets and operating lease liabilities	(59)	—
Accounts payable, accrued expenses and other liabilities	(1,890)	(1,560)
Deferred revenue	—	3,000
Net cash used in operating activities	(10,701)	(15,743)
Investing activities:
Purchases of property and equipment	—	(147)
Maturities of marketable securities	40,179	32,550
Purchases of marketable securities	(41,362)	(22,422)
Net cash (used in) provided by investing activities	(1,183)	9,981
Financing activities:
Proceeds from exercise of common stock options	21	83
Proceeds from issuance of common stock, net	9,243	19,498
Payment of employee withholding taxes on vested restricted stock units	(104)	—
Capital lease payments	(6)	(6)
Repayments of loans payable, net	(6,333)	(6,333)
Net cash provided by financing activities	2,821	13,242
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,063)	7,480
Cash, cash equivalents and restricted cash—beginning of period	34,195	17,970
Cash, cash equivalents and restricted cash—end of period	$25,132	$25,450
Supplemental disclosure of cash flow information:
Cash paid for interest	$406	$827
Fair value of common stock warrants issued to underwriters	$347	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

June 30, 2019

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein it agreed that the current oliceridine safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company submitted a detailed protocol and analysis plan to the FDA and has received feedback from the FDA on key design elements for the study and analysis plan. The Company began the study in June 2019 and expects to report topline data in the fourth quarter of 2019. To address remaining items in the CRL, the FDA indicated that the Company should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when the Company resubmits the oliceridine NDA.

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2019, the Company had an accumulated deficit of $398.1 million. The Company’s net loss was $9.9 million and $18.3 million for the six months ended June 30, 2019 and 2018, respectively. The Company expects its cash and cash equivalents of $23.8 million and marketable securities of $30.1 million as of June 30, 2019, together with interest thereon, to be sufficient to fund its operating expenses, debt service, and capital expenditure requirements for at least twelve months following the date of this filing, into the third quarter of 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim consolidated financial statements.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheet as of June 30, 2019, its results of operations and its comprehensive loss for the three and six months ended June 30, 2019 and 2018, its statement of stockholders’ equity for the period from January 1, 2019 to June 30, 2019, and its cash flows for the six months ended June 30, 2019 and 2018. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2018. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Leases

The Company adopted ASU 2016‑02, Leases (Topic 842), and all applicable amendments as of January 1, 2019 using a modified retrospective approach. The Company determines if an arrangement is a lease at inception. Operating leases are included in long-term right-of-use assets and current and long-term lease liabilities on our consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The right-of-use assets are tested for impairment according to ASC 360. See Note 6 for details. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these immaterial leases on a straight-line basis over the lease term.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$7,818	$—	$—	$7,818	$6,512	$1,306	$—
Level 1 (1):
Money market funds	14,318	—	—	14,318	14,318	—	—
U.S. treasury securities	23,929	10	—	23,939	—	—	23,939
Subtotal	38,247	10	—	38,257	14,318	—	23,939
Level 2 (2):
U.S. government agency securities	9,197	—	—	9,197	2,996	—	6,201
Total	$55,262	$10	$—	$55,272	$23,826	$1,306	$30,140

	December 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,992	$—	$—	$10,992	$9,689	$1,303	$—
Level 1 (1):
Money market funds	23,203	—	—	23,203	23,203	—	—
U.S. treasury securities	18,938	—	(4)	18,934	—	—	18,934
Subtotal	42,141	—	(4)	42,137	23,203	—	18,934
Level 2 (2):
U.S. government agency securities	9,661	—	(5)	9,656	—	—	9,656
Total	$62,794	$—	$(9)	$62,785	$32,892	$1,303	$28,590

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of June 30, 2019, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and six months ended June 30, 2019 and 2018. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. As of June 30, 2019, there was $9.5 million aggregate principal balance outstanding under the term loans. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of June 30, 2019. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of June 30, 2019, borrowings of $9.5 million attributable to Term Loans A, B, and C are outstanding. Interest expense of $0.4 million and $0.8 million was recorded during the six months ended June 30, 2019 and 2018, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three and six months ended June 30, 2019 and 2018, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Gross proceeds	$9,500	$15,833
Debt discount and debt issuance costs (1)	1,758	1,540
Carrying value	11,258	17,373
Current portion of loans payable, net	11,258	12,562
Loans payable, net	$—	$4,811

(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

5. Stockholders’ Equity

Equity Offerings

ATM Programs

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement, or the Prior ATM Agreement, with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2018, the Company issued and sold 11.4 million shares of common stock under the Prior ATM Agreement at a weighted average price per share of $1.80. The net offering proceeds to the Company in 2018 for sales under the Prior ATM Agreement were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685), or the Shelf Registration Statement, was declared effective by the SEC. Accordingly, as of June 30, 2019, there was no remaining capacity available under this ATM sales facility.

In June 2018, the Company filed a $175.0 million shelf registration statement that included an ATM sales facility to offer and sell, through Cowen, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. During 2018, the Company sold approximately 8.5 million shares of its common stock under this facility, at a weighted average share price of $1.60, which yielded net proceeds to the Company of approximately $13.2 million after deducting related expenses, including commissions. The Company terminated sales under this ATM sales facility on April 17, 2019, and the remaining capacity was added back to the aggregate amount available under the Shelf Registration Statement. Accordingly, as of June 30, 2019, there was no remaining capacity available under this ATM sales facility.

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Current ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, oliceridine, and for general corporate purposes. The Company did not issue any shares through the Current ATM Program during the quarter ended June 30, 2019. As of June 30, 2019, there was $50.0 million remaining available for future issuances under the Current ATM Program.

Private Placement and Concurrent Warrant Issuance

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$192	$386	$424	$744
General and administrative	601	901	1,123	2,041
Total stock-based compensation	$793	$1,287	$1,547	$2,785

Stock Options

A summary of stock option activity and related information through June 30, 2019 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2018	8,265,207	$3.99	6.99
Granted	577,000	1.18
Exercised	(30,225)	0.68
Forfeited/Cancelled	(1,443,959)	(5.19)
Balance, June 30, 2019	7,368,023	$3.55	7.31
Vested or expected to vest at June 30, 2019	7,368,023	$3.55	7.31
Exercisable at June 30, 2019	4,015,174	$4.49	6.11

The intrinsic value of the options exercisable as of June 30, 2019 was $0.1 million, based on the Company’s closing stock price of $1.03 per share and a weighted average exercise price of $4.49 per share. At June 30, 2019, there was $4.1 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 1.95 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2019 and 2018 was estimated at $0.73 and $1.19 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2019	2018
Expected term of options (in years)	5.9	5.8
Risk-free interest rate	2.0%	2.7%
Expected volatility	69.1%	74.9%
Dividend yield	0%	0%

Restricted Stock Units

On December 6, 2018, the Company granted 1,255,000 restricted stock unit awards, or RSUs, to employees. The units vest subject to the satisfaction of service requirements as follows: 25% vested on June 1, 2019, 25% vest on December 1, 2019, and the remaining vest on December 6, 2021. The closing price of the Company’s common stock on the date of the grant was $0.64 per share, which is the fair market value per unit of the RSUs. RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 88,821 shares of common stock underlying exercised, vested RSUs that were withheld during the six months ended June 30, 2019,  based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs during the year:

	RSUs Outstanding

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2018	1,255,000	$0.65
Granted	330,000	0.89
Vested	(302,500)	0.65
Forfeited	(100,000)	0.65
Non-vested at June 30, 2019	1,182,500	$0.72

For the six months ended June 30, 2019, the Company recorded $0.2 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations.

As of June 30, 2019, there was $0.8 million of total unrecognized compensation expense related to unvested restricted stock units that will be recognized over the weighted average remaining period of 2.26 years.

Shares Available for Future Grant

At June 30, 2019, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2018	2,603,983	144,125
Authorized	3,381,757	—
Granted	(907,000)	—
Forfeited/Cancelled	1,530,584	13,375
Available at June 30, 2019	6,609,324	157,500

Shares Reserved for Future Issuance

At June 30, 2019, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,025,523
Restricted stock units outstanding under 2013 Plan	1,182,500
Shares available for future grant under 2013 Plan	6,609,324
Stock options outstanding under Inducement Plan	342,500
Shares available for future grant under Inducement Plan	157,500
Employee stock purchase plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	16,166,244

6. Commitments and Contingencies

Leases

We lease office space in Chesterbrook, Pennsylvania and equipment. We sublease the second floor of our Chesterbrook, Pennsylvania office space to a third party. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2019	December 31, 2018
Operating Leases
Operating lease right-of-use assets	$5,629	$—
Other current liabilities	572	—
Operating lease liabilities	8,111	—
Total operating lease liabilities	$8,683	$—

Finance Leases
Property and equipment, at cost	$45	$59
Accumulated depreciation	(20)	(29)
Property and equipment, net	25	30
Other current liabilities	9	10
Other long-term liabilities	16	20
Total finance lease liabilities	$25	$30

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease costs:
Operating lease rental expense	$306	$345	$613	$798
Other income	(301)	—	(629)	—
Total operating lease costs	$5	$345	$(16)	$798

Finance lease costs:
Amortization of right-of-use assets	3	3	6	6
Interest on lease liabilities	—	—	1	1
Total finance lease costs	$3	$3	$7	$7

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(43)	$(798)
Operating cash flows from finance leases	(1)	—
Financing cash flows from finance leases	(6)	(6)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2019 (July 1 - December 31)	$669	$5
2020	1,352	10
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024 and beyond	6,586	—
Total minimum lease payments	$12,809	$27
Interest Expense	(4,126)	(2)
Lease liability	$8,683	$25

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2019 (July 1 - December 31)	$537
2020	1,078
2021	944
2022	—
2023	—
2024 and beyond	—
Total minimum lease payments	$2,559

Lease term and discount rates are as follows:

	Six Months Ended June 30,
	2019	2018
Weighted average remaining lease term (years)
Operating leases	9	10
Finance leases	2	3
Weighted average discount rate
Operating leases	9.2%	0.0%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believes that the claims are without merit, and it intends to vigorously defend itself against the allegations.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(4,691)	$(9,304)	$(9,860)	$(18,325)
Net loss attributable to common stockholders	$(4,691)	$(9,304)	$(9,860)	$(18,325)
Weighted average common shares outstanding	92,414,644	69,664,994	90,665,684	67,127,711
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.13)	$(0.11)	$(0.27)

The following outstanding securities at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2019	2018
Options outstanding	7,368,023	9,385,448
Restricted stock units outstanding	1,182,500	—
Warrants	623,091	123,091
Total	9,173,614	9,508,539

9. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, December 31, 2018	$(9)
Net unrealized gain on marketable securities	19
Balance, June 30, 2019	$10

There were no reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2019 and 2018. There was no tax effect during the three and six months ended June 30, 2019 and 2018.

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

The following table summarizes the restructuring balances at June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance, January 1	$1,419	$1,077
Current year restructuring costs	—	—
Payment of employee severance costs	(1,419)	(897)
Balance, June 30	$—	$180

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G protein biased mu-opioid receptor, or MOR, ligand, for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where intravenous, or IV, administration of opioids is warranted. We have completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also have completed a Phase 3 open label safety study (ATHENA) in which 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We began the healthy volunteer study in June 2019 and expect to report topline data in the fourth quarter of 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.

•

TRV250: We are developing TRV250, a G protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we intend to initiate in the fourth quarter of 2019. This double-blind, placebo-controlled clinical study will enroll approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point, and will be monitored in a hospital setting for 24 hours. Target engagement will be determined by the reduction in the number of subjects who experience a sustained nitroglycerin-induced headache.

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

We also are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2019, we had an accumulated deficit of $398.1 million. Our net loss was $9.9 million and $18.3 million for the six months ended June 30, 2019 and 2018, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, TRV734, or TRV045.

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

Recent Developments

Litigation

In October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. We believe that the claims are without merit, and we intend to vigorously defend ourselves against the allegations.

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

ATM Program

On April 17, 2019, we entered into a Common Stock Sales Agreement with Wainwright as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Current ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, oliceridine, and for general corporate purposes. We did not issue any shares through the Current ATM Program during the quarter ended June 30, 2019. As of June 30, 2019, there was $50.0 million remaining available for future issuances under the Current ATM Program.

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

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue until the loan matures on March 1, 2020. As of June 30, 2019, $9.5 million remains outstanding under the credit facility. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of June 30, 2019. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

For stock options granted to employees and directors, we recognize compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock awards to employees, the fair value is based on the closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. In connection with the early adoption of ASU 2016-09 in the quarter ended December 31, 2016, we elected an accounting policy to record forfeitures as they occur.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018 (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Revenue:
License revenue	$—	$2,500	$—	$—	$2,500	$—
Operating expenses:
General and administrative	3,311	5,926	(2,615)	6,371	10,998	(4,627)
Research and development	2,722	5,128	(2,406)	4,876	9,726	(4,850)
Restructuring charges	—	41	(41)	—	64	(64)
Impairment of property and equipment	108	—	108	108	—	108
Total operating expenses	6,141	11,095	(4,954)	11,355	20,788	(9,433)
Loss from operations	(6,141)	(8,595)	2,454	(11,355)	(18,288)	6,933
Other income (expense):
Change in fair value of warrant liability	6	4	2	(6)	4	(10)
Net (loss) gain on asset disposals	—	(107)	107	—	116	(116)
Other income, net	1,616	500	1,116	1,873	1,428	445
Interest income	98	226	(128)	251	425	(174)
Interest expense	(271)	(597)	326	(624)	(1,275)	651
Gain on foreign currency exchange	1	10	(9)	1	10	(9)
Total other income	1,450	36	1,414	1,495	708	787
Net loss attributable to common stockholders	$(4,691)	$(9,304)	$4,613	$(9,860)	$(18,325)	$8,465

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

General and administrative expenses decreased by $2.6 million and $4.6 million, or 44% and 42%, for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018, primarily related to a reduction in headcount associated with the 2018 restructuring and reduction in force, resulting in decreases in personnel related costs, stock-based compensation expense and marketing expenditures.

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

Research and development expenses decreased by $2.4 million and $4.9 million, or 47% and 50%, for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Personnel-related costs	$1,475	$2,132	$3,020	$4,409
Oliceridine	1,048	2,050	1,620	3,428
TRV027	1	6	1	33
TRV250	72	775	99	1,471
Other research and development	126	165	136	404
	$2,722	$5,128	$4,876	$9,745

The higher research and development expenses incurred during the three and six months ended June 30, 2018 compared to the same periods in 2019 reflected significant spending on consulting and other professional services in responding to FDA requests during the review of the NDA for oliceridine. In addition, the year-over-year declines in expenditures on TRV250 and personnel-related costs were primarily related to the completion of the Phase 1 clinical trial for TRV250 and various cost savings initiatives implemented during 2018 including the 2018 restructuring and reduction in force.

Other income, net

Other income, net increased by $1.1 million and $0.4 million, or 223% and 31%, for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018, primarily related to $1.4 million of income from the sale of R&D tax credits and monthly sublease income, net of the related lease expense.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At June 30, 2019, we had an accumulated deficit of $398.1 million, working capital of $40.6 million, cash and cash equivalents of $23.8 million, restricted cash of $1.3 million, and marketable securities of $30.1 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,701)	$(15,743)
Investing activities	(1,183)	9,981
Financing activities	2,821	13,242
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,063)	$7,480

Net cash used in operating activities

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $9.9 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2019 and net cash provided by investing activities was $10.0 million for the six months ended June 30, 2018. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures in 2018 related to leasehold improvements and the purchase of capital equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2019, which was primarily due to net proceeds of $9.2 million from the equity offering with Wainwright, offset by principal repayments on our Term Loans of $6.3 million.

Net cash provided by financing activities was $13.2 million for the six months ended June 30, 2018, which was primarily due to net proceeds of $19.5 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $6.3 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to address the items in the oliceridine CRL, including conducting an additional clinical study, continuing clinical development of TRV250, and continuing IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents and marketable securities as of June 30, 2019, together with interest thereon, will be sufficient to fund our operating expenses, debt service, and capital expenditure requirements for at least twelve months following the date of this filing, into the third quarter of 2020. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the oliceridine CRL. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We began the study in June 2019 and expect to report topline data in the fourth quarter of 2019. Our assessment of these costs and activities may change in the future. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States, including conducting the healthy volunteer study and other activities required to address the comments in the oliceridine CRL;

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	any product liability or other lawsuits, including the recently filed class action complaints, related to our products or us;
•	the expenses needed to attract and retain skilled personnel; and
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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10‑Q.

Based on our evaluation, our CEO and CFO concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the date of our Quarterly Report on Form 10‑Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

n October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believes that the claims are without merit, and it intends to vigorously defend itself against the allegations.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.9 million for the six months ended June 30, 2019, and $30.8 million, $71.9 million, and $103.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $398.1 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

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

We estimate that our existing cash and cash equivalents and marketable securities as of June 30, 2019, together with interest thereon, to be sufficient to fund our operating expenses, debt service, and capital expenditure requirements for at least twelve months following the date of this filing, into the third quarter of 2020. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in our financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders. In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

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

A Risk Evaluation and Mitigation Strategy, or REMS, is imposed by the FDA to assure safe use of drug products, either as a condition of product candidate approval or on the basis of new safety information after approval. Our MOR product candidates and our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that may be required as part of the FDA’s approval of our product candidates. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•

the need to generate additional clinical data through our healthy volunteer study in order to provide information to the FDA to sufficiently address the items identified in the CRL for oliceridine to allow for the future approval of oliceridine;

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development, submitted an NDA to the FDA, received a CRL, and initiated a healthy volunteer study to generate additional clinical data to respond to such CRL. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Across the Phase 3 clinical development program for oliceridine, there were three suspected unexpected serious adverse reactions, or SUSARs, reported to the FDA: one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In addition, in the thorough QT study we conducted as part of the development of oliceridine, we observed no concentration-related effects of oliceridine on QT, but we did observe a small QT prolongation, crossing the threshold of regulatory concern at the supratherapeutic dose, with peak effect observed one hour post-dosing. In our Phase 3 program, we included ECG monitoring to capture any potential delayed effects of oliceridine on the QT interval. While the data we collected in these studies did not show any oliceridine-specific effects on QT and there were not any clinical sequelae associated with a prolonged QT interval, the FDA indicated in the oliceridine CRL that they would like to see additional clinical data related to the QT interval. In June 2019, we initiated a healthy volunteer study in order to obtain the additional clinical data related to the QT interval that was requested by FDA. We cannot assure you that the results of this QT study (i) will not show any oliceridine-specific effects on the QT interval, (ii) that there will not be any clinical sequelae associated with any prolonged QT interval, or (iii) that the study itself and the results obtained will address the FDA’s concerns sufficiently to allow for the future approval of oliceridine.

Oliceridine and TRV734 are both biased ligands targeted at the MOR. Common adverse reactions for agonists of the MOR include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, MOR agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the MOR, these adverse reactions and risks likely will apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which the subject fainted and the pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine.

TRV250, our DOR product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that TRV250 will be associated with similar side effects. We plan to initiate a proof-of-concept study in subjects with a history of migraine headaches in the fourth quarter of 2019. A primary goal of this study is to determine whether there is evidence that TRV250 may have potential as an acute treatment for migraine headaches. In addition, this study will examine various aspects of the safety of TRV250, including any potential risk of seizures, risk of any cardiovascular issues,  and other medically important adverse events. If these side effects are significant, we likely would discontinue further development of TRV250 for the treatment of migraines.

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

Both our and our collaborators’ ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in‑patient surgeries. Pharmaceutical products such as oliceridine, if approved, that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of oliceridine, if approved, relative to its benefits. Current or future efforts to limit the level of reimbursement for in‑patient hospital procedures could cause a hospital to decide not to use oliceridine, if approved by the FDA. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to seek to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or analogous regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government‑funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions and civil monetary penalty laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Moreover, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Recruiting and retaining qualified management, scientific, clinical, manufacturing, sales and marketing, and other personnel also will be critical to our success. On June 25, 2019, John P. Hamill ceased to serve as our principal financial and accounting officer, but will continue to serve as our Vice President, Finance until August 31, 2019. On June 25, 2019, our board of directors appointed Barry Shin as our Chief Financial Officer. Mr. Shin began service as our principal financial and accounting officer on that date. The loss of the services of our executive officers or other key employees or consultants could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $0.39 per share as of August 5, 2019.

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

As described in “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, in October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. We believe that the claims are without merit, and we intend to vigorously defend ourselves against the allegations.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of June 30, 2019, we had federal net operating loss carryforwards of approximately $69.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700.0 million as of the prior June 30th, and (d) any date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. On January 1, 2020, we will no longer be an “emerging growth company” but may, under certain circumstances, still equality as a “smaller reporting company” as defined in the JOBS Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

On May 29, 2019, the Company repurchased 122 shares from a former employee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1

Employment Agreement dated as of June 25, 2019 by and between Trevena, Inc. and Barry Shin (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).

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

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) Statement of Stockholders’ Equity for the period from January 1, 2019 to June 30, 2019, (iv) Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: August 7, 2019

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer