Form 10-Q
period 2019-09-30
TREVENA INC
filed 2019-11-04
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 1, 2019: 92,593,239

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,255	$32,892
Marketable securities	15,461	28,590
Prepaid expenses and other current assets	2,329	607
Total current assets	47,045	62,089
Restricted cash	1,308	1,303
Property and equipment, net	2,848	3,387
Right-of-use lease asset	5,552	—
Other assets	18	—
Total assets	$56,771	$66,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,075	$1,416
Accrued expenses and other current liabilities	2,380	3,295
Current portion of loans payable, net	8,158	12,562
Lease liability	600	10
Deferred rent	—	207
Total current liabilities	14,213	17,490
Loans payable, net	—	4,811
Leases, net of current portion	7,968	20
Deferred rent, net of current portion	—	2,931
Warrant liability	6	1
Total liabilities	22,187	25,253
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized; 92,581,496 and 82,323,413 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	92	82
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	441,187	429,727
Accumulated deficit	(406,700)	(388,274)
Accumulated other comprehensive loss	5	(9)
Total stockholders’ equity	34,584	41,526
Total liabilities and stockholders’ equity	$56,771	$66,779

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
License revenue	$—	$3,000	$—	$5,500
Operating expenses:
General and administrative	3,201	3,908	9,572	14,906
Research and development	5,554	3,350	10,430	13,076
Restructuring charges	—	—	—	64
Impairment of property and equipment	—	—	108	—
Total operating expenses	8,755	7,258	20,110	28,046
Loss from operations	(8,755)	(4,258)	(20,110)	(22,546)
Other income (expense):
Change in fair value of warrant liability	1	(7)	(5)	(3)
Net gain on asset disposals	—	32	—	148
Other income, net	279	—	2,152	1,428
Interest income	109	268	360	693
Interest expense	(190)	(515)	(814)	(1,790)
Gain (loss) on foreign currency exchange	(10)	(3)	(9)	7
Total other income (expense)	189	(225)	1,684	483
Loss before income tax expense	(8,566)	(4,483)	(18,426)	(22,063)
Foreign income tax expense	—	—	—	(745)
Net loss attributable to common stockholders	$(8,566)	$(4,483)	$(18,426)	$(22,808)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	(5)	—	14	22
Other comprehensive gain (loss), net	(5)	—	14	22
Comprehensive loss	$(8,571)	$(4,483)	$(18,412)	$(22,786)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.06)	$(0.20)	$(0.32)
Weighted average common shares outstanding, basic and diluted	92,569,993	77,445,675	91,307,429	70,604,827

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	754
Exercise of stock options	30,225	—	21	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$(393,443)	$3	$46,387
Stock-based compensation expense	—	—	793	—	—	793
Shares repurchased by the Company	(122)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	213,679	—	(104)	—	—	(104)
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(4,691)	—	(4,691)
Balance, June 30, 2019	92,567,195	$92	$440,424	$(398,134)	$10	$42,392
Stock-based compensation expense		—	768	—	—	768
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,301	—	(5)	—	—	(5)
Unrealized gain on marketable securities		—	—	—	(5)	(5)
Net loss		—	—	(8,566)	—	(8,566)
Balance, September 30, 2019	92,581,496	$92	$441,187	$(406,700)	$5	$34,584

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2018	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	1,498	—	—	1,498
Exercise of stock options	88,048	—	57	—	—	57
Issuance of common stock, net of issuance costs	5,204,893	6	9,148	—	—	9,154
Unrealized gain on marketable securities	—	—	—	—	(4)	(4)
Net loss	—	—	—	(9,021)	—	(9,021)
Balance, March 31, 2018	67,603,736	$68	$402,806	$(366,511)	$(46)	$36,317
Stock-based compensation expense	—	—	1,287	—	—	1,287
Exercise of stock options	44,904	—	26	—	—	26
Issuance of common stock, net of issuance costs	5,859,345	6	10,338	—	—	10,344
Unrealized gain on marketable securities	—	—	—	—	26	26
Net loss	—	—	—	(9,304)	—	(9,304)
Balance, June 30, 2018	73,507,985	$74	$414,457	$(375,815)	$(20)	$38,696
Stock-based compensation expense	—	—	734	—	—	734
Issuance of common stock, net of issuance costs	8,815,306	8	13,689	—	—	13,697
Net loss	—	—	—	(4,483)	—	(4,483)
Balance, September 30, 2018	82,323,291	$82	$428,880	$(380,298)	$(20)	$48,644

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(18,426)	$(22,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431	496
Stock-based compensation	2,315	3,519
Noncash interest expense on loans	285	626
Impairment of property and equipment	108	—
Loss on disposal of assets	—	124
Revaluation of warrant liability	5	3
Accretion of bond discount on marketable securities	(442)	(88)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,766)	197
Operating lease right-of-use assets and operating lease liabilities	(118)	—
Accounts payable, accrued expenses and other liabilities	746	(1,744)
Net cash used in operating activities	(16,862)	(19,675)
Investing activities:
Purchases of property and equipment	—	(379)
Maturities of marketable securities	67,390	50,284
Purchases of marketable securities	(53,805)	(46,330)
Net cash provided by investing activities	13,585	3,575
Financing activities:
Proceeds from exercise of common stock options	21	83
Proceeds from issuance of common stock, net	9,243	33,195
Payment of employee withholding taxes on vested restricted stock units	(109)	—
Capital lease payments	(10)	(8)
Repayments of loans payable, net	(9,500)	(9,500)
Net cash (used in) provided by financing activities	(355)	23,770
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,632)	7,670
Cash, cash equivalents and restricted cash—beginning of period	34,195	17,970
Cash, cash equivalents and restricted cash—end of period	$30,563	$25,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$529	$1,161
Fair value of common stock warrants issued to underwriters	$347	$—

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

September 30, 2019

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients affected by central nervous system, or CNS, disorders. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. In November 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein it agreed that the current oliceridine safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company submitted a detailed protocol and analysis plan to the FDA and received feedback from the FDA on key design elements for the study and analysis plan. The Company began the study in June 2019 and reported topline date in November 2019. To address remaining items in the CRL, the FDA indicated that the Company should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when the Company resubmits the oliceridine NDA. In August 2019, the Company announced that it had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining product validation reports requested by the FDA.

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2019, the Company had an accumulated deficit of $406.7 million. The Company’s net loss was $18.4 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company expects its cash and cash equivalents of $29.3 million and marketable securities of $15.5 million as of September 30, 2019, together with interest thereon, to be sufficient to fund its operating expenses, debt service, and capital expenditure requirements into the third quarter of 2020. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company’s existing balance of cash, cash equivalents and marketable securities as of September 30, 2019 is not sufficient to fund operations past the third quarter of 2020.  While there is substantial doubt about the Company’s ability to continue as a going concern through the year period from the date of this filing, management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and Accounting Standards Update, or ASU, of FASB. The Company’s functional currency is the U.S. dollar.

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of September 30, 2019 and December 31, 2018, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2019 and 2018, its statement of stockholders’ equity for the period from January 1, 2019 to September 30, 2019 and for the period January 1, 2018 to September 30, 2018, and its statements of cash flows for the nine months ended September 30, 2019 and 2018. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2018. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard beginning in our quarter ending September 30, 2019.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$3,348	$—	$—	$3,348	$2,040	$1,308	$—
Level 1 (1):
Money market funds	15,240	—	—	15,240	15,240	—	—
U.S. treasury securities	22,432	4	—	22,436	11,975	—	10,461
Subtotal	37,672	4	—	37,676	27,215	—	10,461
Level 2 (2):
U.S. government agency securities	5,000	—	—	5,000	—	—	5,000
Total	$46,020	$4	$—	$46,024	$29,255	$1,308	$15,461

	December 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,992	$—	$—	$10,992	$9,689	$1,303	$—
Level 1 (1):
Money market funds	23,203	—	—	23,203	23,203	—	—
U.S. treasury securities	18,938	—	(4)	18,934	—	—	18,934
Subtotal	42,141	—	(4)	42,137	23,203	—	18,934
Level 2 (2):
U.S. government agency securities	9,661	—	(5)	9,656	—	—	9,656
Total	$62,794	$—	$(9)	$62,785	$32,892	$1,303	$28,590

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of September 30, 2019, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and nine months ended September 30, 2019 and 2018. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss.  Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Borrowings under Term Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue to be due until the loan matures on March 1, 2020. As of September 30, 2019, there was $6.3 million aggregate principal balance outstanding under the term loans. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, it will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of September 30, 2019. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of September 30, 2019, borrowings of $6.3 million attributable to Term Loans A, B, and C are outstanding. Interest expense of $0.5 million and $1.2 million was recorded during the nine months ended September 30, 2019 and 2018, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three and nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Gross proceeds	$6,333	$15,833
Debt discount and debt issuance costs (1)	1,825	1,540
Carrying value	8,158	17,373
Current portion of loans payable, net	8,158	12,562
Loans payable, net	$—	$4,811

(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

5. Stockholders’ Equity

Equity Offerings

ATM Programs

On December 14, 2015, the Company entered into an at the market, or ATM, sales agreement, or the Prior ATM Agreement, with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent. Sales under the Prior ATM Agreement are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the Prior ATM Agreement, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2018, the Company issued and sold 11.4 million shares of common stock under the

Prior ATM Agreement at a weighted average price per share of $1.80. The net offering proceeds to the Company in 2018 for sales under the Prior ATM Agreement were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the Prior ATM Agreement terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685), or the Shelf Registration Statement, was declared effective by the SEC. Accordingly, as of September 30, 2019, there was no remaining capacity available under this ATM sales facility.

In June 2018, the Company filed a $175.0 million shelf registration statement that included an ATM sales facility to offer and sell, through Cowen, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. During 2018, the Company sold approximately 8.5 million shares of its common stock under this facility, at a weighted average share price of $1.60, which yielded net proceeds to the Company of approximately $13.2 million after deducting related expenses, including commissions. The Company terminated sales under this ATM sales facility on April 17, 2019, and the remaining capacity was added back to the aggregate amount available under the Shelf Registration Statement. Accordingly, as of September 30, 2019, there was no remaining capacity available under this ATM sales facility.

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the Current ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, oliceridine, and for general corporate purposes. The Company did not issue any shares through the Current ATM Program during the quarter ended September 30, 2019. As of September 30, 2019, there was $50.0 million remaining available for future issuances under the Current ATM Program.

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

Equity Incentive Plans

The Company utilizes equity incentive plans to grant various forms of stock options and restricted stock units, or RSUs, to eligible employees, directors and consultants to the Company. Under all of such plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. For performance-based stock awards, the Company recognizes expense when achievement of the performance factor is probable, over the requisite service period.

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$179	$208	$603	$952
General and administrative	589	526	1,712	2,567
Total stock-based compensation	$768	$734	$2,315	$3,519

Stock Options

A summary of stock option activity and related information through September 30, 2019 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2018	8,265,207	$3.99	6.99
Granted	1,033,000	1.10
Exercised	(30,225)	0.68
Forfeited/Cancelled	(1,589,561)	(5.00)
Balance, September 30, 2019	7,678,421	$3.41	7.16
Vested or expected to vest at September 30, 2019	7,678,421	$3.41	7.16
Exercisable at September 30, 2019	4,100,616	$4.41	5.82

The intrinsic value of the options exercisable as of September 30, 2019 was $0.1 million, based on the Company’s closing stock price of $0.97 per share and a weighted average exercise price of $4.41 per share. At September 30, 2019, there was $3.5 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 1.97 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2019 and 2018 was estimated at $0.70 and $1.18 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2019	2018
Expected term of options (in years)	6.1	5.8
Risk-free interest rate	1.9%	2.7%
Expected volatility	71.9%	74.9%
Dividend yield	0%	0%

Restricted Stock Units

On December 6, 2018, the Company granted 1,255,000 RSUs to employees. The units vest subject to the satisfaction of service requirements as follows: 25% vested on June 1, 2019, 25% vest on December 1, 2019, and the remaining vest on December 6, 2021. The closing price of the Company’s common stock on the date of the grant was $0.64 per share, which is the fair market value per unit of the RSUs. RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 94,520 shares of common stock underlying vested RSUs that were withheld during the nine months ended September 30, 2019, based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs during the year:

	RSUs Outstanding

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2018	1,255,000	$0.65
Granted	330,000	0.89
Vested	(322,500)	0.65
Forfeited	(237,500)	0.65
Non-vested at September 30, 2019	1,025,000	$0.73

For the nine months ended September 30, 2019, the Company recorded $0.3 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations.

As of September 30, 2019, there was $0.6 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.19 years.

Shares Available for Future Grant

At September 30, 2019, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2018	2,603,983	144,125
Authorized	3,387,456	—
Granted	(1,363,000)	—
Forfeited/Cancelled	1,781,030	46,031
Available at September 30, 2019	6,409,469	190,156

Shares Reserved for Future Issuance

At September 30, 2019, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,368,577
Restricted stock units outstanding under 2013 Plan	1,025,000
Shares available for future grant under 2013 Plan	6,409,469
Stock options outstanding under Inducement Plan	309,844
Shares available for future grant under Inducement Plan	190,156
Employee stock purchase plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	16,151,943

6. Commitments and Contingencies

Leases

We lease office space in Chesterbrook, Pennsylvania and equipment. We sublease the second floor of our Chesterbrook, Pennsylvania office space to a third party. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2019	December 31, 2018
Operating Leases
Operating lease right-of-use assets	$5,552	$—
Other current liabilities	591	—
Operating lease liabilities	7,954	—
Total operating lease liabilities	$8,545	$—

Finance Leases
Property and equipment, at cost	$45	$59
Accumulated depreciation	(23)	(29)
Property and equipment, net	22	30
Other current liabilities	9	10
Other long-term liabilities	14	20
Total finance lease liabilities	$23	$30

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating lease costs:
Operating lease rental expense	$310	$213	$886	$1,011
Other income	(358)	—	(987)	—
Total operating lease costs	$(48)	$213	$(101)	$1,011

Finance lease costs:
Amortization of right-of-use assets	2	3	8	9
Interest on lease liabilities	—	—	1	2
Total finance lease costs	$2	$3	$9	$11

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(18)	$(1,011)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(10)	(10)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2019 (October 1 - December 31)	$335	$3
2020	1,352	10
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024 and beyond	6,586	—
Total minimum lease payments	$12,475	$25
Interest Expense	(3,930)	(2)
Lease liability	$8,545	$23

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2019 (October 1 - December 31)	$269
2020	1,078
2021	943
2022	—
2023	—
2024 and beyond	—
Total minimum lease payments	$2,290

Lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2019	2018
Weighted average remaining lease term (years)
Operating leases	9	10
Finance leases	2	3
Weighted average discount rate
Operating leases	9.2%	0.0%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believes that the claims are without merit, and the Company intends to vigorously defend itself against the allegations. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019.  These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(8,566)	$(4,483)	$(18,426)	$(22,808)
Net loss attributable to common stockholders	$(8,566)	$(4,483)	$(18,426)	$(22,808)
Weighted average common shares outstanding	92,569,993	77,445,675	91,307,429	70,604,827
Net loss per share of common stock - basic and diluted	$(0.09)	$(0.06)	$(0.20)	$(0.32)

The following outstanding securities at September 30, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2019	2018
Options outstanding	7,678,421	8,576,058
Restricted stock units outstanding	1,025,000	—
Warrants	623,091	123,091
Total	9,326,512	8,699,149

9. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, December 31, 2018	$(9)
Net unrealized gain on marketable securities	14
Balance, September 30, 2019	$5

There were no reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2019 and 2018. There was no tax effect during the three and nine months ended September 30, 2019 and 2018.

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

The following table summarizes the restructuring balances at September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance, January 1	$1,419	$1,077
Current year restructuring costs	—	—
Payment of employee severance costs	(1,419)	(999)
Balance, September 30	$—	$78

11. Subsequent Events

Healthy Volunteer QT Study

On November 4, 2019, the Company announced the completion of its healthy volunteer QT study for oliceridine and topline results from the study.  This was a randomized, single-site, placebo- and positive-controlled three-period crossover study conducted in 68 healthy volunteers, with 59 subjects receiving the maximum daily dose of 27 mg of oliceridine.  The protocol and statistical analysis plan were developed based on review and feedback from the FDA. The goal of the study was to collect the additional QT interval data requested by the FDA for the resubmission of the NDA for oliceridine.

Subjects were randomly sequenced through all three study periods: IV oliceridine, placebo, and a single oral 400 mg moxifloxacin dose as a positive control. For the oliceridine and placebo arms, 2 or 3 mg of oliceridine or volume-matched placebo was administered by IV bolus every two hours over a 24-hour period.  Electrocardiograms for all subjects were obtained at hourly time points using continuous Holter monitoring.

Oliceridine was well tolerated and adverse events were generally mild to moderate in severity and consistent with adverse events observed in the prior safety database.  There were four study discontinuations, including three for lack of venous access and one for a non-serious adverse event, an asymptomatic and transient occurrence of non-sustained ventricular tachycardia, or briefly accelerated heart rate, confounded by hypokalemia, or low potassium levels, with no associated QT prolongation.  One subject also completed dosing but was not evaluable due to equipment malfunction. There were no serious adverse events in the study.

The primary endpoint was the placebo-corrected change from baseline in the individual rate-corrected QT interval, measured hourly at each of the 24 time points in the study.  On this outcome, the mean increase in the QT interval was less than 10 milliseconds at 22 of the 24 time points.  The peak mean increase in QT interval was observed at 9 hours and was 11.7 milliseconds, with a 90% two-sided confidence interval upper bound of 14.7 milliseconds at this time point.  At 18 of the 24 measured time points, the upper bound of the 90% confidence intervals for the mean increase in QT interval was less than 10 milliseconds.

Secondary endpoints included the 24-hour time-weighted average increase in QT interval and categorical analyses of clinically significant individual outliers.  The 24-hour time-weighted average increase in QT interval for oliceridine was 4.0 milliseconds.  There were no individual outliers with a rate-corrected change from baseline greater than 60 milliseconds or an absolute QT interval greater than 500 milliseconds.

TRV250 Acute Migraine Proof-of-Concept Study

On November 4, 2019, the Company announced that it initiated a proof-of-concept study of TRV250 for the treatment of patients with acute migraine. This is a single-dose, double-blind, placebo-controlled study with an enrollment target of approximately 120 patients with acute migraine in a validated nitroglycerin (“NTG”) provocation migraine model. Patients will be randomized before receiving a continuous NTG infusion, followed by administration of a 20 mg subcutaneous dose of TRV250 or placebo.

The primary objective of the study is to determine target engagement, which will be measured as a reduction of sustained NTG-induced headaches. This study will also evaluate the ability of TRV250 to reduce symptomatic anxiety, as well as the safety of TRV250. The Company anticipates reporting topline data from this study in the second half of 2020.

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

•

Oliceridine injection: We are developing oliceridine, a G-protein biased mu-opioid receptor, or MOR, ligand, for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where intravenous, or IV, administration of opioids is warranted. We have completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also have completed a Phase 3 open label safety study (ATHENA) in which 768 patients were administered oliceridine to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. On November 2, 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. On January 28, 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We began the healthy volunteer study in June 2019 and reported topline data in November 2019. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining product validation reports when we resubmit the oliceridine NDA.  In August 2019, the Company announced that it had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining product validation reports requested by the FDA.

•

TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019. This double-blind, placebo-controlled clinical study will enroll approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point, and will be monitored in a hospital setting for 24 hours. Target engagement will be determined by the reduction in the number of subjects who experience a sustained nitroglycerin-induced headache.

•

TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and medication-assisted therapy for patients with opioid use disorder. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of opioid use disorder. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2019, we had an accumulated deficit of $406.7 million. Our net loss was $18.4 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, TRV734, or TRV045.

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

Recent Developments

Healthy Volunteer QT Study

On November 4, 2019, we announced the completion of our healthy volunteer QT study for oliceridine and topline results from the study.  This was a randomized, single-site, placebo- and positive-controlled three-period crossover study conducted in 68 healthy volunteers, with 59 subjects receiving the maximum daily dose of 27 mg of oliceridine.  The protocol and statistical analysis plan were developed based on review and feedback from the FDA. The goal of the study was to collect the additional QT interval data requested by the FDA for the resubmission of the NDA for oliceridine.

Subjects were randomly sequenced through all three study periods: IV oliceridine, placebo, and a single oral 400 mg moxifloxacin dose as a positive control. For the oliceridine and placebo arms, 2 or 3 mg of oliceridine or volume-matched placebo was administered by IV bolus every two hours over a 24-hour period.  Electrocardiograms for all subjects were obtained at hourly time points using continuous Holter monitoring.

Oliceridine was well tolerated and adverse events were generally mild to moderate in severity and consistent with adverse events observed in the prior safety database.  There were four study discontinuations, including three for lack of venous access and one for a non-serious adverse event, an asymptomatic and transient occurrence of non-sustained ventricular tachycardia, or briefly accelerated heart rate, confounded by hypokalemia, or low potassium levels, with no associated QT prolongation.  One subject also completed dosing but was not evaluable due to equipment malfunction. There were no serious adverse events in the study.

The primary endpoint was the placebo-corrected change from baseline in the individual rate-corrected QT interval, measured hourly at each of the 24 time points in the study.  On this outcome, the mean increase in the QT interval was less than 10 milliseconds at 22 of the 24 time points.  The peak mean increase in QT interval was observed at 9 hours and was 11.7 milliseconds, with a 90% two-sided confidence interval upper bound of 14.7 milliseconds at this time point.  At 18 of the 24 measured time points, the upper bound of the 90% confidence intervals for the mean increase in QT interval was less than 10 milliseconds.

Secondary endpoints included the 24-hour time-weighted average increase in QT interval and categorical analyses of clinically significant individual outliers.  The 24-hour time-weighted average increase in QT interval for oliceridine was 4.0 milliseconds.  There were no individual outliers with a rate-corrected change from baseline greater than 60 milliseconds or an absolute QT interval greater than 500 milliseconds.

TRV250 Acute Migraine Proof-of-Concept Study

On November 4, 2019, we announced that we initiated a proof-of-concept study of TRV250 for the treatment of patients with acute migraine. This is a single-dose, double-blind, placebo-controlled study with an enrollment target of approximately 120 patients with acute migraine in a validated nitroglycerin, or NTG, provocation migraine model. Patients will be randomized before receiving a continuous NTG infusion, followed by administration of a 20 mg subcutaneous dose of TRV250 or placebo.

The primary objective of the study is to determine target engagement, which will be measured as a reduction of sustained NTG-induced headaches. This study will also evaluate the ability of TRV250 to reduce symptomatic anxiety, as well as the safety of TRV250. We anticipate reporting topline data from this study in the second half of 2020.

Litigation

In October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. We believe that the claims are without merit, and we intend to vigorously defend ourselves against the allegations. On October 2, 2019, we moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019.  These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

ATM Program

On April 17, 2019, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the Current ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, oliceridine, and for general corporate purposes. We did not issue any shares through the Current ATM Program during the quarter ended September 30, 2019. As of September 30, 2019, there was $50.0 million remaining available for future issuances under the Current ATM Program.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), or the lenders, pursuant to which they agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. In December 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although those triggers were not attained, in December 2016, we and the lenders modified the terms and conditions under which we could exercise an option to draw $10.0 million of Term Loan C. In March 2017, we borrowed the Term Loan C tranche of $10.0 million.

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and will continue until the loan matures on March 1, 2020. As of September 30, 2019, $6.3 million remains outstanding under the credit facility. Upon the last payment date of the amounts borrowed under the agreement, we will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed. In addition, if we repay Term Loan A, Term Loan B, or Term Loan C prior to the applicable maturity date, we will pay the lenders a prepayment fee of 1.0% of Term Loan C.

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

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of September 30, 2019. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

We have equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. We also have an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock unit awards, may be granted to new employees.

For stock options granted to employees and directors, we recognize compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock unit awards to employees, the fair value is based on the closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. In connection with the early adoption of ASU 2016-09 in the quarter ended December 31, 2016, we elected an accounting policy to record forfeitures as they occur.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Revenue:
License revenue	$—	$3,000	$(3,000)	$—	$5,500	$(5,500)
Operating expenses:
General and administrative	3,201	3,908	(707)	9,572	14,906	(5,334)
Research and development	5,554	3,350	2,204	10,430	13,076	(2,646)
Restructuring charges	—	—	—	—	64	(64)
Impairment of property and equipment	—	—	—	108	—	108
Total operating expenses	8,755	7,258	1,497	20,110	28,046	(7,936)
Loss from operations	(8,755)	(4,258)	(4,497)	(20,110)	(22,546)	2,436
Other income (expense):
Change in fair value of warrant liability	1	(7)	8	(5)	(3)	(2)
Net gain on asset disposals	—	32	(32)	—	148	(148)
Other income, net	279	—	279	2,152	1,428	724
Interest income	109	268	(159)	360	693	(333)
Interest expense	(190)	(515)	325	(814)	(1,790)	976
Gain (loss) on foreign currency exchange	(10)	(3)	(7)	(9)	7	(16)
Total other income (expense)	189	(225)	414	1,684	483	1,201
Net loss attributable to common stockholders	$(8,566)	$(4,483)	$(4,083)	$(18,426)	$(22,808)	$4,382

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

General and administrative expenses decreased by $0.7 million and $5.3 million, or 18% and 36%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily related to a reduction in headcount associated with the 2018 restructuring and reduction in force, resulting in decreases in personnel related costs, stock-based compensation expense and marketing expenditures.

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

Research and development expenses increased by $2.2 million, or 66%, for the three months ended September 30, 2019, as compared to the same period in 2018. Research and development expenses decreased by $2.6 million, or

20%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Personnel-related costs	$1,339	$1,559	$4,359	$5,968
Oliceridine	3,455	1,536	5,075	4,964
TRV027	—	—	1	33
TRV250	293	106	340	1,577
Other research and development	467	149	655	534
	$5,554	$3,350	$10,430	$13,076

The higher research and development expenses incurred during the three months ended September 30, 2019 compared to the same period in 2018 were the result of expenditures on the healthy volunteer QT study related to oliceridine, as well as additional work to address the CRL and advance our pipeline candidates.

The decreased research and development expenses incurred during the nine months ended September 30, 2019 compared to the same period in 2018 reflected significant spending on consulting and other professional services in responding to FDA requests during the review of the NDA for oliceridine in 2018. In addition, the year-over-year decline in expenditures on TRV250 and personnel-related costs were primarily related to the completion of the Phase 1 clinical trial for TRV250 and various cost savings initiatives implemented during 2018, including the 2018 restructuring and reduction in force.

Other income, net

Other income, net increased by $0.3 million and $0.7 million, or 100% and 51%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily related to monthly sublease income, net of the related lease expense.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At September 30, 2019, we had an accumulated deficit of $406.7 million, working capital of $32.8 million, cash and cash equivalents of $29.3 million, restricted cash of $1.3 million, and marketable securities of $15.5 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(16,862)	$(19,675)
Investing activities	13,585	3,575
Financing activities	(355)	23,770
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,632)	$7,670

Net cash used in operating activities

Net cash used in operating activities was $16.9 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $18.4 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash provided by investing activities

Net cash provided by investing activities was $13.6 million for the nine months ended September 30, 2019 and net cash provided by investing activities was $3.6 million for the nine months ended September 30, 2018. Investing activities in both years consisted primarily of purchases and maturities of marketable securities, as well as expenditures in 2018 related to leasehold improvements and the purchase of capital equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2019, which was primarily due to net proceeds of $9.2 million from the equity offering with Wainwright, offset by principal repayments on our Term Loans of $9.5 million.

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

We believe that our cash and cash equivalents and marketable securities as of September 30, 2019, together with interest thereon, will be sufficient to fund our operating expenses, debt service, and capital expenditure requirements into the third quarter of 2020. As a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing.  Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the oliceridine CRL. We submitted a detailed protocol and analysis plan to the FDA and have received feedback from the FDA on key design elements for the study and analysis plan. We began the study in June 2019 and reported topline data in November 2019. Our assessment of these costs and activities may change in the future. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10‑Q.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believe that the claims are without merit, and the Company intends to vigorously defend itself against the allegations. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019.  These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

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

Since inception, we have incurred significant operating losses. Our net loss was $18.4 million for the nine months ended September 30, 2019, and $30.8 million, $71.9 million, and $103.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $406.7 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

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

•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional sales, marketing, medical, clinical and scientific personnel;
•	defend the Company in the existing class action litigation and incur legal fees in the stockholder derivative litigation; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We estimate that our existing cash and cash equivalents and marketable securities as of September 30, 2019, together with interest thereon, to be sufficient to fund our operating expenses, debt service, and capital expenditure requirements into the third quarter of 2020. As a result, there is substantial doubt about our ability to continue as a going concern through the year period from the date of this filing. If we are unable to raise additional funds prior to this date, or we do not take steps to reduce our expenses, our lenders may conclude that there has been a material adverse change in our financial condition, or a material impairment in the value of the loan collateral or in the prospect of repayment of our obligations to the lenders. In this case, the lenders have the right to foreclose on the available collateral, including our cash and cash equivalents and marketable securities.

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
•

the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside of the United States.

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

Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On September 3, 2019, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, for the 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). We have 180 days from the date of the notice, or until March 2, 2020, to regain compliance.  To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days at some point during this 180-day period.  While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that (i) we will qualify for additional time to regain compliance, or (ii) we will regain compliance with or without such additional time. If we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

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

We have limited resources in filing and supporting the applications necessary to gain marketing approvals, and we have relied and expect to continue to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development, submitted an NDA to the FDA, received a CRL, and initiated and completed enrollment in the healthy volunteer QT study to generate additional clinical data to respond to such CRL To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

One element of our strategy has been to expand our pipeline of therapeutics based on biased ligands and advance these product candidates through clinical development for the treatment of a variety of indications. Although we continue to assess the future development of our pipeline, without internal discovery research capabilities, we will need to expand our pipeline through other means, including, for example, by in-licensing product candidates for further development. We may not be able to identify, acquire, and develop product candidates that are safe and effective. Even if we are successful in continuing to expand our pipeline, the potential product candidates that we identify or in-license may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Clinical testing is expensive, can take many years to complete, and has a high risk of failure. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or topline results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials, which could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

•	regulatory agencies or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at prospective trial sites;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulatory agencies may require us, to conduct additional clinical trials or abandon product development programs;

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
•

regulatory agencies or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory agencies or institutional review boards to suspend or terminate the trials.

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

Across the Phase 3 clinical development program for oliceridine, there were three suspected unexpected serious adverse reactions, or SUSARs, reported to the FDA: one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In addition, in the thorough QT study we conducted as part of the development of oliceridine, we observed no concentration-related effects of oliceridine on QT, but we did observe a small QT prolongation, crossing the threshold of regulatory concern at the supratherapeutic dose, with a peak effect observed one hour post-dosing. In our Phase 3 program, we included ECG monitoring to capture any potential delayed effects of oliceridine on the QT interval. While the data we collected in these studies did not show any oliceridine-specific effects on the QT interval, and there were not any clinical sequelae associated with a prolonged QT interval, the FDA indicated in the oliceridine CRL that they would like to see additional clinical data related to the QT interval. In June 2019, we initiated a healthy volunteer study in order to obtain the additional clinical data related to the QT interval that was requested by FDA. We cannot assure you that the results of this QT study (i) will not show any oliceridine-specific effects on the QT interval, (ii) that there will not be any clinical sequelae associated with any prolonged QT interval, or (iii) that the study itself and the results obtained will address the FDA’s concerns sufficiently to allow for the future approval of oliceridine.

Oliceridine and TRV734 are both biased ligands targeted at the MOR. Common adverse reactions for agonists of the MOR include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, MOR agonists can cause respiratory arrest requiring immediate medical intervention. Since oliceridine and TRV734 also modulate the MOR, these adverse reactions and risks likely will apply to the use of oliceridine and TRV734. One healthy subject in the 0.25 mg dosing cohort of our Phase 1 clinical trial of oliceridine experienced a severe episode of vasovagal syncope during which the subject fainted and their pulse stopped. These were considered severe adverse events. It is possible that serious adverse vasovagal events could occur in other patients dosed with oliceridine.

TRV250, our DOR product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that TRV250 will be associated with similar side effects. We initiated a proof-of-concept study in subjects with a history of migraine headaches in November 2019. A primary goal of this study is to determine whether there is evidence that TRV250 may have potential as an acute treatment for migraine headaches. In addition, this study will examine various aspects of the safety of TRV250, including any potential risk of seizures, risk of any cardiovascular issues, and other medically important adverse events. If these side effects are significant, we likely would discontinue further development of TRV250 for the treatment of migraines.

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

In addition to the above factors, the approval and commercialization of oliceridine may be negatively impacted by changing perceptions in the United States and elsewhere among regulatory agencies, legislators, and the general public concerning the approval, use, and abuse of prescription opioid products. In the future, the FDA and other regulatory and legislative bodies may enact regulations that seek to limit opioid prescribing and use. In response to these efforts and changing perceptions, physicians may determine to reduce the volume of opioid prescriptions they prescribe to patients. Any of these changes could negatively impact both the timing and likelihood of FDA approval of oliceridine, as well as the commercial opportunity, if approved.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulatory agencies;
•	significant costs to defend the related litigation;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

Our product candidates and any products that we may commercialize likely will compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

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

Recruiting and retaining qualified management, scientific, clinical, manufacturing, sales and marketing, and other personnel also will be critical to our success. On June 25, 2019, John P. Hamill ceased to serve as our principal financial and accounting officer, but continued to serve as our Vice President, Finance until August 31, 2019. On June 25, 2019, our board of directors appointed Barry Shin as our Chief Financial Officer. Mr. Shin began service as our principal financial and accounting officer on that date. The loss of the services of our executive officers or other key employees or consultants could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $13.30 per share to a low of $0.39 per share.

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

As described in “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, in October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. We believe that the claims are without merit, and we intend to vigorously defend ourselves against the allegations. On October 2, 2019, we moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law.

In December 2018, a shareholder derivative action was filed on our behalf and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019.  These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits. Furthermore, such litigation could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business. These factors may materially and adversely affect the market price of our common stock.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of September 30, 2019, we had federal net operating loss carryforwards of approximately $69.5 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2019. On January 1, 2020, we will no longer be an “emerging growth company” but may, under certain circumstances, still equality as a “smaller reporting company” as defined in the JOBS Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) Statement of Stockholders’ Equity for the period from January 1, 2019 to September 30, 2019, (iv) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: November 4, 2019

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer