Form 10-K
period 2019-12-31
TREVENA INC
filed 2020-03-12
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26‑1469215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
955 Chesterbrook Blvd., Suite 110, Chesterbrook, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 354‑8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRVN	The Nasdaq Stock Market LLC

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93.9 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market LLC on June 28, 2019. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 28, 2019.

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2020 was 97,727,185.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Form 10‑K.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K (this “Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. The forward‑looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward‑looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward‑looking statements. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward‑looking statements include, among other things, statements about:

•	any ongoing or planned clinical trials and preclinical studies for our product candidates;
•	the extent of future clinical trials potentially required by the FDA for our product candidates;
•	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
•	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
•	our plans to develop and potentially commercialize our product candidates;
•	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
•	our sales, marketing and manufacturing capabilities and strategies;
•	our intellectual property position;
•	ongoing litigation;
•	our ability to satisfy all applicable Nasdaq continued listing requirements; and
•	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. In November 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database would support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we could conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We initiated the healthy volunteer QT study in June 2019 following our receipt of feedback from the FDA on key design elements for the study and analysis plan. In August 2019, we announced that we had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining method validation report requested by the FDA. In November 2019, we reported topline data from the healthy volunteer QT study. In February 2020, we resubmitted the oliceridine NDA. Our resubmission package included data from the healthy volunteer QT study, nonclinical data that confirmed levels of the 9662 metabolite, and drug product validation reports. In the acknowledgment letter, the FDA stated that our resubmission was a complete, class 2 response to the CRL. As a result, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of August 7, 2020 for the completion of its review of the NDA.

•

TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in subjects, which we initiated in November 2019. This single-dose, double-blind, placebo-controlled clinical study will enroll approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point, and will be monitored in a hospital setting for 24 hours.

Target engagement will be determined by the reduction in the number of subjects who experience a sustained nitroglycerin-induced headache.
•

TRV734: We have identified and completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 is designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

•

TRV045: We are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Our Pipeline

Oliceridine Injection

Oliceridine is a G-protein biased MOR ligand in development for the management of moderate-to-severe acute pain in hospitals or other controlled clinical settings where IV opioid therapy is warranted. It is an NCE with a novel mechanism of action at the MOR that enables more selective targeting of newly discovered pathways with the potential for fewer side effects.

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

Injectable non‑opioid analgesics are often used together with IV opioids in multimodal protocols for post‑surgical pain management; however, these drugs, such as IV non‑steroidal anti‑inflammatory drugs, or NSAIDs, IV acetaminophen, or local anesthetics such as bupivacaine, have their own potential for cardiovascular, hepatic and gastrointestinal side effects. In addition, none of these non‑opioid analgesic approaches offers great enough efficacy to manage severe acute pain as a monotherapy in many patients. We believe that there remains significant unmet need for a highly effective IV opioid analgesic agent with an improved safety, tolerability, and/or PK/PD profile.

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

In the ATHENA study, 768 patients were treated with oliceridine. The most common procedures were orthopedic, gynecologic, colorectal, and general surgeries. Patients at elevated risk of opioid-related adverse events were well represented; more than 30% of patients were 65 years or older, and approximately 50% of patients were obese, with body mass index (BMI) >30 kg/m2. Only 2% of patients discontinued for adverse events, and 4% of patients discontinued for lack of efficacy. The most common adverse events were nausea, constipation, and vomiting. Adverse event rates associated with oliceridine administered by PCA and as-needed bolus dosing were similar, supporting the potential use of oliceridine in both administration paradigms.

APOLLO 1 and APOLLO 2 Phase 3 Studies

We conducted two pivotal efficacy trials evaluating oliceridine in patients with moderate-to-severe acute pain: the APOLLO 1 study, which evaluated pain for 48 hours following bunionectomy, and the APOLLO 2 study, which evaluated pain for 24 hours following abdominoplasty. In February 2017, we announced positive top line results from the APOLLO 1 and APOLLO 2 studies. In both studies, all dose regimens achieved the primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate.

The APOLLO 1 and APOLLO 2 studies were both Phase 3, multicenter, randomized, double-blind, placebo- and active-controlled studies of oliceridine. During the study period, a loading dose of placebo, morphine (4 mg), or oliceridine (1.5 mg) was administered first, and then patients used a PCA button to dose themselves as often as every 6 minutes with the same study drug: placebo, 1 mg morphine, or 0.1 mg, 0.35 mg, or 0.5 mg oliceridine. If PCA dosing was inadequate to control pain, patients could request supplemental study medication (2 mg morphine or 0.75 mg oliceridine, no more than once an hour). If the study medication regimen did not adequately manage pain, patients could opt for an NSAID rescue analgesic. Loading, demand, and supplemental doses were volume-matched for all treatment regimens.

All endpoints were the same in both studies, except that dosing and pain assessment were for 48 hours in APOLLO 1 and 24 hours in APOLLO 2. Efficacy was measured by a responder analysis, which defined a responder as a patient who experienced at least a 30% reduction in their sum of pain intensity difference at the end of the treatment period without either early discontinuation (for lack of efficacy or safety/tolerability) or use of rescue medication. Non-inferior efficacy compared to morphine and superior efficacy compared to morphine were key secondary endpoints. Respiratory safety events were defined as clinically relevant worsening of respiratory status, including oxygen saturation, respiratory rate, or sedation. The product of the frequency and conditional duration of these events was reported as respiratory safety burden, a key secondary endpoint. Additional measures of respiratory safety included incidence of oxygen saturation less than 90% and incidence of supplemental oxygen use. Measures of gastrointestinal tolerability included use of rescue antiemetics, vomiting, and spontaneously reported nausea.

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
•

Oliceridine exhibited a dose-related trend of improved respiratory safety burden in all three oliceridine dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine). Consistent with this, in all dose regimens oliceridine showed dose-related trends of reduced respiratory safety events (p<0.05 for 0.1 mg and 0.35 mg regimens vs. morphine through the first 12 hours of dosing), incidence of oxygen desaturation (O2<90%) and lower incidence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for both measures).

•

Oliceridine exhibited less antiemetic use compared to morphine (p<0.05 for all oliceridine regimens vs. morphine). Consistent with this, oliceridine showed dose related trends of lower incidence of nausea and vomiting in all three oliceridine regimens (p<0.05 for the 0.1 mg regimen vs. morphine).

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
•

Oliceridine showed a dose-related trend of improved respiratory safety burden in all three oliceridine dose regimens (p<0.05 for the 0.1 mg regimen vs. morphine). Consistent with this, for all dose regimens oliceridine showed dose-related trends of reduced respiratory safety events, incidence of oxygen desaturation (O2<90%) and lower incidence of supplemental oxygen use (p<0.05 for the 0.1 mg regimen vs. morphine for all measures).

•

Oliceridine showed a dose-related trend of less antiemetic use than morphine for all three oliceridine regimens (p<0.05 for the 0.1 mg oliceridine regimen vs. morphine). Consistent with this, oliceridine showed dose-related trends of lower incidence of nausea and vomiting (p<0.05 for the 0.1 mg regimen vs. morphine for both nausea and vomiting; p<0.05 for the 0.35 mg regimen vs. morphine for vomiting).

In both studies, oliceridine was generally well-tolerated. The most common drug related adverse events were nausea, vomiting, headache, and dizziness.

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

In August 2015, we reported top line results from this trial. Oliceridine demonstrated statistically significant pain reduction compared to placebo and comparable efficacy to morphine. Oliceridine provided rapid reduction in average pain scores, consistent with the previous Phase 2 trial where oliceridine showed more rapid onset of meaningful pain relief than morphine. Rescue analgesic use was similar for both oliceridine and morphine, and less than half the rate of rescue analgesic use for placebo. In this study, the oliceridine groups had a significantly lower incidence (percentage of patients) of hypoventilation events (a measure of respiratory safety), nausea, and vomiting than the morphine group. The most frequently reported adverse events, associated with oliceridine were nausea, vomiting, hypoventilation and headache. Opioid related adverse events were generally less frequent in the oliceridine groups compared to morphine. No drug related serious adverse events were reported in the study.

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

In November 2014, we announced top line data from this trial. At doses of 2 mg and 3 mg of oliceridine administered every three hours, the trial achieved its primary endpoint of statistically greater pain reduction than placebo for 48 hours, which we believe demonstrated proof-of-concept for oliceridine. Over the 48-hour trial period, the 3 mg dose of oliceridine administered every three hours also showed statistically superior analgesic efficacy compared to the 4 mg dose of morphine administered every four hours. Additionally, in the first three hours of dosing, when pain was most severe, the 1 mg, 2 mg, and 3 mg doses of oliceridine demonstrated superior analgesic efficacy in the trial compared to placebo, 2 mg, and 3 mg doses of oliceridine demonstrated superior analgesic efficacy compared to the 4 mg dose of morphine.

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

In 2013, we completed a Phase 1b proof-of-concept exploratory trial in healthy male subjects. The aims of this trial were to characterize the analgesic efficacy and safety and tolerability of a single dose of oliceridine as compared to a single 10 mg dose of morphine. We used a well-established evoked pain model, the cold pain test, to evaluate the analgesic effects of oliceridine by measuring the time to hand removal, or latency, from a temperature controlled cold water bath. At both the 3.0 mg and 4.5 mg doses, oliceridine showed superior efficacy as compared to a 10 mg morphine dose that was statistically significant with a p value of less than 0.05 at the ten- and thirty-minute time points after dosing. The durability of the analgesic effect was similar to morphine. In addition, the time to peak effect was more rapid than that for morphine. Overall, oliceridine was well tolerated in the trial. Subjects receiving oliceridine showed less severe nausea and less frequent vomiting at the 1.5 mg and 3.0 mg doses as compared to a 10 mg dose of morphine. Oliceridine also showed less respiratory depression compared to morphine over 4 hours.

In October 2014 we completed an adaptive, multiple ascending dose study of oliceridine in more than 50 healthy subjects. The safety, tolerability, pharmacokinetic and pharmacodynamics results of this study were consistent with the early Phase 1 studies described above. We also successfully completed an absorption, distribution, metabolism, and excretion study, with results consistent with the lack of known active oliceridine metabolites. We also completed a single-dose thorough QT study, a renal impairment study which showed no evidence of altered PK/accumulation in patients with renal failure compared to healthy patients, and a human abuse liability study which showed that oliceridine had similar abuse liability as IV morphine when administered at a comparably analgesic dose. In addition, we have completed a study in patients with underlying hepatic impairment, which showed that less frequent oliceridine dosing may be required in patients with severe hepatic impairment.

Regulatory Background and NDA Submission

In late 2017, we submitted the NDA for oliceridine to the FDA and in November 2018, the FDA issued a CRL related to the NDA. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling at a maximum daily dose of 40 mg. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that the submitted safety database would support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we could conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We submitted a detailed protocol and analysis plan to the FDA and received feedback from the FDA on key design elements for the study and analysis plan. To address remaining items in the CRL, the FDA indicated that we should include supporting nonclinical data related to the characterization of the 9662 metabolite and the remaining method validation report in our resubmission of the NDA for oliceridine.

We began the healthy volunteer QT study in June 2019. This was a randomized, single-site, placebo- and positive-controlled three-period crossover study conducted in 68 healthy volunteers, with 59 subjects receiving the maximum daily dose of 27 mg of oliceridine. Subjects were randomly sequenced through all three study periods: IV oliceridine, placebo, and a single oral dose of 400 mg moxifloxacin as a positive control. For the oliceridine and placebo arms, 2 or 3 mg of oliceridine or volume-matched placebo were administered by IV bolus every two hours over a 24-hour period. Electrocardiograms for all subjects were obtained at hourly time points using continuous Holter monitoring.

We reported topline data from the healthy volunteer QT study in November 2019. Oliceridine was well tolerated and adverse events were generally mild to moderate in severity and consistent with adverse events observed in the prior safety database. There were four study discontinuations, including three for lack of venous access and one for a non-serious adverse event, an asymptomatic and transient occurrence of non-sustained ventricular tachycardia, or briefly accelerated heart rate, confounded by hypokalemia, or low potassium levels, with no associated QT prolongation. One subject also completed dosing but was not evaluable due to equipment malfunction. There were no serious adverse events in the study.

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

In February 2020, we resubmitted the NDA for oliceridine based on the topline data from the healthy volunteer QT study and the final minutes of the Type A meeting with the FDA. Our resubmission package included data from the healthy volunteer QT study, nonclinical data that confirmed levels of the 9662 metabolite, and drug product validation reports. The resubmission package also specified a maximum daily dose of 27 mg, as previously acknowledged by the FDA in the Type A meeting minutes. In the acknowledgment letter, the FDA stated that our resubmission was a complete, class 2 response to the CRL. As a result, the FDA set a PDUFA goal date of August 7, 2020 for the completion of its review of the NDA.

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

We estimate that approximately nine million IV opioid treated hospital inpatients may be at increased risk of opioid-related adverse events such as respiratory depression or post-operative nausea and vomiting. We believe that many of these patients are elderly and have comorbid conditions, driving inpatient surgical complexity and length of stay. Population and hospital trend data indicates that these patient groups will continue to grow and be an area of focus for inpatient care. Managing these patients and adverse events results in a significant cost burden to the hospital system. Given these changing dynamics in the hospital marketplace and the increased emphasis on clinical and economic outcomes, we expect our commercialization plans to include health economic information framing the budget impact of oliceridine through a potential reduction in the adverse events seen with conventional IV opioids in these patients.

According to 2017 data from Symphony Health Solutions, approximately 1,200 U.S. hospitals are responsible for approximately 70% of the annual volume of conventional IV opioid drugs prescribed. We expect to identify a subset of these hospitals that utilize high volumes of IV opioids in pain management and have rapidly adopted new branded analgesic agents in the past as the initial account targets for oliceridine at launch. We will work to secure Pharmacy and Therapeutics Committee approval and subsequent utilization of oliceridine at these hospitals.

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

For oliceridine, we have established commercial supply agreements for the manufacture of the API and finished (compounded, filled and packaged) drug product. Alcami Corporation, or Alcami, is contracted to supply 100% of our commercial API from its Germantown, WI manufacturing facility. We have existing commercial supply agreements with two separate companies for the supply of drug product. Alcami is contracted to supply commercial drug product from its facilities in Charleston, SC and Wilmington, NC and was included as part of our NDA submission. Pfizer CentreOne (formerly Hospira) is also contracted to supply commercial drug product from its facility in Rocky Mount, NC, but was not included in our NDA submission. If approved, we anticipate that oliceridine will be classified as a Schedule II controlled substance. All third-party facilities throughout the supply chain have the appropriate licenses from the U.S. Drug Enforcement Administration, or DEA, for handling Schedule II controlled substances according to each of their respective contractual roles (manufacturing, testing, distribution, etc.).

Competition

If oliceridine is approved for IV management of moderate-to-severe acute pain, it will compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. Oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, DSUVIA™ (sublingual sufentanil) marketed by AcelRx, and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc. Together with generic versions of IV NSAIDs such as ketorolac, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

We also are aware of a number of products in mid- and late-stage clinical development that are aimed at improving the treatment of moderate-to-severe acute pain and may compete with oliceridine. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a non-invasive PCA device containing sublingual sufentanil. Innocoll Holdings plc., Heron Therapeutics Inc. and Durect Corporation have proprietary long acting reformulations of bupivacaine in development. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted Κ opioid receptor agonist, which has been administered in combination with mu opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of generic opioid tramadol for moderate-to-severe acute pain.

Intellectual property

Our oliceridine patent portfolio is wholly owned by us. The portfolio includes four issued U.S. patents (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842, and 9,849,119), which claim, among other things, oliceridine, compositions comprising oliceridine, and methods of using oliceridine. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions, and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Eurasia, Europe, Hong Kong, Israel, Japan, India, South Korea, and New Zealand, which claim among other things, oliceridine, compositions comprising oliceridine and methods of making or using oliceridine. The foreign portfolio also includes an application that has been allowed by the European Patent Office, which claim among other things, oliceridine, compositions comprising oliceridine and methods of using oliceridine. We have patent applications pending in the United States, Europe, Japan, Israel, South Korea, Brazil, Canada, and India. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV250

TRV250 is a G-protein biased ligand targeting the DOR agonist as a compound with potential first-in-class, novel mechanism for the treatment of acute migraine. We have completed a first-in-human Phase 1 trial of TRV250, which showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019.

Clinical development

We believe our preclinical data support targeting the delta receptor for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. Preclinical studies in beta-arrestin knockout mice suggest that beta-arrestin plays a role in seizures. TRV250 is a potent delta receptor ligand that selectively activates G-protein coupling without engaging beta arrestin, leading to strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise outside the United States.

Proof-of-Concept Acute Migraine Study

In November 2019, we initiated a proof-of-concept study of TRV250 for the treatment of patients with acute migraine. This is a single-dose, double-blind, placebo-controlled clinical study with an enrollment target of approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point, and will be monitored in a hospital setting for 24 hours.

The primary objective of the study is to determine target engagement, which will be measured as a reduction of sustained nitroglycerin-induced headaches. This study will also evaluate the ability of TRV250 to reduce symptomatic anxiety, as well as safety. We anticipate reporting topline data from this study in the second half of 2020.

Phase 1 Single Ascending Dose Study

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

Competition

Triptans, a generic family of 5-HT1B agonists, are the current standard treatment for acute treatment of migraine in the United States, and account for 70% of sales for this indication. Other less commonly prescribed acute treatments include ergot alkaloids, and analgesics such as opioids and NSAIDs. Various branded reformulations of triptan molecules have been launched, and we are aware of others in development. In May 2016, Avanir Pharmaceuticals, Inc. launched a dry powder nasal delivery formulation of sumatriptan, called ONZETRA™ Xsail™. RedHill Biopharma, Ltd. and IntelGenx Corp. resubmitted the 505(b)(2) NDA for RIZAPORT®, an oral thin film rizatriptan formulation, to the FDA in November 2018. Eli Lilly acquired Lasmiditan, a selective 5-HT1F agonist, from Colucid Pharmaceuticals, Inc., and received FDA approval in October 2019. An NDA for remegepant was filed by BioHaven in the second quarter of 2019 and they have a second CGRP receptor antagonist candidate (vazegepant) in early development for acute treatment of migraine. In December of 2019, Allergan launched Ubrelvy™ (ubrogepant) an oral, small molecule anti-calcitonin gene-related peptide, or CGRP, for treatment of acute migraine.

Patients suffering from frequent or chronic migraine headaches may also use preventative agents to decrease the frequency and severity of migraines. Botox® is the historical gold standard migraine prophylactic, but certain anticonvulsants, such as topiramate, and beta-blockers, such as propranolol, have also been used. However, a new class of anti-CGRP antibody products are being marketed for preventative treatment of migraine: In 2018, Amgen and Novartis launched Aimovig® (erenumab), Eli Lilly and Company launched Emgality® (galcanezumab), and Teva Pharmaceutical Industries Limited launched Ajovy® (fremanezumab) Alder BioPharmaceuticals Inc. has completed Phase 3 trials with its CGRP antibody eptinezumab. Allergan also has late stage migraine prevention trials underway for atogepant, an oral small molecule CGRP receptor antagonist. Biohaven has early stage work underway with vazegepant (also a CGRP receptor antagonist) for the prevention of migraine.

Intellectual property

Our TRV250 patent portfolio is wholly owned by us and includes one issued patent (U.S. Patent No. 10,246,436) in the United States directed to compounds that modulate the delta receptor, claiming, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. The patent is expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have patent applications pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and New Zealand. Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions.

TRV734

TRV734 is a small molecule G-protein biased ligand of the MOR that we discovered and have developed through Phase 1 as a first‑line, orally administered compound for the treatment of moderate-to-severe acute and chronic pain. Like oliceridine, TRV734 takes advantage of a well‑established mechanism of pain relief by targeting the MOR, but does so with enhanced selectivity for the G-protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the beta‑arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. In addition, TRV734’s mechanism of action suggests it may offer valuable benefits for another unmet medical need: the management of opioid dependence associated with OUD. In 2018, we announced that we are collaborating with NIDA to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

Clinical development

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

In collaboration with NIDA, a clinical study is underway to determine whether TRV734 decreases symptoms of opioid withdrawal in patients with OUD. This is a randomized, double-blind, four-period, placebo- and positive-controlled study that will enroll approximately 50 opioid-dependent patients undergoing stable methadone maintenance therapy. The primary objective of the study is to assess the ability of TRV734 to reduce acute opioid craving symptoms, as measured by the Subjective Opioid Withdrawal Scale. The study will also evaluate whether TRV734 suppresses withdrawal signs using the Clinical Opioid Withdrawal Scale. Secondary outcomes will include assessments of safety and measures of neurocognitive changes. Recruitment for this study has begun, but no subjects have been enrolled.

NIDA has previously generated preclinical data in a rodent model of maintenance treatment showing that chronic administration of TRV734 reduced oxycodone-seeking in rats. TRV734 may provide an alternative to existing therapies such as methadone and buprenorphine. Successful therapy with methadone is limited by side effects that include sedation and constipation, while use of buprenorphine is limited by lower maximal efficacy and challenges with initial induction of therapy. It is hypothesized that a MOR biased agonist may provide high efficacy for preventing symptoms of opioid withdrawal while offering a more benign side-effect profile.

Intellectual property

Our TRV734 patent portfolio is wholly owned by us and includes one issued U.S. patent (U.S. Patent No, 9,044,469) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Europe, Eurasia, Hong Kong, Israel, Japan, India, South Korea, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, South Korea, Brazil, Canada, Israel, India, and Hong Kong. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV045 (S1P Modulators)

In July 2017, we disclosed a new preclinical lead optimization program targeting S1P receptors. Our compounds are all new chemical entities, are expected to be non-addictive, and use a new mechanism of action that in preclinical models avoids the immune suppression associated with approved and investigational S1P receptor targeted drugs. These molecules have demonstrated activity in preclinical models of chemotherapy-induced peripheral neuropathy, neuropathic pain, and inflammatory pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated IND-enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Our S1P patent portfolio is wholly owned by us and includes one Patent Cooperation Treaty, or PCT, application directed to compounds that modulate the S1P receptor. National phase applications based on this PCT application, have been filed in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and New Zealand. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038, subject to any disclaimers or extensions. We are aware of a certain U.S. patent owned by a third party with claims that are broadly directed to a method of treating chemotherapy induced neuropathic pain with an S1P receptor agonist or an S1P receptor antagonist. Although we do not believe that this is a valid patent, this patent could be construed to cover our S1P compounds.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, and continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of modulating G-protein coupled receptors with biased ligands.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. The FDA reviews NDA resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial distribution and marketing of the drug with specific prescribing information for specific indications. For some products, an additional step of DEA review and scheduling is required.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

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

The federal criminal and civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws and civil monetary penalties laws, including the federal False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non‑reimbursable, uses.

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

The federal Physician Payments Sunshine Act, also known as Open Payments program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, as defined by such law, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such treatments. In the United States, the European

Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the years since its enactment, there have been, and continue to be, significant developments in, and continued judicial, executive branch, and legislative activity around, attempts to repeal or repeal and replace the PPACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate,” the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our product candidates, once approved, or the amounts of reimbursement available for our product candidates once they are approved.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, as amended, was signed into law. Among other things, this law created the Joint Select Committee on Deficit Reduction to propose spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding. We cannot anticipate what impact these or other future healthcare reform initiatives will have on coverage and reimbursement of our products or our business more generally.

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

Employees

As of December 31, 2019, we had 24 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2007. Our principal executive offices are located at 955 Chesterbrook Boulevard, Suite 110, Chesterbrook, PA 19087. Our telephone number is (610) 354‑8840 and our internet address is www.trevena.com.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.trevena.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites is not incorporated into this filing.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Carrie L. Bourdow	57	President, Chief Executive Officer and Director
Mark A Demitrack, M.D.	62	Senior Vice President and Chief Medical Officer
Robert T. Yoder	54	Senior Vice President and Chief Business Officer
Barry Shin	48	Senior Vice President and Chief Financial Officer
Scott Applebaum	53	Chief Legal and Compliance Officer and Senior Vice President of Regulatory Affairs

Carrie L. Bourdow

Ms. Bourdow has served as the President and Chief Executive Officer of our Company and member of our Board of Directors since October 2018. Prior to her role as Chief Executive Officer, she joined our company as our Chief Commercial Officer in May 2015 and was appointed Executive Vice President and Chief Operating Officer in January 2018. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Since June 2017 she has served as a member of the Board of Directors of Nabriva Therapeutics plc, a biopharmaceutical company, and she has served as a member of the Board of Directors of Sesen Bio, a biopharmaceutical company, since February 2020. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

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

Robert T. Yoder

Mr. Yoder was appointed Senior Vice President and Chief Business Officer in December 2018. He joined our company as Vice President of Commercial Operations and Sales in June 2018. Prior to this, he served as Senior Vice President and Head of Global Commercial Operations, Alliance Management and IT at Orexigen Therapeutics, Inc., a biopharmaceutical company, from March 2015 through June 2018. While at Orexigen, Mr. Yoder built the commercial infrastructure with a focus on innovative, efficient, and effective business process and architecture. Additionally, he led external business development efforts that delivered 11 partnership deals spanning 67 countries. Prior to joining Orexigen, Mr. Yoder spent 28 years at Merck & Co., where he held various roles of increasing responsibility across global business operations and commercial functions. In several of these roles, he was responsible for oversight and execution of large-scale initiatives including integration following acquisitions and led a range of organizational design and corporate change initiatives. Mr. Yoder received his B.S. degree in biology from Dickinson College and earned an M.B.A. from Emory University.

Barry Shin

Mr. Shin joined our company as Senior Vice President and Chief Financial Officer in June 2019. He joined our company with extensive investment banking experience advising biopharmaceutical companies through financing and merger and acquisition, or M&A, transactions. He was Managing Director in the Healthcare Investment Banking Group at Mizuho Securities from May 2017 until he joined the Company. Prior to joining Mizuho Securities, he was a Managing Director in the Healthcare Investment Banking Group of Guggenheim Securities from May 2012 to May 2017. From February 2005 to May 2012, he served in the Healthcare Investment Banking Group of Piper Jaffray. From September 2001 to February 2005, he advised healthcare and technology companies in financing and M&A transactions as a corporate attorney. Mr. Shin received a B.Sc. and joint J.D. / M.B.A. from the University of Toronto.

Scott Applebaum

Mr. Applebaum joined our company as Chief Legal and Compliance Officer and Senior Vice President of Regulatory Affairs in February 2020. He has extensive experience providing legal counsel and regulatory guidance to biopharmaceutical companies in a variety of roles across several organizations. From September 2017 to June 2019, Mr. Applebaum served as President of Context Therapeutics LLC, a privately held biopharmaceutical company. His experience with high-growth biopharmaceutical companies includes his role as General Counsel and Corporate Secretary of Vitae Pharmaceuticals, Inc. from July 2016 to December 2016, where he played a key role in the sale of Vitae to Allergan plc. Mr. Applebaum also served as Chief Legal Officer and Corporate Secretary of Medgenics, Inc. from September 2014 to June 2016. Prior to this, he served as Senior Vice President at Shire Plc, where he held leadership roles in multiple functions, including SVP of Legal, SVP of Global Regulatory Affairs & Quality Assurance and SVP of the Global Neuroscience Business Unit. He began his biopharmaceutical career over two decades ago at Bristol-Myers Squibb where he served in various legal and compliance roles. Mr. Applebaum received a B.S.E. in Finance and Accounting from the Wharton School of the University of Pennsylvania and a J.D. from Stanford Law School.

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

Since inception, we have incurred significant operating losses. Our net loss was $24.9 million, $30.8 million, and $71.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $413.1 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. We still have not completed development of any of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

•	prepare for commercial launch of oliceridine;
•

establish sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize oliceridine, if approved, and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;

•	conduct clinical trials for TRV250 or our other product candidates;
•	seek to identify additional product candidates;
•	conduct clinical trials and seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional sales, marketing, medical, clinical and scientific personnel;
•	defend the Company in the existing class action litigation and incur legal fees in the stockholder derivative litigation; and
•	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Over the next several years, we expect to incur significant expenses in connection with our current operations. Accordingly, we will need to obtain substantial additional funding for these efforts; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

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

We estimate that our existing cash and cash equivalents and marketable securities as of December 31, 2019, together with interest thereon, to be sufficient to fund our operating expenses, debt service, and capital expenditure requirements into the first quarter of 2021 and as a result, there is substantial doubt about our ability to continue as a going concern through the year period from the date of this filing without additional funding.

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

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “TRVN.” Until March 4, 2020, our common stock was listed on the Nasdaq Global Select Market which, along with the Nasdaq Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On September 3, 2019, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We had 180 days from the date of the notice, or until March 2, 2020, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days at some point during this 180-day period. On March 4, 2020, we transferred the listing of our common stock to the Nasdaq Capital Market, which allowed us to become eligible for an additional 180-day compliance period provided for companies listed on the Nasdaq Capital Market, provided that we met the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On March 3, 2020, we received notice from Nasdaq that we were granted an additional 180 days, or until August 31, 2020, to regain compliance with the minimum price requirement. Even with the additional time, there can be no assurance that our stock will regain compliance and even with a reverse stock split there can be no assurance that we can maintain Nasdaq listing compliance. If we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to timely commercialize, or to commercialize at all, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing these product candidates and will significantly limit our ability to generate revenue in the future. To date, we have not received approvals to market any of our product candidates from regulatory authorities in any jurisdiction, and in the United States have received a CRL related to the NDA for oliceridine, and while we have refiled our NDA, we may never be successful in obtaining any such approvals. In March 2019, based on its review of data from the Company’s Phase 3 studies of oliceridine, the

FDA informed us that under the conditions studied, these data were not sufficient to support the continuation of FDA’s previously granted Breakthrough Therapy designation.

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

A Risk Evaluation and Mitigation Strategy, or REMS, is imposed by the FDA to assure safe use of drug products, either as a condition of product candidate approval or on the basis of new safety information after approval. Our MOR product candidates and our other product candidates may require a REMS. The REMS may include medication guides for patients, special communication plans to healthcare professionals or elements to assure safe use such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS that may be required as part of the FDA’s approval of our product candidates, if approved. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates and could negatively affect sales. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates also may prevent or delay their approval for commercialization.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	the need to generate additional clinical data in order to provide information to the FDA to sufficiently address any future concerns for oliceridine to allow for the future approval of oliceridine;
•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post‑marketing studies or clinical trials;
•	warning letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

We are early in our development efforts and have only one product candidate, oliceridine, for which we have completed Phase 3 development and resubmitted an NDA to the FDA, following receipt of a CRL and completion of a healthy volunteer QT study to generate additional clinical data to respond to such CRL. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue, which we do not expect will occur for the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Across the Phase 3 clinical development program for oliceridine, there were three suspected unexpected serious adverse reactions, or SUSARs, reported to the FDA: one each for instances of post-operative ileus and lethargy, and one patient who experienced hepato-renal failure. In addition, in the thorough QT study we conducted as part of the development of oliceridine, we observed no concentration-related effects of oliceridine on QT, but we did observe a small QT prolongation, crossing the threshold of regulatory concern, at the supratherapeutic dose, with a peak effect observed one hour post-dosing. In our Phase 3 program, we included ECG monitoring to capture any potential delayed effects of oliceridine on the QT interval. While the data we collected in these studies did not show any oliceridine-specific effects on the QT interval, and there were not any clinical sequelae associated with a prolonged QT interval, the FDA indicated in the oliceridine CRL that they would like to see additional clinical data related to the QT interval. In June 2019, we initiated a healthy volunteer study in order to obtain the additional clinical data related to the QT interval that was requested by the FDA, and we announced topline data from the study in November 2019. We cannot assure you that the results of this QT study (i) will not show any oliceridine-specific effects on the QT interval, (ii) that there will not be any clinical sequelae associated with any prolonged QT interval, or (iii) that the study itself and the results obtained will address the FDA’s concerns sufficiently to allow for the future approval of oliceridine.

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

TRV250, our DOR product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that TRV250 will be associated with similar side effects. We initiated a proof-of-concept study in subjects with a history of migraine headaches in November 2019. A primary goal of this study is to determine whether there is evidence that TRV250 may have potential as an acute treatment for migraine headaches. In addition, this study will examine various aspects of the safety of TRV250, including any potential risk of seizures, risk of any cardiovascular issues, and other medically important adverse events. If these side effects are significant, we likely would discontinue further development of TRV250 for the treatment of migraines

If our clinical trials reveal a high and unacceptable severity and prevalence of side effects, these trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Drug related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not attain profitability. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy, safety, cost and potential advantages compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	our ability to offer the product for sale profitably and at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of sales, marketing, and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved; and
•	any restrictions on the use of our products, both on their own and together with other medications.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with our product candidates, if any of our product candidates achieves regulatory approval, we also face potential competition from other drug candidates in development by other companies. If approved, oliceridine also may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc, with EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc., CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals, DSUVIA™ (sublingual sufentanil nanotabs), marketed by AcelRx, and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a patient-controlled analgesia device which dispenses sublingual sufantanil nanotabs. Innocoll Holdings plc., Heron Therapeutics Inc. and Durect Corporation have proprietary long‑acting reformulations of bupivacaine in development. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted κ‑opioid receptor agonist, which has been administered in combination with mu‑opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of the generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

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
•

collaborations may be terminated at the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaborators may be affected by political instability or instability from a regional or global pandemic disease, such as the recent coronavirus outbreak.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our nonclinical studies are conducted in accordance with GLP, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of these clinical trials when completed on a government-sponsored public database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition to seeking patent protection for our product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We limit disclosure of such trade secrets where possible, but we also seek to protect these trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who do have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Physician Payments Sunshine Act, also known as Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Moreover, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Despite our implementation of security measures, our internal computer systems and operations and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, outbreak of regional or global pandemic diseases, such as the recent coronavirus outbreak, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our product candidate development programs. For example, the loss of data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed or abandoned.

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

In December 2018, a shareholder derivative action was filed on our behalf and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits. Furthermore, such litigation could cause us to incur substantial costs and divert management’s attention and resources from the operation of our business. These factors may materially and adversely affect the market price of our common stock.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2017 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three year period, the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $76.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2019, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to, and report on, management's assessment of our internal controls over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

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

As a public company listed in the United States, we are incurring, and will continue to incur, significant legal, accounting and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

Except as described above, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “TRVN.” On March 10, 2020,  there were 7 holders of record of our common stock.

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

In late 2017, we submitted the oliceridine new drug application, or NDA, to the United States Food and Drug Administration, or FDA. In November 2018, the FDA issued a complete response letter, or CRL, with respect to our NDA for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, we announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that our current safety database would support labeling at a maximum daily dose of 27 mg. The FDA also agreed that we could conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. We initiated the healthy volunteer QT study in June 2019 following our receipt of feedback from the FDA on key design elements for the study and analysis plan. In August 2019, we announced that we had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining method validation report requested by the FDA. In November 2019, we reported topline data from the healthy volunteer QT study. In February 2020, we resubmitted the oliceridine NDA. Our resubmission package included data from the healthy volunteer QT study, nonclinical data that confirmed levels of the 9662 metabolite, and drug product validation reports.  In the acknowledgment letter, the FDA stated that our resubmission was a complete, class 2 response to the CRL. As a result, the FDA set a PDUFA goal date of August 7, 2020 for the completion of its review of the NDA.

•

TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019. This single-dose, double-blind, placebo-controlled clinical study will enroll approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point, and will be monitored in a hospital setting for 24 hours. Target engagement will be determined by the reduction in the number of subjects who experience a sustained nitroglycerin-induced headache.

•

TRV734: We have identified and completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 is designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. We intend to continue to focus our efforts for TRV734 on securing a worldwide development and commercialization partner for this asset.

•

TRV045: We are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2019, we had an accumulated deficit of $413.1 million. Our net loss was $24.9 million, $30.8 million and $71.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, or TRV734.

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

Recent Developments

Resubmission of NDA

In February 2020, we resubmitted the NDA for oliceridine based on the topline data from the healthy volunteer QT study and the final minutes of the Type A meeting with the FDA. Our resubmission package included data from the healthy volunteer QT study, nonclinical data that confirmed levels of the 9662 metabolite, and drug product validation reports. The resubmission package also specified a maximum daily dose of 27 mg, as previously acknowledged by the FDA in the Type A meeting minutes.  In the acknowledgment letter, the FDA stated that our resubmission was a complete, class 2 response to the CRL. As a result, the FDA set a PDUFA goal date of August 7, 2020 for the completion of its review of the NDA.

Transfer to Nasdaq Capital Market

On March 4, 2020, we transferred the listing of our common stock to the Nasdaq Capital Market, in order to become eligible for an additional 180-day compliance period provided for companies listed on the Nasdaq Capital Market, provided that we meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and we provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Our common stock continues to trade under the symbol “TRVN.” On March  3, 2020, we received notice from Nasdaq that we were granted an additional 180 days, or until August 31, 2020, to regain compliance with the minimum price requirement.

Repayment of Term Loans

On March 1, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank, including a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.  We are no longer required to make any further payments under the loan and security agreement to Oxford Finance LLC and Pacific Western Bank.

Appointment of Executive Officer

On February 10, 2020, our board of directors appointed Scott Applebaum as our Chief Legal and Compliance Officer and Senior Vice President of Regulatory Affairs. Mr. Applebaum comes to the Company with over 20 years of experience in a variety of senior leadership roles at both large and small companies at various stages of development and commercialization in the biopharmaceuticals sector.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), or the lenders, pursuant to which they agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C), collectively, the Term Loans. Upon initially entering into the agreement, we borrowed $2.0 million under Term Loan A. On April 13, 2015, we amended the agreement with the lenders to change the draw period for Term Loan B. In December 2015, we further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, we borrowed the Term Loan B tranche of $16.5 million. Our ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of our Phase 2b clinical trial of TRV027. Although those triggers were not attained, in December 2016, we and the lenders modified the terms and conditions under which we could exercise an option to draw $10.0 million of Term Loan C. In March 2017, we borrowed the Term Loan C tranche of $10.0 million.

Borrowings under Terms Loans A and B accrue interest at a fixed rate of 6.50% per annum. Borrowings under Term Loan C accrue interest at a fixed rate of 6.98% per annum. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. As of December 31, 2019, there was a  $3.2 million aggregate principal balance outstanding under the credit facility. On March 1, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

Our obligations were secured by a first priority security interest in substantially all of our assets, including our cash and cash equivalents and marketable securities, but excluding our intellectual property (together, the collateral). In addition, we have agreed not to pledge or otherwise encumber our intellectual property, with specified exceptions. Upon an event of default, the lenders have the right to foreclose upon the available collateral, including our existing cash and cash equivalents and marketable securities.

In connection with entering into the original agreement, we issued to the lenders and placement agent warrants to purchase an aggregate of 7,678 shares of our common stock, of which 5,728 shares remain outstanding as of December 31, 2019. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with the draw of Term Loan B, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with the draw of Term Loan C, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470‑20‑25‑2.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10‑K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019, 2018, and 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

At December 31, 2019, we had two stock-based compensation plans, which are more fully described in Note 7. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards

Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

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

For stock options granted to employees and directors, we recognize compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock unit awards to employees, the fair value is based on the closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. We elected an accounting policy to record forfeitures as they occur.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the financial statements included in Part II of this Annual Report on Form 10‑K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	Change
Revenue:
License revenue	$31	$5,732	$(5,701)
Operating expenses:
General and administrative	13,212	18,979	(5,767)
Research and development	13,291	15,824	(2,533)
Restructuring charges	—	1,427	(1,427)
Impairment of property and equipment	108	—	108
Total operating expenses	26,611	36,230	(9,619)
Loss from operations	(26,580)	(30,498)	3,918
Other income (expense):
Change in fair value of warrant liability	(4)	9	(13)
Net (loss) gain on asset disposals	(12)	107	(119)
Other income, net	2,254	1,567	687
Interest income	418	1,001	(583)
Interest expense	(931)	(2,231)	1,300
(Loss) gain on foreign currency exchange	(16)	6	(22)
Total other income	1,709	459	1,250
Loss before income tax expense	(24,871)	(30,039)	5,168
Foreign income tax expense	—	(745)	745
Net loss attributable to common stockholders	$(24,871)	$(30,784)	$5,913

Revenue

Revenue recorded in 2019 relates to materials shipped to Nhwa to support the development of oliceridine efforts in China. Revenue recognized in 2018 primarily relates to the upfront payments received at inception of the licensing agreements in South Korea and China that the Company entered into in 2018.

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

General and administrative expenses decreased by $5.8 million, or 30%, for the year ended December 31, 2019 compared to the same period in 2018, primarily related to a reduction in headcount associated with the 2018 restructuring and reduction in force, resulting in decreases in personnel related costs, stock-based compensation expense and marketing expenditures.

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

Research and development expenses decreased by $2.5 million, or 16% in 2019 as compared to 2018. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2019	2018
Personnel-related costs	$5,617	$7,075
Oliceridine	6,003	6,116
TRV027	1	33
TRV250	783	1,577
Other research and development	887	1,023
	$13,291	$15,824

The decrease in research and development expenses during the year ended December 31, 2019 was primarily driven by the year-over-year decline in expenditures on TRV250 and personnel-related costs were primarily related to the completion of the Phase 1 clinical trial for TRV250 and various cost savings initiatives implemented during 2018, including the 2018 restructuring and reduction in force.

Restructuring expense

On November 8, 2018, upon the approval of the Board of Directors, we announced a workforce restructuring of approximately one-third of our workforce, or 14 employees, as well as other cost saving initiatives intended to lower our annualized net operating cash burn. We completed the restructuring on December 31, 2018. The total costs related to the restructuring were approximately $1.4 million, all of which resulted in future cash outlays, primarily related to severance costs and benefit-related expenses. We recorded these charges in the fourth quarter of 2018. As a result of such restructuring in 2018, restructuring expenses decreased by $1.4 million, or 100%, for the year ended December 31, 2019 compared to the same period in 2018.

Total other income

Total other income increased by $1.3 million, or 272%, during the year ended December 31, 2019 compared to the same period in 2018, primarily due to sublease income, net of the related lease expense and a decrease in interest expense associated with lower principal balances during the principal repayment term.

Comparison of Years Ended December 31, 2018 and 2017

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	Change
Revenue:
License revenue	$5,732	$—	$5,732
Operating expenses:
General and administrative	18,979	19,639	(660)
Research and development	15,824	48,974	(33,150)
Restructuring	1,427	1,774	(347)
Total operating expenses	36,230	70,387	(34,157)
Loss from operations	(30,498)	(70,387)	39,889
Other income (expense):
Sublease rental income	—	—	—
Change in fair value of warrant liability	9	65	(56)
Net (loss) gain on asset disposals	107	(56)	163
Miscellaneous income	1,567	614	953
Interest income	1,001	679	322
Interest expense	(2,231)	(2,780)	549
Gain on foreign currency exchange	6	—	6
Total other income (expense)	459	(1,478)	1,937
Loss before income tax expense	(30,039)	(71,865)	41,826
Foreign income tax expense	(745)	—	(745)
Net loss attributable to common stockholders	$(30,784)	$(71,865)	$41,081

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

Restructuring expense

On November 8, 2018, upon the approval of the Board of Directors, we announced a workforce restructuring of approximately one-third of our workforce, or 14 employees, as well as other cost saving initiatives intended to lower our annualized net operating cash burn. We completed the restructuring on December 31, 2018. The total costs related to the restructuring were approximately $1.4 million, all of which resulted in future cash outlays, primarily related to severance costs and benefit-related expenses. We recorded these charges in the fourth quarter of 2018. As a result of such restructuring in 2018, restructuring expenses decreased by $0.3 million, or 20%, for the year ended December 31, 2018 compared to the same period in 2017, when we announced a restructuring and reduction in force of 21 employees, primarily in the research and development area, as well as other cost saving initiatives, as further discussed below.

Total other income (expense)

Total other income (expense) increased by $1.9 million, or 131%, during the year ended December 31, 2018 compared to the same period in 2017, primarily due to a decrease in interest expense associated with lower principal balances during the principal repayment term, income associated with business development activities, sublease income from Vanguard, an increase in interest income associated with higher interest rates and an increase in funds received from the sales of Pennsylvania research and development tax credits in 2018, as compared to 2017.

Liquidity and Capital Resources

We incurred net losses of $24.9 million, $30.8 million, and $71.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Net cash used in operating activities was $23.7 million, $25.4 million, and $71.3 million for those same periods. At December 31, 2019, we had an accumulated deficit of $413.1 million, working capital of $28.4 million, cash and cash equivalents of $32.3 million, restricted cash of $1.3 million, and marketable securities of $3.5 million.

On January 29, 2019, we entered into securities purchase agreements with two institutional investors wherein we agreed to sell to the investors an aggregate of 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to our existing registration statement on Form S-3, or the Registered Direct Offering. The net proceeds to us from the Registered Direct Offering were approximately $9.2 million, after deducting fees and the expenses of the placement agent.

Pursuant to a letter agreement dated January 28, 2019, or the Engagement Letter, we engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as our exclusive placement agent in connection with the Registered Direct Offering. We paid Wainwright 7.0% of the aggregate gross proceeds of the Registered Direct Offering and $50,000 for certain expenses, and we issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share.

On April 17, 2019, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of shares of our common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. We intend to use the net proceeds from the HCW ATM Program primarily for the development of our lead product candidate, oliceridine, and for general corporate purposes. In 2019, we issued and sold approximately 1.4 million shares of our common stock under the HCW ATM Program. The net offering proceeds to us in 2019 for sales under the HCW ATM Program were approximately $1.1 million after deducting related expenses, including commissions. As of December 31, 2019, there was approximately $48.9 million remaining available for future issuances under the HCW ATM Program.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(23,667)	$(25,375)	$(71,255)
Investing activities	25,583	21,000	32,780
Financing activities	(2,497)	20,600	30,986
Net (decrease) increase in cash, cash equivalents and restricted cash	$(581)	$16,225	$(7,489)

Net cash used in operating activities

Net cash used in operating activities was $23.7 million for the year ended December 31, 2019 and consisted primarily of a net loss of $24.9 million and an increase in prepaid expenses of $1.1 million primarily related to the TRV250 study. Cash outflows were partially offset by non-cash expenses for stock compensation of $3.2 million and other non-cash adjustments.

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

Net cash provided by investing activities

Net cash provided by investing activities was $25.6 million for the year ended December 31, 2019. Investing activities consisted primarily of purchases and maturities of marketable securities.

Net cash provided by investing activities for the years ended December 31, 2018 and 2017 was $21.0 million and $32.8 million, respectively, and consisted primarily of the purchases and maturities of marketable securities. Net cash provided by investing activities for the year ended December 31, 2017 also included expenditures related to the July 2017 relocation of our corporate headquarters to Chesterbrook, Pennsylvania.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $2.5 million for the year ended December 31, 2019, which was primarily due to principal repayments on our Term Loans of $12.7 million, offset by net proceeds of $9.2 million from the Registered Direct Offering and net proceeds of $1.1 million from the sale of common stock through our HCW ATM Program.

Net cash provided by financing activities was $20.6 million for the year ended December 31, 2018, which was primarily due to net proceeds of $33.2 million from the sale of common stock through our previous at-the-market offering program, offset by principal repayments on our Term Loans of $12.7 million.

Net cash provided by financing activities was $31.0 million for the year ended December 31, 2017, which was primarily due to net proceeds of $20.7 million from the sale of common stock through our previous at-the-market offering programs, and net proceeds of $9.9 million from the March 31, 2017 draw of Term Loan C.

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

We believe that our cash and cash equivalents and marketable securities as of December 31, 2019, together with interest thereon, will be sufficient to fund our operating expenses, debt service, and capital expenditure requirements into the first quarter of 2021 and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. However, our anticipated operating expenses involve significant risks and uncertainties and therefore our assessment of the amount and timing of these costs and activities may change in the future. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in the Registered Direct Offering. In June 2018, we filed a $175.0 million shelf registration statement, which includes the $50.0 million HCW ATM Program, of which there was approximately $48.9 million of available capacity as of December 31, 2019. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Contractual Obligations and Commitments

The following is a summary of our long‑term contractual cash obligations as of December 31, 2019 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations (1)	$12,140	$1,352	$2,777	$2,875	$5,136
Loans payable (2)	3,167	3,167	—	—	—
Total	$15,307	$4,519	$2,777	$2,875	$5,136

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space in Chesterbrook, Pennsylvania. Future rent streams of $1.1 million to be collected in less than one year and $1.0 million to be collected between one and three years are not offset against operating lease obligations.

(2)

Excludes the final fee payment due upon last payment date of the amounts borrowed. On March 1, 2020, we repaid the Term Loans in full. See “Recent Developments—Repayment of Term Loans” for additional information.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (COSO). Based on the assessments of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of income and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02, “Leases”

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Trevena’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Trevena, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of income and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 12, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, PA

March 12, 2020

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$32,305	$32,892
Marketable securities	3,500	28,590
Prepaid expenses and other current assets	1,683	607
Total current assets	37,488	62,089
Restricted cash	1,309	1,303
Property and equipment, net	2,705	3,387
Right-of-use lease asset	5,472	—
Other assets	20	—
Total assets	$46,994	$66,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,047	$1,416
Accrued expenses and other current liabilities	2,403	3,295
Current portion of loans payable, net	5,037	12,562
Lease liability	620	10
Deferred rent	—	207
Total current liabilities	9,107	17,490
Loans payable, net	—	4,811
Leases, net of current portion	7,804	20
Deferred rent, net of current portion	—	2,931
Warrant liability	5	1
Total liabilities	16,916	25,253
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2019 and December 31, 2018; 94,213,760 and 82,323,413 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	94	82
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	443,129	429,727
Accumulated deficit	(413,145)	(388,274)
Accumulated other comprehensive loss	—	(9)
Total stockholders’ equity	30,078	41,526
Total liabilities and stockholders’ equity	$46,994	$66,779

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
License revenue	$31	$5,732	$—
Operating expenses:
General and administrative	13,212	18,979	19,639
Research and development	13,291	15,824	48,974
Restructuring charges	—	1,427	1,774
Impairment of property and equipment	108	—	—
Total operating expenses	26,611	36,230	70,387
Loss from operations	(26,580)	(30,498)	(70,387)
Other income (expense):
Change in fair value of warrant liability	(4)	9	65
Net (loss) gain on asset disposals	(12)	107	(56)
Other income, net	2,254	1,567	614
Interest income	418	1,001	679
Interest expense	(931)	(2,231)	(2,780)
(Loss) gain on foreign currency exchange	(16)	6	—
Total other income (expense)	1,709	459	(1,478)
Loss before income tax expense	(24,871)	(30,039)	(71,865)
Foreign income tax expense	—	(745)	—
Net loss attributable to common stockholders	$(24,871)	$(30,784)	$(71,865)
Other comprehensive gain (loss), net:
Unrealized gain (loss) on marketable securities	9	33	(44)
Other comprehensive gain (loss), net	9	33	(44)
Comprehensive loss	$(24,862)	$(30,751)	$(71,909)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.42)	$(1.21)
Weighted average common shares outstanding, basic and diluted	91,677,963	73,558,548	59,436,649

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Stockholders’ Equity

For the Period From January 1, 2017 to December 31, 2019

(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2017	55,768,414	$56	$364,148	$(285,625)	$2	$78,581
Stock-based compensation expense	—	—	6,387	—	—	6,387
Exercise of stock options	293,809	—	361	—	—	361
Issuance of common stock warrants	—	—	501	—	—	501
Issuance of common stock, net of issuance costs	6,248,572	6	20,706	—	—	20,712
Unrealized loss on marketable securities	—	—	—	—	(44)	(44)
Net loss	—	—	—	(71,865)	—	(71,865)
Balance, December 31, 2017	62,310,795	$62	$392,103	$(357,490)	$(42)	$34,633
Stock-based compensation expense	—	—	4,367	—	—	4,367
Exercise of stock options	133,074	—	83	—	—	83
Issuance of common stock, net of issuance costs	19,879,544	20	33,174	—	—	33,194
Unrealized gain on marketable securities	—	—	—	—	33	33
Net loss	—	—	—	(30,784)	—	(30,784)
Balance, December 31, 2018	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	3,232	—	—	3,232
Exercise of stock options	41,968	—	28	—	—	28
Shares repurchased by the Company	(122)	—	—	—	—	—
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	406,093	—	(158)	—	—	(158)
Issuance of common stock, net of issuance costs	11,442,408	12	9,953	—	—	9,965
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(24,871)	—	(24,871)
Balance, December 31, 2019	94,213,760	$94	$443,129	$(413,145)	$—	$30,078

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(24,871)	$(30,784)	$(71,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	645	490
Stock-based compensation	3,232	4,367	6,387
Noncash interest expense on loans	331	786	1,050
Impairment of property and equipment	108	—	—
Loss on disposal of assets	12	177	70
Revaluation of warrant liability	4	(9)	(65)
(Accretion) amortization of bond (discount) premium on marketable securities	(484)	(182)	474
Change in right-of-use asset	301	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,122)	786	612
Operating lease liabilities	(482)	—	—
Accounts payable, accrued expenses and other liabilities	(1,258)	(1,161)	(8,408)
Net cash used in operating activities	(23,667)	(25,375)	(71,255)
Investing activities:
Purchases of property and equipment	—	(169)	(3,495)
Maturities of marketable securities	79,389	68,982	99,018
Purchases of marketable securities	(53,806)	(47,813)	(62,743)
Net cash provided by investing activities	25,583	21,000	32,780
Financing activities:
Proceeds from exercise of common stock options	28	83	361
Proceeds from issuance of common stock, net	10,312	33,195	20,712
Payment of employee withholding taxes on vested restricted stock units	(158)	—	—
Capital lease payments	(12)	(11)	(8)
Proceeds from loans payable, net	—	—	9,921
Repayments of loans payable, net	(12,667)	(12,667)	—
Net cash (used in) provided by financing activities	(2,497)	20,600	30,986
Net (decrease) increase in cash, cash equivalents and restricted cash	(581)	16,225	(7,489)
Cash, cash equivalents and restricted cash—beginning of period	34,195	17,970	25,459
Cash, cash equivalents and restricted cash—end of period	$33,614	$34,195	$17,970
Supplemental disclosure of cash flow information:
Cash paid for interest	$600	$1,446	$1,730
Capital lease additions	$—	$—	$27
Fair value of common stock warrants issued to underwriters	$347	$—	$501

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2019

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. In November 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein the FDA agreed that the current oliceridine safety database would support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company could conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company initiated the healthy volunteer QT study in June 2019 following its receipt of feedback from the FDA on key design elements for the study and analysis plan. In August 2019, the Company announced that it had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining product validation reports requested by the FDA. In November 2019, the Company reported topline data from the healthy volunteer QT study. In February 2020, the Company resubmitted the oliceridine NDA. See Note 17 for additional information.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2019, the Company had an accumulated deficit of $413.1 million. The Company’s net loss was $24.9 million, $30.8 million and $71.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company believes its existing balance of cash and cash equivalents of $32.3 million and marketable securities of $3.5 million as of December 31, 2019 is not sufficient to fund operations within one year from the date these financial statements are issued. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. However, under the requirements of ASC 205-40, management did not consider the potential future capital raises or other plans to mitigate this risk in their assessment of the Company’s ability to meet its obligations for the next twelve months as they were unable to conclude that such plans were probable to occur. Management’s plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified common stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance. The financial data and other information disclosed in these notes are not necessarily indicative of the results to be expected for any future year or period. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those results.

Cash, Cash Equivalents and Marketable Securities

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

The Company classifies its marketable securities as “available-for-sale,” pursuant to ASC Topic 320, Investments—Debt and Equity Securities, or ASC 320, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. As of December 31, 2019 and 2018, the Company had $3.5 million and $28.6 million, respectively, in available-for-sale investments, all classified as current assets. See Note 3 for additional information.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2019 and 2018 is the nominal value of the loan payable, net of debt discount and deferred charges. The nominal value approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

Property and Equipment

Property and equipment consists of computer and laboratory equipment, software, office equipment, furniture, manufacturing equipment and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. The Company uses a life of three years for computer equipment and five years for laboratory equipment, office equipment, furniture, manufacturing equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews long‑lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded since inception through December 31, 2018. $0.1 million of impairment losses were recorded during the year ended December 31, 2019.

Leases

At the commencement of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable fees that are known or subject to a minimum floor. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. When a contract excludes an implicit rate, the Company utilizes an incremental borrowing rate based on information available at the lease commencement date including lease term and geographic region. The initial valuation of the right-of-use, or ROU, asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date, and initial direct costs incurred by the Company and excludes lease incentives.

Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the balance sheet. The lease expense for short-term leases is recognized on a straight-line basis over the lease term. The

Company tests for impairment of the ROU assets whenever circumstances indicate that the carrying amount of the asset may not be recoverable.

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities. The value of these warrants was immaterial as of December 31, 2019 and 2018.

In addition, in connection with entering into loan agreements, the Company has issued warrants to purchase shares of the Company’s common stock. These detachable warrant instruments qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrant. See Note 6 and Note 7 for additional information.

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

Revenue

ASC 605 Revenue

Prior to the adoption of FASB’S ASC 606 effective January 2018, the Company recognized revenue under FASB’s ASC 605. Under ASC 605, the Company recognized collaboration revenue when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price was fixed and determinable, and collectability was reasonably assured.

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Current portion of deferred revenue. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as Deferred revenue, net of current portion. As of December 31, 2019 and 2018, the Company did not have a deferred revenue balance.

License Revenues

The Company’s revenues have primarily been generated through licensing arrangements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

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

See Note 9 for additional details surrounding the Company’s licensing arrangements.

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

The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-

refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019, 2018, and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock‑Based Compensation

At December 31, 2019, the Company had two stock‑based compensation plans, which are more fully described in Note 7. The Company has applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, to account for stock-based compensation for employees. The Company recognizes compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant.

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

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the estimated grant-date fair values. For restricted stock unit awards to employees, the fair value is based on the closing price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The Company elected an accounting policy to record forfeitures as they occur.  For stock awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, the SEC staff issued SAB 118, which provides guidance on accounting for the effects of the Tax Act. See Note 14.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard beginning in the quarter ending September 30, 2019 and the adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclose key information about leasing arrangements in an effort to increase transparency and comparability among organizations. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted the standard on January 1, 2019 using a modified retrospective approach. The Company recognized a ROU asset and corresponding lease liability related to its operating leases as of the date of adoption. The Company elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company elected not to separate lease and non-lease components and will not apply the hindsight practical expedient. The adoption of this standard resulted in recording additional net lease assets and lease liabilities of approximately $5.7 million and $8.8 million, respectively. The standard did not materially impact the Company’s net earnings and had no impact on cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer in an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations. ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09 to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principal to certain types of arrangements. The effective date for both standards is January 1, 2018. The Company adopted these standards on January 1, 2018 and elected the modified retrospective transition method, meaning the cumulative effect of applying the new guidance, if any, was recognized at that date as an adjustment to the opening accumulated deficit balance. There was no impact on the Company’s financial statements upon adoption, as the Company did not have any contracts with customers as of the adoption date.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following table presents the Company’s cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,302	$—	$—	$9,302	$7,993	$1,309	$—
Level 1 (1):
Money market funds	18,306	—	—	18,306	18,306	—	—
U.S. treasury securities	5,996	—	—	5,996	2,496	—	3,500
Subtotal	24,302	—	—	24,302	20,802	—	3,500
Level 2 (2):
U.S. government agency securities	3,510	—	—	3,510	3,510	—	—
Total	$37,114	$—	$—	$37,114	$32,305	$1,309	$3,500

	December 31, 2018
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,992	$—	$—	$10,992	$9,689	$1,303	$—
Level 1 (1):
Money market funds	23,203	—	—	23,203	23,203	—	—
U.S. treasury securities	18,938	—	(4)	18,934	—	—	18,934
Subtotal	42,141	—	(4)	42,137	23,203	—	18,934
Level 2 (2):
U.S. government agency securities	9,661	—	(5)	9,656	—	—	9,656
Total	$62,794	$—	$(9)	$62,785	$32,892	$1,303	$28,590

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2019, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses on marketable securities during the years ended December 31, 2019 and 2018. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. The Company does not hold material Level 3 securities, and therefore, there were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2019 or 2018.

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2019	2018
Computers and software	3 - 5	$480	$752
Office equipment and furniture	5	706	832
Manufacturing equipment	5	10	242
Leasehold improvements	10	3,082	3,082
Leased assets	5	45	59
Total property and equipment		4,323	4,967
Less accumulated depreciation and amortization		(1,618)	(1,580)
Property and equipment, net		$2,705	$3,387

Depreciation and amortization expense was $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Compensation and benefits	$1,786	$1,524
Restructuring (severance)	—	1,419
Pharmaceutical development expenses	445	231
Accrued interest	18	88
Other accrued expenses and other current liabilities	154	33
Total accrued expenses and other current liabilities	$2,403	$3,295

6. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C), collectively, the Term Loans. Upon initially entering into the agreement, the Company borrowed $2.0 million under Term Loan A. In April 2015, the Company amended the agreement with the lenders to change the draw period for Term Loan B. In December 2015, the Company further amended the agreement with the lenders to, among other things, change the draw period for Term Loan C, modify the interest only period, and modify the maturity date of the loan. In December 2015, the Company borrowed the Term Loan B tranche of $16.5 million. The Company’s ability to draw an additional $16.5 million under Term Loan C was subject to the satisfaction of one or more specified triggers related to the results of the Company’s Phase 2b clinical trial of TRV027, which were announced in May 2016. Although those triggers were not attained, in December 2016, the Company and the lenders modified the terms and conditions under which the Company could exercise an option to draw $10.0 million of Term Loan C. In March 2017, the Company borrowed the Term Loan C tranche of $10.0 million.

As of December 31, 2019, borrowings under Term Loans A and B accrued interest at a fixed rate of 6.50% per annum and borrowings under Term Loan C accrued interest at a fixed rate of 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued to be due through December 31, 2019, and until the maturity date of March 1, 2020. As of December 31, 2019, there was $3.2 million aggregate principal balance outstanding under the Term Loans. Upon the last payment date of the amounts borrowed under the agreement, the Company will be required to pay a final payment fee equal to 6.6% of the aggregate amounts borrowed, which is recorded as interest expense over the term of the loans payable. In addition, if the Company repays Term Loan A, Term Loan B, or Term Loan C prior to the maturity date, it will pay the lenders a prepayment fee of 1.0% of Term Loan C.

As of December 31, 2019, the Company’s obligations under the loan and security agreement were secured by a first priority security interest in substantially all of the assets of the Company, including the Company’s cash, cash equivalents, and marketable securities but excluding the Company’s intellectual property (collectively, the collateral). The Company agreed not to pledge or otherwise encumber its intellectual property, other than through grants of certain permitted non-exclusive or exclusive licenses or other conveyances of its intellectual property.

As of December 31, 2019, the loan and security agreement includes affirmative and restrictive covenants, including: (a) financial reporting requirements; (b) limitations on the incurrence of indebtedness; (c) limitations on liens; (d) limitations on certain merger and acquisition transactions; (e) limitations on dispositions of certain assets; (f) limitations on fundamental corporate changes (including changes in control); (g) limitations on investments; (h) limitations on payments and distributions and (i) other covenants. The agreement also contained certain events of default, including for payment defaults, breaches of covenants, a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment in the value of the collateral or in the prospect of repayment of the Company’s obligations to the lender, certain levies, attachments and other restraints on the Company’s business, insolvency, defaults under other agreements and misrepresentations. As of December 31, 2019, under the agreement, upon an event of default, the lenders had the right to foreclose upon the available collateral, including the Company’s existing cash and cash equivalents and marketable securities.

In connection with entering into the loan and security agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena common stock, of which 5,728 shares remain outstanding as of December 31, 2019. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470‑20‑25‑2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of its common stock. These warrants have substantially the same terms as those noted above, and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027.

As of December 31, 2019, borrowings of $3.2 million attributable to Term Loans A, B and C are outstanding. Interest expense of $0.6 million,  $1.4 million and $1.7 million was recorded during the years ended December 31, 2019, 2018 and 2017, respectively. The Company incurred lender and third-party costs of $1.0 million, related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs will be amortized to interest expense over the life of the loans using the effective interest method. A total of $0.1 million,  $0.2 million and $0.3 million of debt discount and debt issuance costs were amortized to interest expense during the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Gross proceeds	$3,167	$15,833
Debt discount and debt issuance costs (1)	1,870	1,540
Carrying value	5,037	17,373
Current portion of loans payable, net	5,037	12,562
Loans payable, net	$—	$4,811

(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

Aggregate maturities of long-term debt as of December 31, 2019 are as follows (in thousands):

2020 (1)	$3,167
2021	—
2022	—
2023	—
2024	—
$3,167
Debt Discount and deferred financing costs	(4)
$3,163

(1)	Excludes the final fee payment of $1.9 million due upon last payment date of the amounts borrowed.

On March 1, 2020, the Company repaid the Term Loans in full. See Note 17 for additional information.

7. Stockholders’ Equity

Equity Offerings

ATM Programs

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of December 31, 2019 and December 31, 2018. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of each of December 31, 2019 and December 31, 2018. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

On December 14, 2015, the Company entered into an at-the-market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, to offer and sell, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Cowen as its sales agent, or the First ATM Program. Sales under the First ATM Program were deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. Under the First ATM Program, the Company was required to pay Cowen a commission of up to three percent of the gross sales proceeds and provided Cowen with customary indemnification rights. In 2018, the Company issued and sold 11.4 million shares of common stock under the First ATM Program. The net offering proceeds to the Company in 2018 for sales under the First ATM Program were approximately $20.0 million after deducting related expenses, including commissions. Sales of common stock under the First ATM Program terminated on June 29, 2018 when the Company’s Registration Statement on Form S-3 (File No. 333-225685) was declared effective by the SEC. Accordingly, as of December 31, 2019, there was no remaining capacity available under this ATM facility.

In June 2018, the Company filed a $175.0 million shelf registration statement on Form S-3 (File No. 333-225685), or the Shelf Registration Statement, that included an ATM sales facility to offer and sell, through Cowen, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million, or the Second ATM Program. Sales of the shares are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. During 2018, the Company sold approximately 8.5 million shares of its common stock under the Second ATM Program, which yielded net proceeds to the Company of approximately $13.2 million after deducting related expenses, including commissions. The Company terminated sales under the Second ATM Program on April 17, 2019, and the remaining capacity was added back to the aggregate amount available under the Shelf Registration Statement. Accordingly, as of December  31, 2019, there was no remaining capacity available under the Second ATM Program.

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, oliceridine, and for general corporate purposes. In 2019, the Company issued and sold approximately 1.4 million shares of common stock under the HCW ATM Program. The net offering proceeds to the Company in 2019 for sales under the HCW ATM Program were approximately $1.1 million after deducting related expenses, including commissions. As of December 31, 2019, there was approximately $48.9 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Registration Statement. The net proceeds to the Company from the offering were approximately $9.2 million, after deducting fees and the expenses of the placement agent. Pursuant to a letter agreement dated January 28, 2019, the Company engaged Wainwright to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. The warrants are classified as equity and recorded at fair value as of the date of issuance and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

Equity Incentive Plans

In 2008, the Company adopted the 2008 Equity Incentive Plan, as amended on February 29, 2008, January 7, 2010, July 8, 2010, December 10, 2010, June 23, 2011 and June 17, 2013, collectively, the 2008 Plan, that authorized the Company to grant restricted stock and stock options to eligible employees, directors and consultants to the Company.

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014, collectively, 2013 Plan. The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its IPO in January 2014 and, as of such date, no further grants were permitted under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock-based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015.

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

The estimated grant‑date fair value of the Company’s share‑based awards is amortized on a straight-line basis over the awards’ service periods. Share‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$825	$1,077	$1,954
General and administrative	2,407	3,290	4,433
Total stock-based compensation	$3,232	$4,367	$6,387

Stock Options

A summary of stock option activity and related information from December 31, 2017 through December 31, 2019 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2017	8,624,223	$5.22	7.17
Granted	4,065,375	1.70
Exercised	(132,952)	0.63
Forfeited/Cancelled	(4,291,439)	(4.38)
Balance, December 31, 2018	8,265,207	$3.99	6.99
Granted	1,033,000	1.10
Exercised	(41,968)	0.68
Forfeited/Cancelled	(1,687,935)	(4.94)
Balance, December 31, 2019	7,568,304	$3.40	7.01
Vested or expected to vest at December 31, 2019	7,568,304	$3.40	7.01
Exercisable at December 31, 2019	4,259,251	$4.24	5.92

The intrinsic value of the options exercisable as of December 31, 2019 was $0.1 million, based on the Company’s closing stock price of $0.84 per share and a weighted average exercise price of $4.24 per share.

On February 28, 2018, the Company granted 1,803,625 stock options to employees. The awards vest 50% upon the date on which FDA approves the Company’s new drug application for OLINVO injection, and the remaining 50% vest annually over a 4-year period beginning on the grant date. No compensation expense has been recognized for the awards which vest upon FDA approval as these shares are performance based and the triggering event was not determined to be probable as of December 31, 2019. As of December 31, 2019 and 2018, the total unrecognized compensation expense related to the nonvested and nonforfeited shares was $0.1 million.

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

The per-share weighted average grant date fair value of the options granted to employees and directors during the year ended December 31, 2019, 2018 and 2017 was estimated at $0.86,  $1.13 and $2.68 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term of options (in years)	6.1	5.8	6.2
Risk-free interest rate	1.9%	2.8%	2.0%
Expected volatility	98.9%	71.7%	75.6%
Dividend yield	—%	—%	—%

The weighted average valuation assumptions were determined as follows:

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

•

Expected stock price volatility: The Company estimates the expected volatility based on the actual historical volatility of the Company’s stock price using daily closing prices over a period of the expected term of the associated award. Prior to January 1, 2018, the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly‑traded equity securities.

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

As of December 31, 2019, there was $2.9 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 1.94 years.

Restricted Stock Units

On December 5, 2019, the Company granted 2,170,585 restricted stock units, or RSUs, to employees. The units vest subject to the satisfaction of service requirements as follows: 50% vest on December 5, 2020,  and 50% vest on December 5, 2021. The fair market value per RSU is $0.72, which is equal to the closing price of the Company’s common stock on the date of the grant.

On December 6, 2018, the Company granted 1,255,000 RSUs to employees. The units vest subject to the satisfaction of service requirements as follows: 25% vested on June 1, 2019, 25% vested on December 1, 2019, and the remaining vest on December 6, 2020. The fair market value per RSU is $0.65, which is equal to the closing price of the Company’s common stock on the date of the grant.

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

There were 166,407 shares of common stock underlying vested RSUs that were withheld during the year ended December 31, 2019, based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2017	—	$—
Granted	1,255,000	0.65
Exercised	—	—
Forfeited/Cancelled	—	—
Non-vested at December 31, 2018	1,255,000	$0.65
Granted	2,500,585	0.74
Vested	(572,500)	0.65
Forfeited	(237,500)	0.65
Non-vested at December 31, 2019	2,945,585	$0.73

For the years ended December 31, 2019 and 2018, the Company recorded $0.5 million and less than $0.1 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the statements of operations and comprehensive loss.

As of December 31, 2019, there was $2.0 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 1.96 years.

Shares Available for Future Grant

At December 31, 2019, the Company has the following shares available to be granted:

		Inducement
	2013 Plan	Plan
Available at December 31, 2018	2,603,983	144,125
Authorized	3,459,343	—
Granted	(3,533,585)	—
Forfeited/Cancelled	1,864,560	60,875
Available at December 31, 2019	4,394,301	205,000

Shares Reserved for Future Issuance

At December 31, 2019, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,273,304
Restricted stock units outstanding under 2013 Plan	2,945,585
Shares reserved for future issuance under 2013 Plan	4,394,301
Stock options outstanding under Inducement Plan	295,000
Shares reserved for future issuance under Inducement Plan	205,000
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	15,962,087

8. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. Vanguard has an option to extend the sublease term for 3 years, and a second option to extend the sublease until November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use assets	$5,472	$—
Other current liabilities	611	—
Operating lease liabilities	7,793	—
Total operating lease liabilities	$8,404	$—

Finance leases:
Property and equipment, at cost	$45	$59
Accumulated depreciation	(25)	(29)
Property and equipment, net	20	30
Other current liabilities	9	10
Other long-term liabilities	11	20
Total finance lease liabilities	$20	$30

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Operating lease costs:
Operating lease rental expense	$1,187	$1,532	$1,355
Other income	(1,263)	(139)	—
Total operating lease costs	$(76)	$1,393	$1,355

Finance lease costs:
Amortization of right-of-use assets	$11	$12	$8
Interest on lease liabilities	2	3	2
Total finance lease costs	$13	$15	$10

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(167)	$(1,393)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(12)	(14)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2020	$1,352	$10
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024 and beyond	6,586	—
Total minimum lease payments	$12,140	$22
Interest Expense	(3,736)	(2)
Lease liability	$8,404	$20

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2020	$1,078
2021	943
2022	—
2023	—
2024 and beyond	—
Total minimum lease payments	$2,021

Weighted average lease term and discount rates are as follows:

	Year Ended December 31,
	2019	2018
Weighted average remaining lease term (years)
Operating leases	8	9
Finance leases	2	2
Weighted average discount rate
Operating leases	9.2%	0.0%
Finance leases	6.5%	6.5%

The Company had no deferred rent at December 31, 2019, and had deferred rent of $3.1 million at December 31, 2018 and 2017 related to its facility leases.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

9. Licensing Arrangements

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

See Note 10 for accounting analysis under ASC 606.

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

See Note 10 for accounting analysis under ASC 606.

10. Revenue

The Company accounts for revenue under ASC 606, under which revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

License Revenue recorded under ASC 606

License revenue for the years ended December 31, 2019 and 2018 represents revenue from contracts with customers in licensing arrangements accounted for in accordance with ASC 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2 and Note 9.  License revenue was immaterial in 2019. For the year ended December 31, 2018, the Company recognized $3.0 million related to its agreement with Pharmbio and $2.7 million related to its agreement with Nhwa.

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

11. Restructuring Charges

On November 8, 2018, upon the approval of the Company's Board of Directors, the Company announced a restructuring of approximately one-third of the Company's workforce, or 14 employees, as well as other cost saving initiatives intended to lower the Company's annualized net operating cash burn. The Company completed the restructuring on December 31, 2018. The Company determined that the total costs related to the restructuring were approximately $1.4 million, all of which resulted in future cash outlays, primarily related to severance costs and benefit-related expenses. The Company recorded these charges in the fourth quarter of 2018.

The following table summarizes the restructuring balances at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Balance, January 1	$1,419	$1,077
Current year restructuring costs	—	1,427
Payment of employee severance costs	(1,419)	(1,085)
Balance, December 31	$—	$1,419

12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(24,871)	$(30,784)	$(71,865)
Net loss attributable to common stockholders	$(24,871)	$(30,784)	$(71,865)
Weighted average common shares outstanding	91,677,963	73,558,548	59,436,649
Net loss per share of common stock - basic and diluted	$(0.27)	$(0.42)	$(1.21)

The following outstanding securities at December 31, 2019, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	December 31,
	2019	2018	2017
Options outstanding	7,568,304	8,265,207	8,624,223
RSUs outstanding	2,945,585	1,255,000	—
Warrants	623,091	123,091	123,091
Total	11,136,980	9,643,298	8,747,314

13. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in thousands):

Balance, January 1, 2018	$(42)
Net unrealized loss arising during the period	33
Balance, December 31, 2018	$(9)
Net unrealized gain on marketable securities	9
Balance, December 31, 2019	$—

There were no reclassifications out of accumulated other comprehensive income or loss as well as no tax effect for all periods presented.

14. Income Taxes

As the Company has historically incurred net operating losses, the Company has historically not recorded a provision for income taxes. The Company recorded withholding tax of $0.8 million in 2018 but had none in 2019. The Company is also in a full valuation allowance that will offset any potential deferred tax expense or benefit. For the year ended December 31, 2019, the Company’s valuation allowance increased by $9.0 million compared to the prior year period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the Code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21 percent; (2) elimination of the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) creating the base erosion and anti-abuse tax, a new minimum tax; (6) limitation on the deductibility of certain executive compensation; (7) enhancing the option to claim accelerated depreciation deductions on qualified property and (8) limitations on net operating loss carryforwards, or NOLs, generated after December 31, 2017, to 80 percent of taxable income.

The income tax provision for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Current:
Federal	$—	$745
State	—	—
Total	—	745
Deferred
Federal	—	—
State	—	—
Total	—	—
Total income tax provision (benefit)	$—	$745

Deferred tax assets and liabilities reflect the net effects of NOLs and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a full valuation allowance against its net deferred tax assets because significant utilization of such amounts is not presently expected in the foreseeable future.

Significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
NOLs	$22,033	$18,942
Research and development credits	14,138	13,086
Research and development expenses capitalized for tax purposes	92,350	88,485
Deferred rent	847	321
Depreciation	162	19
Other temporary differences	5,124	4,823
Total deferred tax assets	134,654	125,676
Deferred tax liabilities:
Prepaid expenses	(86)	(64)
Total deferred tax liabilities	(86)	(64)
Net deferred tax assets	134,568	125,612
Less valuation allowance	(134,568)	(125,612)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2019	2018	2017
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%	34.0%
Permanent Differences	—%	(0.1)%	0.1%
State taxes, net of federal benefit	8.3%	7.9%	6.7%
Research and development credit	3.4%	2.8%	1.7%
Rate change due to the Tax Act	—%	—%	(58.5)%
Withholding Tax	—%	(2.4)%	—%
Other	3.3%	—%	1.0%
Change in valuation allowance	(36.0)%	(31.6)%	15.0%
Effective income tax rate	—%	(2.4)%	—%

As of December 31, 2019, the Company had U.S. federal and state NOLs of $76.7 million and $75.2 million, respectively, that begin to expire starting in 2028. As of December 31, 2019, the Company had federal research and development tax credit carryforwards of $14.1 million that begin to expire in 2028. The Company’s ability to utilize NOLs or tax credit carryforwards may be subject to annual limitations under certain provisions of the Code related to “changes in ownership.”

The Company files income tax returns in the U.S. and the Commonwealth of Pennsylvania. Tax years for fiscal 2016 through 2018 are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes in the future any tax attribute NOLs from a tax period that may otherwise be closed to examination, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the NOLs upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state items.

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During the years ended December 31, 2019, 2018 and 2017, the Company provided matching contributions of $0.2 million,  $0.4 million and $0.4 million, respectively.

16. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share amounts)
2019
Total revenue	$—	$—	$—	$31
Loss from operations	$(5,214)	$(6,141)	$(8,755)	$(6,470)
Net loss	$(5,169)	$(4,691)	$(8,566)	$(6,445)
Net loss per share of common, basic and diluted	$(0.06)	$(0.05)	$(0.09)	$(0.07)
Weighted average shares outstanding, basic and diluted	88,897,292	92,414,644	92,569,993	92,777,480
2018
Total revenue	$—	$2,500	$3,000	$232
Loss from operations	$(9,693)	$(8,595)	$(4,258)	$(7,951)
Net loss	$(9,021)	$(9,304)	$(4,483)	$(7,976)
Net loss per share of common, basic and diluted	$(0.14)	$(0.13)	$(0.06)	$(0.10)
Weighted average shares outstanding, basic and diluted	64,562,236	69,664,994	77,445,675	82,323,393

The quarters presented above have been adjusted to reflect the immaterial impact of the Company’s election to recognize forfeitures of share-based payment awards as they occur rather than using an estimate.

17. Subsequent Events

Resubmission of NDA

In February 2020, the Company resubmitted the NDA for oliceridine based on the topline data from the healthy volunteer QT study and the final minutes of the Type A meeting with the FDA. The resubmission package included data from the healthy volunteer QT study, nonclinical data that confirmed levels of the 9662 metabolite, and drug product validation reports. The resubmission package also specified a maximum daily dose of 27 mg, as previously acknowledged by the FDA in the Type A meeting minutes. In the acknowledgment letter, the FDA stated that the Company’s resubmission was a complete, class 2 response to the CRL. As a result, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of August 7, 2020 for the completion of its review of the NDA.

Transfer to Nasdaq Capital Market

On March 4, 2020, the Company transferred the listing of its common stock to the Nasdaq Capital Market, in order to become eligible for an additional 180-day compliance period provided for companies listed on the Nasdaq Capital Market, provided that the Company meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provided written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company’s common stock continues to trade under the symbol “TRVN.” On March 3, 2020, the Company received notice from Nasdaq that it was granted an additional 180 days, or until August 31, 2020, to regain compliance with the minimum price requirement.

Repayment of Term Loans

On March 1, 2020, the Company made its final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank, including a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed. The Company is no longer required to make any further payments under the loan and security agreement to Oxford Finance LLC and Pacific Western Bank.

Appointment of Executive Officer

On February 10, 2020, the board of directors of the Company appointed Scott Applebaum as Chief Legal and Compliance Officer and Senior Vice President of Regulatory Affairs. Mr. Applebaum comes to the Company with over 20 years of experience in a variety of senior leadership roles at both large and small companies at various stages of development and commercialization in the biopharmaceuticals sector.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act as of December 31, 2019.

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Item 1. Election of Directors” in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Executive Officers

The information concerning our executive offers required by this Item 10 is provided under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers, if applicable, is incorporated by reference to the information contained under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10 K.

Code of Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption “Code of Ethics” in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

Audit Committee

The information required by this Item 10 with respect to our Audit Committee is incorporated herein by reference to the information contained under the caption “Corporate Governance” in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans
Equity compensation plans approved by stockholders	10,218,889	$3.46	4,394,301
Equity compensation plans not approved by stockholders	295,000	1.97	205,000
Total	10,513,889	$3.42	4,599,301

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

(2)

Includes 4,394,301 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.

(3)

On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 500,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2019, 205,000 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2020 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10‑K.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

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

4.6#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1

Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑191643), filed with the SEC on October 9, 2013).

10.2

Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10‑K filed with the SEC on March 8, 2017).

10.3

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

10.16+	Trevena, Inc. Non-Employee Director Compensation Policy, effective as of February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 2, 2018).
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

10.21+

Executive Employment Agreement effective as of May 21, 2018 by and between Trevena, Inc. and Mark A. Demitrack (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2019).

10.22+

Executive Employment Agreement effective as of December 6, 2018 by and between Trevena, Inc. and Robert T. Yoder (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2019).

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

10.28*

Master Commercial Supply Agreement dated October 20, 2017 by and between Alcami Corporation and Trevena, Inc. (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.29*

Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc. dated as of December 15, 2016 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.30

Amendment No. 2 to Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc., dated December 2, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2019).

10.31+

Executive Employment Agreement with Barry Shin, effective as of June 25, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).

10.32

Common Stock Sales Agreement, dated April 17, 2019, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2019).

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
101#

The following financial information from this Annual Report on Form 10‑K for the periods ended December 31, 2019 and 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and 2018, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2019, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: March 12, 2020

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Carrie L. Bourdow

/s/ Barry Shin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Barry Shin

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 12, 2020
Leon O. Moulder, Jr

/s/ Maxine Gowen	Director	March 12, 2020
Maxine Gowen, Ph.D.

/s/ Scott Braunstein	Director	March 12, 2020
Scott Braunstein, M.D.

/s/ Michael R. Dougherty	Director	March 12, 2020
Michael R. Dougherty

/s/ Julie H. McHugh	Director	March 12, 2020
Julie H. McHugh

/s/ Jake R. Nunn	Director	March 12, 2020
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 12, 2020
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 12, 2020
Barbara Yanni