Form 10-Q
period 2020-03-31
TREVENA INC
filed 2020-05-07
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 5, 2020: 107,180,976

ii

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10‑K, or the “Annual Report.” In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,090	$32,305
Marketable securities	—	3,500
Prepaid expenses and other current assets	1,666	1,683
Total current assets	29,756	37,488
Restricted cash	1,310	1,309
Property and equipment, net	2,577	2,705
Right-of-use lease asset	5,389	5,472
Other assets	18	20
Total assets	$39,050	$46,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$698	$1,047
Accrued expenses and other current liabilities	1,277	2,403
Current portion of loans payable, net	—	5,037
Lease liability	642	620
Total current liabilities	2,617	9,107
Leases, net of current portion	7,636	7,804
Warrant liability	2	5
Total liabilities	10,255	16,916
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 99,030,004 and 94,213,760 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	99	94
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	447,566	443,129
Accumulated deficit	(418,870)	(413,145)
Total stockholders’ equity	28,795	30,078
Total liabilities and stockholders’ equity	$39,050	$46,994

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
License revenue	$—	$—
Operating expenses:
General and administrative	3,632	3,060
Research and development	2,191	2,154
Total operating expenses	5,823	5,214
Loss from operations	(5,823)	(5,214)
Other income (expense):
Change in fair value of warrant liability	3	(12)
Other income, net	69	257
Interest income	52	153
Interest expense	(29)	(353)
Gain on foreign currency exchange	3	—
Total other income	98	45
Loss before income tax expense	(5,725)	(5,169)
Income tax expense	—	—
Net loss attributable to common stockholders	$(5,725)	$(5,169)
Other comprehensive gain, net:
Unrealized gain on marketable securities	—	12
Other comprehensive gain, net	—	12
Comprehensive loss	$(5,725)	$(5,157)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding, basic and diluted	96,332,324	88,897,292

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2020	94,213,760	$94	$443,129	$(413,145)	$—	$30,078
Stock-based compensation expense	—	—	891	—	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	—	3,551
Net loss	—	—	—	(5,725)		(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$(418,870)	$—	$28,795

Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	754
Exercise of stock options	30,225	—	21	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$(393,443)	$3	$46,387

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(5,725)	$(5,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	149
Stock-based compensation	891	754
Noncash interest expense on loans	8	123
Revaluation of warrant liability	(3)	12
(Accretion) amortization of bond (discount) premium on marketable securities	—	(159)
Change in right-of-use asset	83	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	19	(974)
Operating lease liabilities	(144)	—
Accounts payable, accrued expenses and other liabilities	(1,475)	(2,419)
Net cash used in operating activities	(6,218)	(7,683)
Investing activities:
Maturities of marketable securities	3,500	18,179
Purchases of marketable securities	—	(29,219)
Net cash (used in) provided by investing activities	3,500	(11,040)
Financing activities:
Proceeds from exercise of common stock options	—	21
Proceeds from issuance of common stock, net	3,551	9,243
Capital lease payments	(2)	(3)
Repayments of loans payable, net	(5,045)	(3,167)
Net cash (used in) provided by financing activities	(1,496)	6,094
Net decrease in cash, cash equivalents and restricted cash	(4,214)	(12,629)
Cash, cash equivalents and restricted cash—beginning of period	33,614	34,195
Cash, cash equivalents and restricted cash—end of period	$29,400	$21,566
Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$229
Fair value of common stock warrants issued to underwriters	$347	$347

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2020

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operations. In November 2018, the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, with respect to the Company’s new drug application, or NDA, for oliceridine. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. In January 2019, the Company announced the receipt of the official Type A meeting minutes from the FDA regarding the CRL wherein it agreed that the current oliceridine safety database will support labeling at a maximum daily dose of 27 mg. The FDA also agreed that the Company can conduct a study in healthy volunteers to collect the requested QT interval data and that the study should include placebo- and positive-control arms. The Company initiated the healthy volunteer QT study in June 2019 following its receipt of feedback from the FDA on key design elements for the study and analysis plan. In August 2019, the Company announced that it had completed enrollment in the healthy volunteer QT study, completed the nonclinical work to characterize the 9662 metabolite, and completed the remaining product validation reports requested by the FDA. In November 2019, the Company reported topline data from the healthy volunteer QT study. In February 2020, the Company resubmitted the oliceridine NDA and in March 2020, the FDA set a PDUFA goal date of August 7, 2020 for the completion of its review of the NDA.

Since its inception, the Company has incurred losses and negative cash flows from operations. At March  31, 2020, the Company had an accumulated deficit of $418.9 million. The Company’s net loss was $5.7 million and $5.2 million for the three months ended March  31, 2020 and 2019, respectively.  The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company’s existing balance of cash and cash equivalents as of March  31, 2020 is not sufficient to fund operations for one year after the date the financial statements are issued. While there is substantial doubt about the Company’s ability to continue as a going concern through the year period from the date of this filing, management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the possible deferral of certain operating expenses unless and until additional capital is received. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of March 31, 2020 and December 31, 2019, its results of operations and its comprehensive loss for the three months ended March 31, 2020 and 2019, its statement of stockholders’ equity for the period from January 1, 2020 to March 31, 2020 and for the period January 1, 2019 to March 31, 2019, and its statements of cash flows for the three months ended March 31, 2020 and 2019. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10‑K for the year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. The financial results for the three months ended March 31, 2020, were not significantly impacted by COVID-19. Remote working arrangements and travel restrictions imposed by various jurisdictions have had limited impact on our ability to maintain operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the recording expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2019 was the nominal value of the loan payable, net of debt discount and deferred charges. The nominal value approximated fair value because the interest rate was reflective of the rate the Company could obtain on debt similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The CARES Act makes the following changes to the U.S. tax code that will affect 2018, 2019 and 2020, including, but not limited to, (1) temporary modification of the adjusted taxable income limitation under Section 163(j) from 30% to 50% for tax years 2019 and 2020 only; (2) modification to the net operating loss rules surrounding the ability to now carryback five years net operating losses generated in 2018, 2019, and 2020; (3) temporary repeal of the net operating loss taxable income limitation of 80%; and (4) temporary enhancement of corporate charitable contribution limitation to 25% of taxable income for tax year 2020 only.  There no impact to Q1 2020 tax provision for these tax law changes.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for both standards in January 1, 2020. The Company adopted these standards on January 1, 2020. There was no impact to the Company’s financial statements upon the adoption.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removed certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

3. Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$8,980	$—	$—	$8,980	$7,670	$1,310	$—
Level 1 (1):
Money market funds	17,420	—	—	17,420	17,420	—	—
U.S. treasury securities	3,000	—	—	3,000	3,000	—
Subtotal	20,420	—	—	20,420	20,420	—	—
Level 2 (2):
U.S. government agency securities	—	—	—	—		—	—
Total	$29,400	$—	$—	$29,400	$28,090	$1,310	$—

	December 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,302	$—	$—	$9,302	$7,993	$1,309	$—
Level 1 (1):
Money market funds	18,306	—	—	18,306	18,306	—	—
U.S. treasury securities	5,996	—	—	5,996	2,496	—	3,500
Subtotal	24,302	—	—	24,302	20,802	—	3,500
Level 2 (2):
U.S. government agency securities	3,510	—	—	3,510	3,510	—	—
Total	$37,114	$—	$—	$37,114	$32,305	$1,309	$3,500

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)

The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of March 31, 2020, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2020 and 2019. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss.  Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2020 or the year ended December 31, 2019.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of March 31, 2020. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

As of March 31, 2020,  principal borrowings of $3.2 million attributable to Term Loans A, B, and C, including a final payment fee of $1.9 million, are fully paid off. Interest expense of $0.02 million and $0.2 million was recorded during the three months ended March 31, 2020 and 2019, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015‑03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs were amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Gross proceeds	$—	$3,167
Debt discount and debt issuance costs (1)	—	1,870
Carrying value	—	5,037
Current portion of loans payable, net	—	5,037
Loans payable, net	$—	$—

(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

5. Stockholders’ Equity

Equity Offerings

ATM Programs

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of March 31, 2020. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2020. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, oliceridine, and for general corporate purposes. In the first quarter of 2020, the Company issued and sold approximately 4.8 million shares of common stock under the ATM Program. The net offering proceeds for sales under the ATM Program were approximately $3.6 million after deducting related expenses, including commissions. As of March 31, 2020, there was $45.2 million remaining available for future issuances under the ATM Program.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$209	$232
General and administrative	682	522
Total stock-based compensation	$891	$754

Stock Options

A summary of stock option activity and related information through March 31, 2020 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2019	7,568,304	$3.40	7.01
Granted	230,000	0.80
Exercised	—	—
Forfeited/Cancelled	(207,874)	(3.69)
Balance, March 31, 2020	7,590,430	$3.32	6.94
Vested or expected to vest at March 31, 2020	7,590,430	$3.32	6.94
Exercisable at March 31, 2020	4,812,040	$4.23	6.03

The intrinsic value of the options exercisable as of March 31, 2020 was $0 because none of the exercisable options had an exercise price that was below the Company’s closing stock price at March 31, 2020 of $0.57 per share. At March 31, 2020, there was $2.4 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 2.03 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2020 and 2019 was estimated at $0.62 and $1.04 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2020	2019
Expected term of options (in years)	6.3	6.3
Risk-free interest rate	1.5%	2.5%
Expected volatility	95.4%	75.4%
Dividend yield	—%	—%

Restricted Stock Units

On December 5, 2019, the Company granted 2,170,585 restricted stock units, or RSUs, to employees. The units vest subject to the satisfaction of service requirements as follows: 50% vest on December 5, 2020, and 50% vest on December 5, 2021. The fair market value per RSU is $0.72, which is equal to the closing price of the Company’s common stock on the date of the grant.

On December 6, 2018, the Company granted 1,255,000 RSUs to employees. The units vest subject to the satisfaction of service requirements as follows: 25% vested on June 1, 2019, 25% vest on December 1, 2019, and the remaining vest on December 6, 2020. The closing price of the Company’s common stock on the date of the grant was $0.64 per share, which is the fair market value per unit of the RSUs.

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2019	2,945,585	$0.73
Granted	250,000	0.79
Vested	—	—
Forfeited	(118,400)	0.70
Non-vested at March 31, 2020	3,077,185	$0.73

For the three months ended March 31, 2020, the Company recorded $0.3 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations.

As of March 31, 2020, there was $1.9 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 1.98 years.

Shares Available for Future Grant

At March 31, 2020, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2019	4,394,301	205,000
Authorized	3,768,550	—
Granted	(480,000)	—
Forfeited/Cancelled	302,524	23,750
Available at March 31, 2020	7,985,375	228,750

Shares Reserved for Future Issuance

At March 31, 2020, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,319,180
Restricted stock units outstanding under 2013 Plan	3,077,185
Shares reserved for future issuance under 2013 Plan	7,985,375
Stock options outstanding under Inducement Plan	271,250
Shares reserved for future issuance under Inducement Plan	228,750
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	19,730,637

6. Commitments and Contingencies

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$5,389	$5,472
Other current liabilities	632	611
Operating lease liabilities	7,627	7,793
Total operating lease liabilities	$8,259	$8,404

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(27)	(25)
Property and equipment, net	18	20
Other current liabilities	9	9
Other long-term liabilities	9	11
Total finance lease liabilities	$18	$20

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease costs:
Operating lease rental expense	$328	$306
Other income	(299)	(328)
Total operating lease costs	$29	$(22)

Finance lease costs:
Amortization of right-of-use assets	2	3
Interest on lease liabilities	—	1
Total finance lease costs	$2	$4

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(121)	$(22)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(2)	(3)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2020 (April 1 - December 31)	$1,017	$8
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025 and beyond	5,136	—
Total minimum lease payments	$11,805	$20
Interest Expense	(3,546)	(2)
Lease liability	$8,259	$18

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2020 (April 1 - December 31)	$809
2021	943
2022	—
2022	—
2024	—
2025 and beyond	—
Total minimum lease payments	$1,752

Lease term and discount rates are as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	8	10
Finance leases	2	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of oliceridine for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018, and is eligible to receive cash milestone payments of $3.0 million, which is subject to Chinese withholding taxes, upon regulatory approval of oliceridine in each of the United States and China, up to an additional $6.0 million of commercialization milestones based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture oliceridine, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(5,725)	$(5,169)
Net loss attributable to common stockholders	$(5,725)	$(5,169)
Weighted average common shares outstanding	96,332,324	88,897,292
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.06)

The following outstanding securities at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2020	2019
Options outstanding	7,590,430	7,039,119
RSUs outstanding	3,077,185	1,240,000
Warrants	623,091	623,091
Total	11,290,706	8,902,210

9. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, January 1, 2019	$(9)
Net unrealized loss arising during the period	9
Balance, December 31, 2019	$—
Net unrealized gain on marketable securities	—
Balance, March 31, 2020	$—

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March  31, 2020 and 2019. There was no tax effect during the three months ended March  31, 2020 and 2019.

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

The following table summarizes the restructuring balances at March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, January 1	$—	$1,419
Current year restructuring costs	—	—
Payment of employee severance costs	—	(1,084)
Balance, March 31	$—	$335

11. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10‑Q and with our audited financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission, or SEC, on March 13, 2020. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

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

•

TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019. This single-dose double-blind, placebo-controlled clinical study will enroll approximately 120 subjects with a history of migraine attacks. Intravenous nitroglycerin will be administered to all subjects to attempt to induce a sustained, migraine-type headache. Shortly after the nitroglycerin infusion, subjects will receive either a 20 mg subcutaneous dose of TRV250 or placebo at a fixed time point and will be monitored in a hospital setting for 24 hours. Target engagement will be determined by the reduction in the number of subjects who experience a sustained nitroglycerin-induced headache. On March 26, 2020, we announced that due to the global COVID-19 pandemic, enrollment has been paused in this trial.

•

TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as oliceridine. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. On March 26, 2020, we announced that due to the global COVID-19 pandemic, enrollment has been paused in this trial. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

•

TRV045: We are evaluating a set of novel SIP modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner. In March 2020, the Company announced it entered into a collaboration with the U.S. National Institutes of Health (NIH) to evaluate the potential of TRV045 as a treatment for epilepsy. NIH is assessing TRV045 within its Epilepsy Therapy Screening Program (“ETSP”). Due to the global COVID-19 pandemic, the ETSP has paused its screening of TRV045.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2020, we had an accumulated deficit of $418.9 million. Our net loss was $5.7 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize oliceridine, TRV250, TRV734, or TRV045.

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

On March 26, 2020, the Company announced that enrollment has been paused on the study due to the global COVID-19 pandemic.

TRV734 Opioid Use Disorder Proof-of-Concept Study

On December 23, 2019, the Company announced that it initiated a proof-of-concept study of TRV734 as a potential maintenance therapy for opioid use disorder. This is a randomized, double-blind, four-period, placebo- and positive-controlled study that will enroll approximately 50 opioid-dependent patients undergoing stable methadone maintenance therapy. The study is funded by the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health. Trevena is providing TRV734 to NIDA Intramural Research Program scientists who are conducting the study.

The primary objective of the study is to assess the ability of TRV734 to reduce acute opioid craving symptoms, as measured by the Subjective Opioid Withdrawal Scale. The study will also evaluate whether TRV734 suppresses withdrawal signs using the Clinical Opioid Withdrawal Scale. Secondary outcomes will include assessments of safety and measures of neurocognitive changes.

On March 26, 2020, the Company announced that enrollment has been paused on the study due to the global COVID-19 pandemic.

TRV045 Epilepsy Screening

In March 2020, the Company announced it entered into a collaboration with the U.S. National Institutes of Health (NIH) to evaluate the potential of TRV045 as a treatment for epilepsy. NIH is assessing TRV045 within its Epilepsy Therapy Screening Program (“ETSP”). Due to the global COVID-19 pandemic, the ETSP has paused its screening of TRV045.

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

Transfer to Nasdaq Capital Market

On March 4, 2020, we transferred the listing of our common stock to the Nasdaq Capital Market, in order to become eligible for an additional 180-day compliance period provided with respect to the minimum bid price requirement. To be eligible for the extension, we also provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Our common stock continues to trade under the symbol “TRVN.” On March 3, 2020, we received notice from Nasdaq that we were granted an additional 180 days, or until August 31, 2020, to regain compliance with the minimum price requirement. On April 17, 2020, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market advising us that due to the impact of COVID-19 on global markets, the date to regain compliance with the minimum price requirements has been extended until November 13, 2020.

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

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth similar derivative action was filed in the EDPA in November 2019. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The derivative actions have been stayed in favor of the consolidated securities lawsuits.

ATM Program

On April 17, 2019, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, oliceridine, and for general corporate purposes. For quarter ended March 31, 2020, the net offering proceeds to the Company for sales under the ATM Program were approximately $3.6 million after deducting related expenses, including commission. As of March 31, 2020, there was $45.2 million remaining available for future issuances under the ATM Program.

COVID-19

The impact of the COVID-19 pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to guard the health and safety of our team and participants in our clinical trials, support our partners and vendors and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to advance our clinical programs. Thus far, our employees have rapidly adapted to working remotely and we are monitoring the COVID-19 pandemic on a daily basis to ensure we have all necessary plans in place for mitigating disruptions in our operations, including our clinical programs. Like other companies, our clinical trials have experienced some degree of disruption due to access limitations to institutions currently impacted, and we may need to make further adjustments to clinical trials in the future to comply with evolving FDA guidance or otherwise.

We continue to proactively assess, monitor and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our clinical trials and business operations. In addition, we have taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending business-related travel.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of March 31, 2020. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants are exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10‑K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended
	2020	2019	Change
Revenue:
License revenue	$—	$—	$—
Operating expenses:
General and administrative	3,632	3,060	572
Research and development	2,191	2,154	37
Total operating expenses	5,823	5,214	609
Loss from operations	(5,823)	(5,214)	(609)
Other income (expense):
Change in fair value of warrant liability	3	(12)	15
Other income, net	69	257	(188)
Interest income	52	153	(101)
Interest expense	(29)	(353)	324
Gain on foreign currency exchange	3	—	3
Total other income	98	45	53
Loss before income tax expense	(5,725)	(5,169)	(556)
Income tax expense	—	—	—
Net loss attributable to common stockholders	$(5,725)	$(5,169)	$(556)

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

General and administrative expenses increased by $0.6 million, or 19% for the three months ended March 31, 2020, as compared to the same period in 2019, primarily related to an increase in market research and an increase in accounting and insurance related costs.

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

Research and development expenses increased by $0.04 million, or 2%, for the three months ended March  31, 2020, as compared to the same period in 2019. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Personnel-related costs	$1,424	$1,545
Oliceridine	135	571
TRV027	5	—
TRV250	415	19
Other research and development	212	19
	$2,191	$2,154

The higher research and development expenses incurred during the three months ended March 31, 2020, compared to the same period in 2019 were the result of expenditures on the TRV250 clinical study as well as activities to support the regulatory resubmission of oliceridine.

Total other income

Total other income, net increased by $0.05 million for the three months ended March  31, 2020, as compared to the same periods in 2019,  primarily related to lower interest expense due to repayment of loan in March 31, 2000, partially offset by lower bond accretion.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At March 31, 2020, we had an accumulated deficit of $418.9 million, working capital of $27.1 million, cash and cash equivalents of $28.1 million, and restricted cash of $1.3 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March  31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,218)	$(7,683)
Investing activities	3,500	(11,040)
Financing activities	(1,496)	6,094
Net decrease in cash, cash equivalents and restricted cash	$(4,214)	$(12,629)

Net cash used in operating activities

Net cash used in operating activities was $6.2 million for the three months ended March  31, 2020 and consisted primarily of a net loss of $5.7 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash (used in) provided by investing activities

Net cash provided by investing activities was $3.5 million for the three months ended March  31, 2020, and net cash used in investing activities was $11.0 million for the three months ended March 31, 2019. Investing activities in both years consisted primarily of purchases and maturities of marketable securities.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2020, which was primarily due to by principal repayments on our Term Loans of $3.2 million, including a final fee payment of $1.9 million offset by the net proceeds of $3.6 million from the ATM Program.

Net cash provided by financing activities was $6.1 million for the three months ended March  31, 2019, which was primarily due to net proceeds of $9.2 million from the sale of common stock through our at-the-market, or ATM, sales facility with Cowen and Company, LLC, or Cowen, offset by principal repayments on our Term Loans of $3.2 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to address the items in the oliceridine CRL, continuing clinical development of TRV250, and continuing IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of March 31, 2020, together with interest thereon, will be sufficient to fund our operating expenses, and capital expenditure requirements into the first quarter of 2021. As a result, there is substantial doubt about our ability to continue as a going concern through the year period from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to address the comments in the Oliceridine CRL. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement, which includes the $50.0 million HCW ATM Program, of which there was approximately $45.2 million of available capacity as of March 31, 2020. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10‑K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report on Form 10‑Q, we did not make any significant changes to our critical accounting policies during the three months ended March  31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2020, the end of the period covered by this Quarterly Report on Form 10‑Q.

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

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following risk factors:

Our business could be adversely affected by the effects of health epidemics and pandemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Pennsylvania and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. The Governor of Pennsylvania declared a state of emergency related to the spread of COVID-19 and issued orders effective March 23, 2020 directing all individuals in seven counties, including where our headquarters is located, to “stay at home” except to perform certain essential activities. We have implemented work-from-home policies for all employees. The effects of the Pennsylvania orders and our work-from-home policies may negatively impact productivity, disrupt our business,  delay our clinical programs and timelines delay our planned commercialization efforts for oliceridine, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For instance, enrollment has been paused in our proof-of-concept clinical trials for TRV250 (treatment of acute migraine) and TRV734 (opioid use disorder).  Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Our planned commercialization efforts for oliceridine may be affected by COVID-19 as a result of physician and hospital policies that restrict in-person access to third parties. Additionally, there may be delays in necessary interactions with regulators, hospital committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “TRVN.” Until March 4, 2020, our common stock was listed on the Nasdaq Global Select Market which, along with the Nasdaq Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On September 3, 2019, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We had 180 days from the date of the notice, or until March 2, 2020, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days at some point during this 180-day period. On March 4, 2020, we transferred the listing of our common stock to the Nasdaq Capital Market, which allowed us to become eligible for an additional 180-day compliance period provided for companies listed on the Nasdaq Capital Market, provided that we met the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On March 3, 2020, we received notice from Nasdaq that we were granted an additional 180 days, or until August 31, 2020, to regain compliance with the minimum price requirement. On April 17, 2020, we received notice from Nasdaq that we were granted an additional 180 days, or until November 13, 2020, to regain compliance with the minimum price requirement due to the global market impact caused by COVID-19. Even with the additional time, there can be no assurance that our stock will regain compliance and even with a reverse stock split there can be no assurance that we can maintain Nasdaq listing compliance. If we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock and adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1#

Employment Agreement dated as February 10, 2020 by and between Trevena, Inc. and Scott Applebaum (incorporated by reference to Exhibit 99.1 Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2020).

10.2#	Amended and Restated Executive Employment Agreement dated as May 1, 2020 by and between Trevena, Inc. and Carrie L. Bourdow.

10.3#	Amended and Restated Executive Employment Agreement dated as May 1, 2020 by and between Trevena, Inc. and Mark A. Demitrack.

10.4#	Amended and Restated Executive Employment Agreement dated as May 1, 2020 by and between Trevena, Inc. and Robert Yoder.

10.5#	Amended and Restated Executive Employment Agreement dated as May 1, 2020 by and between Trevena, Inc. and Barry Shin.

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10‑Q for the three months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) Statement of Stockholders’ Equity for the period from January 1, 2020 to March 31, 2020, (iv) Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: May 7, 2020

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer