Form 10-Q
period 2020-06-30
TREVENA INC
filed 2020-08-10
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 7, 2020: 131,630,447

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report” and our Report on Form 10-Q for the quarter ended March 31, 2020. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK™, or “OLINVYK” and our other product candidates;

●	our ability to generate sales and other revenues from OLINVYK or any of our other product candidates, once approved, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;

●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;

●	any ongoing or planned clinical trials and preclinical studies for our other product candidates;

●	the extent of future clinical trials potentially required by the FDA for our product candidates;

●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

●	the timing and likelihood of obtaining and maintaining regulatory approvals for our other product candidates;

●	the direct and indirect impact of the COVID-19 pandemic on our business and operations, including research and development costs and our clinical trial timelines;

●	the performance of third-parties upon which we may depend, including third-party manufacturers, distributors and logistics providers;

●	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

●	our sales, marketing, and manufacturing capabilities and strategies;

●	our intellectual property position;

●	ongoing litigation; and

●	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,795	$32,305
Marketable securities	—	3,500
Prepaid expenses and other current assets	2,451	1,683
Total current assets	57,246	37,488
Restricted cash	1,310	1,309
Property and equipment, net	2,448	2,705
Right-of-use lease asset	5,303	5,472
Other assets	17	20
Total assets	$66,324	$46,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,243	$1,047
Accrued expenses and other current liabilities	1,619	2,403
Current portion of loans payable, net	—	5,037
Lease liability	661	620
Total current liabilities	3,523	9,107
Leases, net of current portion	7,465	7,804
Warrant liability	8	5
Total liabilities	10,996	16,916
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 127,210,272 and 94,213,760 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	127	94
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	480,293	443,129
Accumulated deficit	(425,092)	(413,145)
Total stockholders’ equity	55,328	30,078
Total liabilities and stockholders’ equity	$66,324	$46,994

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
License revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	3,300	3,311	6,932	6,371
Research and development	2,958	2,722	5,149	4,876
Impairment of property and equipment	—	108	—	108
Total operating expenses	6,258	6,141	12,081	11,355
Loss from operations	(6,258)	(6,141)	(12,081)	(11,355)
Other income (expense):
Change in fair value of warrant liability	(6)	6	(3)	(6)
Other income, net	26	1,616	95	1,873
Interest income	16	98	68	251
Interest expense	—	(271)	(29)	(624)
Gain on foreign currency exchange	—	1	3	1
Total other income	36	1,450	134	1,495
Loss before income tax expense	(6,222)	(4,691)	(11,947)	(9,860)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(6,222)	$(4,691)	$(11,947)	$(9,860)
Other comprehensive gain, net:
Unrealized gain on marketable securities	—	7	—	19
Other comprehensive gain, net	—	7	—	19
Comprehensive loss	$(6,222)	$(4,684)	$(11,947)	$(9,841)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.11)
Weighted average common shares outstanding, basic and diluted	111,297,428	92,414,644	103,814,876	90,665,684

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2020	94,213,760	$94	$443,129	$(413,145)	$—	$30,078
Stock-based compensation expense	—	—	891	—	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	—	3,551
Net loss	—	—	—	(5,725)		(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$(418,870)	$—	$28,795
Stock-based compensation expense	—	—	766	—	—	766
Issuance of common stock, net of issuance costs	28,135,057	28	32,001	—	—	32,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	45,211	—	(40)	—	—	(40)
Net loss	—	—	—	(6,222)	—	(6,222)
Balance, June 30, 2020	127,210,272	$127	$480,293	$(425,092)	$—	$55,328

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	754
Exercise of stock options	30,225	—	21	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$(393,443)	$3	$46,387
Stock-based compensation expense	—	—	793	—	—	793
Shares repurchased by the Company	(122)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	213,679	—	(104)	—	—	(104)
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(4,691)	—	(4,691)
Balance, June 30, 2019	92,567,195	$92	$440,424	$(398,134)	$10	$42,392

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(11,947)	$(9,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	297
Stock-based compensation	1,657	1,547
Noncash interest expense on loans	8	218
Revaluation of warrant liability	3	6
(Accretion) amortization of bond (discount) premium on marketable securities	—	(348)
Change in right-of-use asset	169	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(765)	(720)
Operating lease liabilities	(293)	(59)
Accounts payable, accrued expenses and other liabilities	(628)	(1,890)
Net cash used in operating activities	(11,539)	(10,701)
Investing activities:
Maturities of marketable securities	3,500	40,179
Purchases of marketable securities	—	(41,362)
Net cash provided by (used in) provided by investing activities	3,500	(1,183)
Financing activities:
Proceeds from exercise of common stock options	—	21
Proceeds from issuance of common stock, net	35,580	9,243
Payment of employee withholding taxes on vested restricted stock units	—	(104)
Capital lease payments	(5)	(6)
Repayments of loans payable, net	(5,045)	(6,333)
Net cash provided by financing activities	30,530	2,821
Net increase (decrease) in cash, cash equivalents and restricted cash	22,491	(9,063)
Cash, cash equivalents and restricted cash—beginning of period	33,614	34,195
Cash, cash equivalents and restricted cash—end of period	$56,105	$25,132
Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$406
Fair value of common stock warrants issued to underwriters	$—	$347

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

June 30, 2020

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable and has not yet commenced commercial operation. In late 2017, the Company submitted a new drug application or the NDA, for OLINVYK to the United States Food and Drug Administration, or the FDA. In November 2018, the FDA, issued a complete response letter, or the CRL, which requested the Company to generate additional clinical and nonclinical data. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. Throughout 2019, the Company completed the additional studies and the nonclinical work requested by the FDA. In February 2020, the Company resubmitted the OLINVYK NDA to address the CRL and in March 2020, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of August 7, 2020 for the completion of its review of the NDA. On August 7, 2020, the FDA approved the NDA for OLINVYK.

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2020, the Company had an accumulated deficit of $425.1 million. The Company’s net loss was $11.9 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2020 is sufficient to fund operations for more than one year after the date of this filling, through year-end 2021. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of June 30, 2020, its results of operations and its comprehensive loss for the three and six months ended June 30, 2020 and 2019, its statement of stockholders’ equity for the period from January 1, 2020 to June 30, 2020 and for the period January 1, 2019 to June 30, 2019, and its statements of cash flows for the six months ended June 30, 2020 and 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. The financial results for the six months ended June 30, 2020, were not significantly impacted by COVID-19. Remote working arrangements and travel restrictions imposed by various jurisdictions have had limited impact on our ability to maintain operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2019 was the nominal value of the loan payable, net of debt discount and deferred charges. The nominal value approximated fair value because the interest rate was reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The CARES Act makes the following changes to the U.S. tax code that will affect 2018, 2019 and 2020, including, but not limited to, (1) temporary modification of the adjusted taxable income limitation under Section 163(j) from 30% to 50% for tax years 2019 and 2020 only; (2) modification to the net operating loss rules surrounding the ability to now carryback five years net operating losses generated in 2018, 2019, and 2020; (3) temporary repeal of the net operating loss taxable income limitation of 80%; and (4) temporary enhancement of corporate charitable contribution limitation to 25% of taxable income for tax year 2020 only. There is no impact to the Company’s tax provision for the six months ended June 30, 2020 for these tax law changes.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for both standards was January 1, 2020. The Company adopted these standards on January 1, 2020. There was no impact to the Company’s financial statements upon the adoption.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

●	Level 1-Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2-Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

●	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,663	$—	$—	$10,663	$9,353	$1,310	$—
Level 1 (1):
Money market funds	45,442	—	—	45,442	45,442	—	—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	45,442	—	—	45,442	45,442	—	—
Level 2 (2):
U.S. government agency securities	—	—	—	—		—	—
Total	$56,105	$—	$—	$56,105	$54,795	$1,310	$—

	December 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,302	$—	$—	$9,302	$7,993	$1,309	$—
Level 1 (1):
Money market funds	18,306	—	—	18,306	18,306	—	—
U.S. treasury securities	5,996	—	—	5,996	2,496	—	3,500
Subtotal	24,302	—	—	24,302	20,802	—	3,500
Level 2 (2):
U.S. government agency securities	3,510	—	—	3,510	3,510	—	—
Total	$37,114	$—	$—	$37,114	$32,305	$1,309	$3,500
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)	The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of June 30, 2020, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and six months ended June 30, 2020 and 2019. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2020, or the year ended December 31, 2019.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, the Company was required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of June 30, 2020. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants were exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

During the three months ended March 31, 2020, the Company made a final principal payment of $3.2 million plus a final payment fee of $1.9 million which was required under loan agreements for the Term Loans A, B and C. Interest expense of $0.02 million and $0.4 million was recorded during the six months ended June 30, 2020 and 2019, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015-03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs were amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Gross proceeds	$—	$3,167
Debt discount and debt issuance costs (1)	—	1,870
Carrying value	—	5,037
Current portion of loans payable, net	—	5,037
Loans payable, net	$—	$—
(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

5. Stockholders’ Equity

Equity Offerings

ATM Programs

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of June 30, 2020. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of June 30, 2020. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, OLINVYK, and for general corporate purposes. In the second quarter of 2020, the Company issued and sold 28.1 million shares of common stock under the ATM Program. The net offering proceeds for sales under the ATM Program for the quarter ended June 30, 2020 were $32.0 million after deducting related expenses, including commissions. As of June 30, 2020, there was $12.1 million remaining available for future issuances under the ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Company’s existing registration statement on Form S-3. The net proceeds to the Company from the offering were $9.2 million, after deducting fees and the expenses of the placement agent. Pursuant to a letter agreement dated January 28, 2019, the Company engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. The warrants are classified as equity and were recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$204	$192	$413	$424
General and administrative	563	601	1,245	1,123
Total stock-based compensation	$767	$793	$1,658	$1,547

Stock Options

A summary of stock option activity and related information through June 30, 2020 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2019	7,568,304	$3.40	7.01
Granted	742,824	0.97
Exercised	—	—
Forfeited/Cancelled	(264,750)	(3.39)
Balance, June 30, 2020	8,046,378	$3.18	6.94
Vested or expected to vest at June 30, 2020	8,046,378	$3.18	6.94
Exercisable at June 30, 2020	5,176,228	$4.04	6.06

The intrinsic value of options exercisable as of June 30, 2020 was $0.5 million, based on the Company’s closing stock price of $1.5 per share and weighted average exercise price of $4.04 per share. At June 30, 2020, there was $2.3 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 1.76 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2020 and 2019 was estimated at $0.73 per share, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2020	2019
Expected term of options (in years)	5.7	5.9
Risk-free interest rate	0.7%	2.0%
Expected volatility	96.1%	69.1%
Dividend yield	—%	—%

Restricted Stock Units

On December 5, 2019, the Company granted 2,170,585 restricted stock units, or RSUs, to employees. The units vest subject to the satisfaction of service requirements as follows: 50% vest on December 5, 2020, and 50% vest on December 5, 2021. The fair market value per RSU on the grant date was $0.72, which is equal to the closing price of the Company’s common stock on the date of the grant.

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

There were 23,539 shares of common stock underlying vested RSUs that were withheld during the quarter end June 30, 2020, based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2019	2,945,585	$0.73
Granted	250,000	0.79
Vested	(68,750)	0.96
Forfeited	(118,400)	0.70
Non-vested at June 30, 2020	3,008,435	$0.73

For the six months ended June 30, 2020, the Company recorded $0.6 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations.

As of June 30, 2020, there was $1.6 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 1.79 years.

Shares Available for Future Grant

At June 30, 2020, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2019	4,560,708	205,000
Authorized	3,768,550	—
Granted	(992,824)	—
Shares withheld for taxes not issued	23,539	—
Forfeited/Cancelled	335,650	47,500
Available at June 30, 2020	7,695,623	252,500

Shares Reserved for Future Issuance

At June 30, 2020, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,798,878
Restricted stock units outstanding under 2013 Plan	3,008,435
Shares reserved for future issuance under 2013 Plan	7,695,623
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	623,091
Total shares of common stock reserved for future issuance	19,851,833

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$5,303	$5,472
Other current liabilities	652	611
Operating lease liabilities	7,458	7,793
Total operating lease liabilities	$8,110	$8,404

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(29)	(25)
Property and equipment, net	16	20
Other current liabilities	9	9
Other long-term liabilities	7	11
Total finance lease liabilities	$16	$20

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease rental expense	$373	$306	$692	$613
Other income	(301)	(301)	(601)	(629)
Total operating lease costs	$72	$5	$91	$(16)

Finance lease costs:
Amortization of right-of-use assets	2	3	4	6
Interest on lease liabilities	—	—	—	1
Total finance lease costs	$2	$3	$4	$7

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(188)	$(43)
Operating cash flows from finance leases	—	(1)
Financing cash flows from finance leases	(5)	(6)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2020 (July 1 - December 31)	$681	$5
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025 and beyond	5,136	—
Total minimum lease payments	$11,469	$17
Interest Expense	(3,359)	(1)
Lease liability	$8,110	$16

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2020 (July 1 - December 31)	$540
2021	943
2022	—
2022	—
2024	—
2025 and beyond	—
Total minimum lease payments	$1,483

Lease term and discount rates are as follows:

	Six Months Ended June 30,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	8	9
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believes that the claims are without merit, and the Company intends to vigorously defend itself and its former officers against the allegations. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. The motion is fully briefed, and the Company is awaiting a decision from the Court.

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

7. Licensing Arrangements

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone of up to $0.5 million if OLINVYK is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, the Company also granted Pharmbio an option to manufacture OLINVYK, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

In accordance with the terms of the agreement, Pharmbio is solely responsible for all development and regulatory activities in South Korea. The parties have formed a Joint Development Committee with equal representation from the Company and Pharmbio to provide overall coordination and oversight of the development of OLINVYK in South Korea. The parties also agreed to form a Joint Manufacturing and Commercialization Committee at least six months prior to the anticipated date of regulatory approval of OLINVYK in South Korea to provide overall coordination and oversight of the manufacture and commercialization of OLINVYK in South Korea.

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. Upon FDA approval of OLINVYK on August 7, 2020, a $3.0 million milestone, subject to Chinese withholding tax, became payable by Nhwa to the Company. The Company is also eligible to receive a cash milestone payment of $3.0 million, subject to Chinese withholding taxes, upon regulatory approval of OLINVYK in China, up to and additional $6.0 million of commercialization milestone based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

In accordance with the terms of the agreement, Nhwa is solely responsible for all development and regulatory activities in China. The parties have formed a Joint Development Committee with equal representation from the Company and Nhwa to provide overall coordination and oversight of the development of OLINVYK in China. The parties also agreed to form a Joint Manufacturing and Commercialization Committee at least six months prior to the anticipated date of regulatory approval of OLINVYK in China to provide overall coordination and oversight of the manufacture and commercialization of OLINVYK in China.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(6,222)	$(4,691)	$(11,947)	$(9,860)
Net loss attributable to common stockholders	$(6,222)	$(4,691)	$(11,947)	$(9,860)
Weighted average common shares outstanding	111,297,428	92,414,644	103,814,876	90,665,684
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.11)

The following outstanding securities at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2020	2019
Options outstanding	8,046,378	7,368,023
RSUs outstanding	3,008,435	1,182,500
Warrants	623,091	623,091
Total	11,677,904	9,173,614

9. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, January 1, 2019	$(9)
Net unrealized loss arising during the period	9
Balance, December 31, 2019	$—
Net unrealized gain on marketable securities	—
Balance, June 30, 2020	$—

There were no reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2020 and 2019. There was no tax effect during the six months ended June 30, 2020 and 2019.

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

The following table summarizes the restructuring balances at June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, January 1	$—	$1,419
Current year restructuring costs	—	—
Payment of employee severance costs	—	(1,419)
Balance, June 30	$—	$—

11. Subsequent Events

OLINVYK Approval

On August 7, 2020, the Company announced that the FDA approved OLINVYK in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is a new chemical entity and offers a differentiated profile that addresses a significant unmet need in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 2-5 minute onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. The Company expects to make OLINVYK available in the fourth quarter of 2020 following scheduling by the U.S. Drug Enforcement Administration, which may take up to 90 days from the date of FDA approval.

Upon FDA approval of OLINVYK, a $3.0 million milestone, subject to Chinese withholding tax, became payable to the Company by its licensee in China, Jiangsu Nhwa Pharmaceutical Co. Ltd.

TRV250 Trial

On August 10, 2020, the Company terminated its proof-of-concept study for TRV250 for the treatment of acute migraine. The study protocol had required subjects to be monitored in an in-patient setting for 24 hours, and due to the global COVID-19 pandemic, enrolment had been paused since March 2020. The Company continues to investigate alternative development plans for TRV250 and its delta-opioid receptor, or DOR, agonist program and expects to re-initiate clinical studies in the second half of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

●	OLINVYK injection: We are developing and seeking to commercialize OLINVYK, a new chemical entity that is indicated in adults for the management of acute pain severe enough to require intravenous opioid analgesic and for whom alternative treatments are inadequate. The FDA approved the OLINVYK NDA on August 7, 2020. We completed two pivotal Phase 3 efficacy studies (APOLLO 1 and APOLLO 2) of OLINVYK in moderate-to-severe acute pain following bunionectomy and abdominoplasty, respectively. In both studies, all dose regimens achieved their primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. We also completed a Phase 3 open label safety study (ATHENA) in which 768 patients were administered OLINVYK to manage pain associated with a wide range of procedures and diagnoses. In late 2017, we submitted the NDA for OLINVYK to the FDA. On November 2, 2018, the FDA issued a complete response letter, or the CRL, which requested that we generate additional clinical and nonclinical data. In the CRL, the FDA requested additional clinical data on the QT interval and indicated that the submitted safety database was not of adequate size for the proposed labeling. The FDA also requested certain additional nonclinical data and validation reports. Throughout 2019, we completed the additional studies and nonclinical work requested by the FDA. In February 2020, we resubmitted the OLINVYK NDA to address the CRL and in March 2020, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of August 7, 2020 for the completion of its review of the NDA. On August 7, 2020, the FDA approved the NDA for OLINVYK.
●	TRV027: We are developing TRV027, a novel AT1 receptor selective agonist, for the treatment of acute lung injury contributing to acute respiratory distress syndrome, or ARDS, and abnormal blood clotting in patients with COVID-19. In a COVID-19 infection, the SARS-coronavirus-2 binds to and removes the ACE2 protein in the lungs, causing elevated levels of angiotensin II. This drives overactivation of the AT1 receptor resulting in downstream acute lung injury, which can lead to ARDS, and abnormal blood clotting, which can lead to pulmonary embolisms and strokes. TRV027 potentially counteracts the disproportionate levels of angiotensin II, by competitively binding to and rebalancing AT1 receptor activation. Additionally, its unique mechanism of action preferentially engages the signaling pathway to promote reparative effects on lung tissue.

In June 2020, we announced a collaboration with Imperial College London, or ICL to study TRV027 in a randomized, placebo-controlled study in approximately 60 COVID-19 patients. The primary endpoint is a coagulation cascade biomarker, which serves as a surrogate for measuring the effect of TRV027 on adverse health outcomes associated with increased mortality in COVID-19 infections. Imperial College London is sponsoring and funding this study, with additional support from the British Heart Foundation. We expect to report topline data in the first quarter of 2021.

TRV027 has previously been studied in 691 individuals. It has demonstrated efficacy, potency, and selectivity at the AT1 receptor in nonclinical studies and has a well-characterized pharmacokinetic profile. In previous clinical trials, there was a low dropout rate associated with TRV027, and no significant safety issues were reported.

●	TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019. The study protocol required subjects to be monitored in an in-patient setting for 24 hours, and due to global COVID-19 pandemic, we paused enrolment in March 2020 and terminated the study in August 2020. We continue to investigate alternative development plans for TRV250 and our DOR program, and we expect to re-initiate clinical studies in the second half of 2021.
●	TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as OLINVYK. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. On March 26, 2020, we announced that due to the global COVID-19 pandemic, enrollment has been paused in this trial. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.
●	TRV045: We are evaluating a set of novel SIP modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner. In March 2020, the Company announced it entered into a collaboration with the U.S. National Institutes of Health (NIH) to evaluate the potential of TRV045 as a treatment for epilepsy. NIH is assessing TRV045 within its Epilepsy Therapy Screening Program, or ETSP.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2020, we had an accumulated deficit of $425.1 million. Our net loss was $11.9 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator obtain marketing approval for and commercialize OLINVYK, TRV027, TRV250, TRV734, or TRV045.

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

Recent Developments

OLINVYK Approval

On August 7, 2020, we announced that the FDA approved OLINVYK in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is a new chemical entity and offers a differentiated profile that addresses a significant unmet need in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 2-5 minute onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. The Company expects to make OLINVYK available in the fourth quarter of 2020 following scheduling by the U.S. Drug Enforcement Administration, which may take up to 90 days from the date of FDA approval.

Upon FDA approval of OLINVYK, a $3 million milestone, subject to Chinese withholding tax, became payable to us by our licensee in China, Jiangsu Nhwa Pharmaceutical Co. Ltd.

Litigation

In October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. We believe that the claims are without merit, and we intend to vigorously defend ourselves and our former officers against the allegations. On October 2, 2019, we moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. The motion is fully briefed, and we are awaiting a decision from the Court.

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

ATM Program

On April 17, 2019, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, OLINVYK, and for general corporate purposes. For the quarter ended June 30, 2020, the net offering proceeds to the Company for sales under the ATM Program were $32.0 million after deducting related expenses, including commission. As of June 30, 2020, there was $12.1 million remaining available for future issuances under the ATM Program.

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

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1Bank) (together, the lenders), pursuant to which the lenders agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of June 30, 2020. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants were exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

We have equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-

employee directors, and non-employee consultants. We also have an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock unit awards, may be granted to new employees.

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

See Note 5, included in Part 1, Item 1 of this Quarterly Report, for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under our stock-based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019 (in thousands)

	Three Months Ended			Six Months Ended
	2020	2019	Change	2020	2019	Change
Revenue:
License revenue	$—	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	3,300	3,311	(11)	6,932	6,371	561
Research and development	2,958	2,722	236	5,149	4,876	273
Impairment of property and equipment	—	108	(108)	—	108	(108)
Total operating expenses	6,258	6,141	117	12,081	11,355	726
Loss from operations	(6,258)	(6,141)	(117)	(12,081)	(11,355)	(726)
Other income (expense):
Change in fair value of warrant liability	(6)	6	(12)	(3)	(6)	3
Other income, net	26	1,616	(1,590)	95	1,873	(1,778)
Interest income	16	98	(82)	68	251	(183)
Interest expense	—	(271)	271	(29)	(624)	595
Gain on foreign currency exchange	—	1	(1)	3	1	2
Total other income	36	1,450	(1,414)	134	1,495	(1,361)
Loss before income tax expense	(6,222)	(4,691)	(1,531)	(11,947)	(9,860)	(2,087)
Income tax expense	—	—	—	—	—	—
Net loss attributable to common stockholders	$(6,222)	$(4,691)	$(1,531)	$(11,947)	$(9,860)	$(2,087)

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

General and administrative expenses for the three months ended June 30, 2020, is comparable to the same period in 2019 and increased by $0.6 million or 9% for six months ended June 30, 2020, as compared to the same period in 2019. The increase for the six-month period was primarily related to increases in market research and accounting related costs.

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

Research and development expenses increased by $0.2 million, or 9% for the three months ended June 30, 2020, as compared to the same period in 2019, and increased by $0.3 million, or 6% for the six months ended June 30, 2020, as compared to the same period in 2019. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Personnel-related costs	$1,355	$1,475	$2,778	$3,020
OLINVYK	696	1,048	831	1,620
TRV027	366	1	371	1
TRV250	114	72	530	99
Other research and development	427	126	639	136
	$2,958	$2,722	$5,149	$4,876

The higher research and development expenses incurred during the three and six months ended June 30, 2020, respectively, compared to the same period in 2019 were the result of expenditures on the activities to support the development of TRV027 and TRV250.

Total other income

Total other income, net decreased by $1.4 million, or 98% and 91% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily related to the sale of R&D tax credits in 2019, partially offset by lower interest expense due to the repayment of a loan during the six months ended June 30, 2020 and by lower bond accretion.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At June 30, 2020, we had an accumulated deficit of $425.1 million, working capital of $53.7 million, cash and cash equivalents of $54.8 million, and restricted cash of $1.3 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(11,539)	$(10,701)
Investing activities	3,500	(1,183)
Financing activities	30,530	2,821
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,491	$(9,063)

Net cash used in operating activities

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $11.9 million and changes in operating assets and liabilities. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash (used in) provided by investing activities

Net cash provided by investing activities was $3.5 million for the six months ended June 30, 2020 and net cash used in investing activities was $1.2 million for the six months ended June 30, 2019. Investing activities in both years consisted primarily of purchases and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2020, which was primarily due to by principal repayments on our Term Loans of $3.2 million and an additional of final fee payment of $1.9 million offset by the net proceeds of $35.6 million from the ATM Program.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2019, which was primarily due to net proceeds of $9.2 million from the sale of common stock through a registered direct offering in January 2019, offset by principal repayments on our Term Loans of $6.3 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we seek to commercialize OLINVYK, advance clinical development of TRV07, continue clinical development of TRV250, and continue IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of June 30, 2020, together with interest thereon, will be sufficient to fund our operating expenses, and capital expenditure requirements through year-end 2021. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement, which includes the $50.0 million HCW ATM Program, of which there was approximately $12.1 million of available capacity as of June 30, 2020. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK, or “OLINVYK” and our other product candidates;

●	our ability to generate sales and other revenues from OLINVYK or any of our other product candidates, once approved, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;

●	the size and growth potential of the markets for OLINVYK and out ability to serve those markets;

●	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
●	the number and development requirements of any other product candidates that we may pursue;
●	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for OLINVYK;
●	the costs, timing, and outcome of any regulatory review of OLINVYK and any future product candidates, both in the United States and in territories outside the United States;
●	the costs, timing, and extent of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	any product liability or other lawsuits, including the recently filed class action complaints, related to our products or us;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report, we did not make any significant changes to our critical accounting policies during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report.

Based on our evaluation, our CEO and CFO concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the date of our Quarterly Report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. The Company believe that the claims are without merit, and the Company intends to vigorously defend itself and its former officers against the allegations. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. The motion is fully briefed, and the Company is awaiting a decision from the Court.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Quarterly Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

There have been no material changes to our risk factors disclosed in our Annual Report, with the exception of the following risk factor:

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. The Governor of Pennsylvania declared a state of emergency related to the spread of COVID-19 and issued orders effective March 23, 2020 directing all individuals in seven counties, including where our headquarters is located, to “stay at home” except to perform certain essential activities. We have implemented work-from-home policies for all employees. The effects of the Pennsylvania orders and our work-from-home policies may negatively impact productivity, disrupt our business, delay our clinical programs and timelines delay our planned commercialization efforts for OLINVYK, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For instance, enrollment has been paused in our proof-of-concept clinical trials for TRV250 (treatment of acute migraine) and TRV734 (opioid use disorder).  Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Our planned commercialization efforts for OLINVYK may be affected by COVID-19 as a result of physician and hospital policies that restrict in-person access to third parties. Additionally, there may be delays in necessary interactions with regulators, hospital committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

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

The COVID-19 pandemic may delay, or otherwise negatively impact the commercial launch of OLINVYK.

The COVID-19 pandemic may have been an adverse impact on our ability to successfully launch and secure market acceptance of OLINVYK. In response to the COVID-19 pandemic, several countries, including the United States, have implemented severe travel restrictions, social distancing and delays or cancelations of elective surgeries. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to continuation of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

If the spread of COVID-19 and the public safety measures taken by various governments continue, the commercial launch of OLINVYK may be hindered by various factors, including the overall economy, challenges in hiring employees that may be necessary to support commercialization, difficulties in meeting with healthcare providers, pharmacists or others involved in prescribing and formulary decisions, limited access to healthcare providers’ offices, conducting necessary trainings of such new employees, attending and presenting at various conferences or other programs, delays in coverage decisions from Medicare and third-party payors, interruptions or delays in our commercial supply chain and increases in the number of uninsured or underinsured patients.

In addition, hospitals may reduce and divert staffing, divert resources to patients suffering from COVID-19 or limit hospital access for non-patients. The government-imposed travel restrictions due to COVID-19 may further impact our ability to travel to hospitals. These circumstances may negatively impacted our ability to effectively market to hospital pharmacists, healthcare providers and formulary committees, which may delay or have a material adverse impact on our commercial launch of OLINVYK and less traditional methods of communicating with these parties may need to be employed. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number or patients suffering from post-surgical pain, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for OLINVYK and negatively impact our ability to successfully commercialize OLINVYK. Hospitals and healthcare systems may be financially impacted by the costs associated with the treatment of individuals suffering from COVID-19 and the general reduction in elective surgeries. Although we are unable at this time to determine the extent of the financial impact of the COVID-19 pandemic on hospital and healthcare systems, it is possible that the negative impact of the COVID-19 pandemic may reduce hospital and healthcare system demand for OLINVYK, which could have a material adverse impact on our commercial launch of OLINVYK.

The extent to which the COVID-19 pandemic will impact our efforts to commercialize OLINVYK is uncertain and will depend upon future developments. We are monitoring the situation and taking steps to minimize the disruption to our commercialization efforts of the COVID-19 pandemic, but there can be no assurance that such actions will be successful, which could have a negative impact on our ability to successfully commercialize OLINVYK.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) Statement of Stockholders’ Equity for the period from January 1, 2020 to June 30, 2020, (iv) Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

104#	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer