Form 10-Q
period 2020-09-30
TREVENA INC
filed 2020-11-02
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of October 30, 2020: 157,030,012

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report” and our Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK™ (oliceridine) injection, or “OLINVYK” and our other product candidates;

●	our ability to generate sales and other revenues from OLINVYK or any of our other product candidates, if and when approved, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;

●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;

●	any ongoing or planned clinical trials and preclinical studies for our other product candidates;

●	the extent of future clinical trials potentially required by the United States Food and Drug Administration, or the FDA, for our product candidates;

●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

●	the timing and likelihood of obtaining and maintaining regulatory approvals for our other product candidates;

●	the direct and indirect impact of the COVID-19 pandemic on our business and operations, including research and development costs and our clinical trial timelines;

●	the performance of third-parties upon which we may depend, including third-party manufacturers, distributors and logistics providers;

●	the clinical utility and market acceptance of our product candidates, particularly in light of existing and future competition;

●	our sales, marketing, and manufacturing capabilities and strategies;

●	our intellectual property position;

●	ongoing litigation; and

●	our ability to identify additional product candidates with significant commercial potential that are consistent with our commercial and corporate objectives.

You should refer to the “Risk Factors” section of this Quarterly Report, our Annual Report and our Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,682	$32,305
Marketable securities	—	3,500
Prepaid expenses and other current assets	1,008	1,683
Total current assets	113,690	37,488
Restricted cash	1,310	1,309
Property and equipment, net	2,337	2,705
Right-of-use lease asset	5,213	5,472
Other assets	15	20
Total assets	$122,565	$46,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$714	$1,047
Accrued expenses and other current liabilities	2,653	2,403
Current portion of loans payable, net	—	5,037
Lease liability	682	620
Total current liabilities	4,049	9,107
Leases, net of current portion	7,286	7,804
Warrant liability	22	5
Total liabilities	11,357	16,916
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 157,030,012 and 94,213,760 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	157	94
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	541,829	443,129
Subscription receivable	(135)	—
Accumulated deficit	(430,643)	(413,145)
Total stockholders’ equity	111,208	30,078
Total liabilities and stockholders’ equity	$122,565	$46,994

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
License revenue	$3,000	$—	$3,000	$—
Operating expenses:
General and administrative	4,089	3,201	11,021	9,572
Research and development	4,301	5,554	9,450	10,430
Impairment of property and equipment	—	—	—	108
Total operating expenses	8,390	8,755	20,471	20,110
Loss from operations	(5,390)	(8,755)	(17,471)	(20,110)
Other income (expense):
Change in fair value of warrant liability	(14)	1	(17)	(5)
Other income, net	75	279	170	2,152
Interest income	78	109	146	360
Interest expense	—	(190)	(29)	(814)
(Loss) gain on foreign currency exchange	—	(10)	3	(9)
Total other income	139	189	273	1,684
Loss before income tax expense	(5,251)	(8,566)	(17,198)	(18,426)
Foreign income tax expense	(300)	—	(300)	—
Net loss attributable to common stockholders	$(5,551)	$(8,566)	$(17,498)	$(18,426)
Other comprehensive (loss) gain, net:
Unrealized (loss) gain on marketable securities	—	(5)	—	14
Other comprehensive (loss) gain, net	—	(5)	—	14
Comprehensive loss	$(5,551)	$(8,571)	$(17,498)	$(18,412)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.09)	$(0.15)	$(0.20)
Weighted average common shares outstanding, basic and diluted	144,335,143	92,569,993	117,420,221	91,307,429

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
						Accumulated
	Common Stock					Other
	Number	$0.001	Additional			Comprehensive	Total
	of	Par	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2020	94,213,760	$94	$443,129	$—	$(413,145)	$—	$30,078
Stock-based compensation expense	—	—	891	—	—	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	—	—	3,551
Net loss	—	—	—	—	(5,725)		(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$—	$(418,870)	$—	$28,795
Stock-based compensation expense	—	—	766	—	—	—	766
Issuance of common stock, net of issuance costs	28,135,057	28	32,001	—	—	—	32,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	45,211	—	(40)	—	—	—	(40)
Net loss	—	—	—	—	(6,222)	—	(6,222)
Balance, June 30, 2020	127,210,272	$127	$480,293	$—	$(425,092)	$—	$55,328
Stock-based compensation expense	—	—	787	—	—	—	787
Subscription receivable	197,640	—	135	(135)	—	—	—
Issuance of common stock, net of issuance costs	29,420,175	30	60,614	—	—	—	60,644
Net exercise of common stock warrant	201,925	—	—	—	—	—	—
Net loss	—	—	—	—	(5,551)	—	(5,551)
Balance, September 30, 2020	157,030,012	$157	$541,829	$(135)	$(430,643)	$—	$111,208

	Stockholders' Equity
						Accumulated
	Common Stock					Other
	Number	$0.001	Additional			Comprehensive	Total
	of	Par	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$—	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	754	—	—	—	754
Exercise of stock options	30,225	—	21	—	—	—	21
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	—	347
Issuance of common stock, net of issuance costs	10,000,000	10	8,886	—	—	—	8,896
Unrealized gain on marketable securities	—	—	—	—	—	12	12
Net loss	—	—	—	—	(5,169)	—	(5,169)
Balance, March 31, 2019	92,353,638	$92	$439,735	$—	$(393,443)	$3	$46,387
Stock-based compensation expense	—	—	793	—	—	—	793
Shares repurchased by the Company	(122)	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	213,679	—	(104)	—	—	—	(104)
Unrealized gain on marketable securities	—	—	—	—	—	7	7
Net loss	—	—	—	—	(4,691)	—	(4,691)
Balance, June 30, 2019	92,567,195	$92	$440,424	$—	$(398,134)	$10	$42,392
Stock-based compensation expense	—	—	768	—	—	—	768
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,301	—	(5)	—	—	—	(5)
Unrealized loss on marketable securities	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	(8,566)	—	(8,566)
Balance, September 30, 2019	92,581,496	$92	$441,187	$—	$(406,700)	$5	$34,584

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(17,498)	$(18,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	431
Stock-based compensation	2,444	2,315
Noncash interest expense on loans	8	285
Impairment of property and equipment	—	108
Revaluation of warrant liability	17	5
(Accretion) amortization of bond (discount) premium on marketable securities	—	(442)
Change in right-of-use asset	259	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	680	(1,766)
Operating lease liabilities	(448)	(118)
Accounts payable, accrued expenses and other liabilities	(92)	746
Net cash used in operating activities	(14,262)	(16,862)
Investing activities:
Maturities of marketable securities	3,500	67,390
Purchases of marketable securities	—	(53,805)
Net cash provided by investing activities	3,500	13,585
Financing activities:
Proceeds from exercise of common stock options	—	21
Proceeds from issuance of common stock, net	96,233	9,243
Payment of employee withholding taxes on vested restricted stock units	(40)	(109)
Capital lease payments	(8)	(10)
Repayments of loans payable, net	(5,045)	(9,500)
Net cash provided by (used in) financing activities	91,140	(355)
Net increase (decrease) in cash, cash equivalents and restricted cash	80,378	(3,632)
Cash, cash equivalents and restricted cash—beginning of period	33,614	34,195
Cash, cash equivalents and restricted cash—end of period	$113,992	$30,563
Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$529
Subscription receivable on exercise of options	$135	$—
Fair value of common stock warrants issued to underwriters	$—	$347

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

September 30, 2020

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. on November 9, 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. on January 3, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients with central nervous system, or CNS, disorders. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In late 2017, the Company submitted a new drug application, or NDA, for OLINVYK™ (oliceridine) injection, or OLINVYK, to the United States Food and Drug Administration, or the FDA. On August 7, 2020, the FDA approved the NDA for OLINVYK. The Company expects to make OLINVYK available by the end of November 2020.

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2020, the Company had an accumulated deficit of $430.6 million. The Company’s net loss was $17.5 million and $18.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2020 is sufficient to fund operations for more than one year after the date of this filling, through the fourth quarter of 2022. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of September 30, 2020, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2020 and 2019, its statement of stockholders’ equity for the period from January 1, 2020 to September 30, 2020 and for the period January 1, 2019 to September 30, 2019, and its statements of cash flows for the nine months ended September 30, 2020 and 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. The financial results for the nine months ended September 30, 2020 were not significantly impacted by COVID-19. Remote working arrangements and travel restrictions imposed by various jurisdictions have had limited impact on our ability to maintain operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act makes the following changes to the U.S. tax code that will affect 2018, 2019 and 2020, including, but not limited to, (1) temporary modification of the adjusted taxable income limitation under Section 163(j) from 30% to 50% for tax years 2019 and 2020 only; (2) modification to the net operating loss rules surrounding the ability to now carryback five years net operating losses generated in 2018, 2019, and 2020; (3) temporary repeal of the net operating loss taxable income limitation of 80%; and (4) temporary enhancement of corporate charitable contribution limitation to 25% of taxable income for tax year 2020 only. There is no impact to the Company’s tax provision for the nine months ended September 30, 2020 for these tax law changes.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for this standard was January 1, 2020. The Company adopted this standard on January 1, 2020. There was no impact to the Company’s financial statements upon the adoption.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removed certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,472	$—	$—	$9,472	$8,162	$1,310	$—
Level 1 (1):
Money market funds	104,520	—	—	104,520	104,520	—	—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	104,520	—	—	104,520	104,520	—	—
Level 2 (2):
U.S. government agency securities	—	—	—	—	—	—	—
Total	$113,992	$—	$—	$113,992	$112,682	$1,310	$—

	December 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,302	$—	$—	$9,302	$7,993	$1,309	$—
Level 1 (1):
Money market funds	18,306	—	—	18,306	18,306	—	—
U.S. treasury securities	5,996	—	—	5,996	2,496	—	3,500
Subtotal	24,302	—	—	24,302	20,802	—	3,500
Level 2 (2):
U.S. government agency securities	3,510	—	—	3,510	3,510	—	—
Total	$37,114	$—	$—	$37,114	$32,305	$1,309	$3,500
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.
(2)	The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of September 30, 2020, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and nine months ended September 30, 2020 and 2019. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2020, or the year ended December 31, 2019.

4. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, the Company made its final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, the Company was required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of September 30, 2020. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants were exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

As of September 30, 2020, there are no borrowings outstanding attributable to Term Loans A, B, or C. Interest expense of $0.02 million and $0.5 million was recorded during the nine months ended September 30, 2020 and 2019, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015-03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs were amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Gross proceeds	$—	$3,167
Debt discount and debt issuance costs (1)	—	1,870
Carrying value	—	5,037
Current portion of loans payable, net	—	5,037
Loans payable, net	$—	$—
(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

5. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of September 30, 2020. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2020. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

Registered Underwritten Public Offering

In August 2020, the Company closed a registered underwritten public offering of 25,000,000 shares of its common stock at a public offering price of $2.30 per share for net proceeds to the Company of approximately $53.7 million, after deducting underwriting discounts and commissions and offering expenses.

ATM Programs

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act. The Company intends to use the net proceeds from the offering primarily for the development of its lead product candidate, OLINVYK, and for general corporate purposes. In the third quarter of 2020, the Company issued and sold 4.4 million shares of common stock under the ATM Program. The net offering proceeds for sales under the ATM Program for the quarter ended September 30, 2020 were $6.9 million after deducting related expenses, including commissions. As of September 30, 2020, there was $5.0 million remaining available for future issuances under the ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Company’s existing registration statement on Form S-3. The net proceeds to the Company from the offering were $9.2 million, after deducting fees and the expenses of the placement agent. Pursuant to a letter agreement dated January 28, 2019, the Company engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. During the three months ended September 30, 2020, 327,500 of these warrants were exercised in a cashless exercise for 201,925 common shares. The warrants are classified as equity and were recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$203	$179	$616	$603
General and administrative	584	589	1,828	1,712
Total stock-based compensation	$787	$768	$2,444	$2,315

Stock Options

A summary of stock option activity and related information through September 30, 2020 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2019	7,568,304	$3.40	7.01
Granted	742,824	0.97
Exercised	(197,640)	(0.68)
Forfeited/Cancelled	(264,750)	(3.39)
Balance, September 30, 2020	7,848,738	$3.24	6.85
Vested or expected to vest at September 30, 2020	7,848,738	$3.24	6.85
Exercisable at September 30, 2020	5,134,274	$4.09	6.09

The intrinsic value of options exercisable as of September 30, 2020 was $3.3 million, based on the Company’s closing stock price of $2.99 per share and weighted average exercise price of $4.09 per share. At September 30, 2020, there was $1.8 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 1.67 years.

The Company utilizes a designated broker to process exercises of stock options. In August and September 2020, there were exercises of 197,640 vested stock options for which the Company did not receive the net proceeds from the designated broker until October 2020. The net proceeds have been reflected as a stock subscription receivable as of September 30, 2020 in the balance sheet.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2020 and 2019 was estimated at $0.73 and $0.70 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2020	2019
Expected term of options (in years)	5.7	6.1
Risk-free interest rate	0.7%	1.9%
Expected volatility	96.1%	71.9%
Dividend yield	—%	—%

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 250,000 restricted stock units, or RSUs, to employees. The units vest annually over a four year period. The fair market value per RSU on the grant date was $0.79, which is equal to the closing price of the Company’s common stock on the date of the grant.

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2019	2,945,585	$0.73
Granted	250,000	0.79
Vested	(68,750)	0.96
Forfeited	(118,400)	0.70
Non-vested at September 30, 2020	3,008,435	$0.73

For the nine months ended September 30, 2020, the Company recorded $0.9 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations.

As of September 30, 2020, there was $1.3 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 1.64 years.

Shares Available for Future Grant

At September 30, 2020, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2019	4,560,708	205,000
Authorized	3,768,550	—
Granted	(992,824)	—
Shares withheld for taxes not issued	23,539	—
Forfeited/Cancelled	335,650	47,500
Available at September 30, 2020	7,695,623	252,500

Shares Reserved for Future Issuance

At September 30, 2020, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	7,601,238
Restricted stock units outstanding under 2013 Plan	3,008,435
Shares reserved for future issuance under 2013 Plan	7,695,623
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	295,591
Total shares of common stock reserved for future issuance	19,326,693

6. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$5,213	$5,472
Other current liabilities	674	611
Operating lease liabilities	7,281	7,793
Total operating lease liabilities	$7,955	$8,404

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(32)	(25)
Property and equipment, net	13	20
Other current liabilities	8	9
Other long-term liabilities	5	11
Total finance lease liabilities	$13	$20

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease rental expense	$277	$310	$950	$886
Other income	(303)	(358)	(904)	(987)
Total operating lease costs	$(26)	$(48)	$46	$(101)

Finance lease costs:
Amortization of right-of-use assets	2	2	7	8
Interest on lease liabilities	—	—	1	1
Total finance lease costs	$2	$2	$8	$9

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(117)	$(18)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(8)	(10)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2020 (October 1 - December 31)	$342	$2
2021	1,376	8
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025 and beyond	5,136	—
Total minimum lease payments	$11,130	$14
Interest Expense	(3,175)	(1)
Lease liability	$7,955	$13

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2020 (October 1 - December 31)	$272
2021	943
2022	—
2022	—
2024	—
2025 and beyond	—
Total minimum lease payments	$1,215

Lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	8	9
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA (the “Court”), alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. On August 28, 2020, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint. The Company believes that the claims are without merit, and the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. Most recently, a similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Some of the derivative actions have been stayed in favor of the consolidated securities lawsuits.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. The Company is also eligible to receive a cash milestone payment of $3.0 million, subject to Chinese withholding taxes, upon regulatory approval of OLINVYK in China, up to and additional $6.0 million of commercialization milestone based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company expect to enter into a separate agreement. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

License Revenue

License revenue for the nine months ended September 30, 2020 and 2019 represents revenue from contracts with customers in licensing arrangements accounted for in accordance with ASC 606, which the Company adopted in the first quarter of 2018.

For the three and nine months ended September 30, 2020 and 2019, license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Jiangsu Nhwa Pharmaceutical Co. Ltd.	3,000	—	3,000	—
Total license revenues	$3,000	$—	$3,000	$—

Revenue related to the Nhwa agreement was recognized in the third quarter of 2020, when the Company satisfied its performance obligation in August 2020. The performance obligation was satisfied once the Company received FDA approval of OLINVYK.

The income tax expense resulting from this transaction represents $0.3 million foreign withholding taxes as a result of license revenue from the contract. As the Company has incurred losses in recent years, no U.S. federal, state, or foreign income taxes have been accrued.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(5,551)	$(8,566)	$(17,498)	$(18,426)
Net loss attributable to common stockholders	$(5,551)	$(8,566)	$(17,498)	$(18,426)
Weighted average common shares outstanding	144,335,143	92,569,993	117,420,221	91,307,429
Net loss per share of common stock - basic and diluted	$(0.04)	$(0.09)	$(0.15)	$(0.20)

The following outstanding securities at September 30, 2020 and 2019 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2020	2019
Options outstanding	7,848,738	7,678,421
RSUs outstanding	3,008,435	1,025,000
Warrants	295,591	623,091
Total	11,152,764	9,326,512

10. Other Comprehensive Loss

The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

Balance, January 1, 2019	$(9)
Net unrealized gain on marketable securities	9
Balance, December 31, 2019	$—
Net unrealized gain on marketable securities	—
Balance, September 30, 2020	$—

There were no reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2020 and 2019. There was no tax effect during the nine months ended September 30, 2020 and 2019.

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

The following table summarizes the restructuring activity for the nine months ended September 30, 2020 and 2019 and the restructuring balances at September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, January 1	$—	$1,419
Current year restructuring costs	—	—
Payment of employee severance costs	—	(1,419)
Balance, September 30	$—	$—

12. Subsequent Events

On October 30, 2020, the Company announced the U.S. Drug Enforcement Administration, or DEA, placed oliceridine into Schedule II of the Controlled Substances Act. With DEA scheduling complete, the Company expects to make OLINVYK available for commercial distribution by the end of November 2020.

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

Overview

Using our proprietary product platform, we have identified and are developing the following product candidates:

●	OLINVYK injection: We are commercializing our lead product, OLINVYK, which was approved by the FDA on August 7, 2020. OLINVYK is indicated in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is an opioid agonist that is the first new chemical entity in this IV drug class in decades and offers a differentiated profile that addresses a significant unmet need in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 2-5 minute onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. We expect to make OLINVYK available by the end of November 2020.
●	TRV027: We are developing TRV027, a novel AT1 receptor selective agonist, for the treatment of acute lung injury contributing to acute respiratory distress syndrome, or ARDS, and abnormal blood clotting in patients with COVID-19. In a COVID-19 infection, the SARS-coronavirus-2 binds to and removes the ACE2 protein in the lungs, causing elevated levels of angiotensin II. This drives overactivation of the AT1 receptor resulting in downstream acute lung injury, which can lead to ARDS, and abnormal blood clotting, which can lead to pulmonary embolisms and strokes. TRV027 potentially counteracts the disproportionate levels of angiotensin II, by competitively binding to and rebalancing AT1 receptor activation. Additionally, its unique mechanism of action preferentially engages the signaling pathway to promote reparative effects on lung tissue.

In June 2020, we announced a collaboration with Imperial College London, or ICL, to study TRV027 in a randomized, placebo-controlled study in approximately 60 COVID-19 patients. The primary endpoint is a coagulation cascade biomarker, which serves as a surrogate for measuring the effect of TRV027 on adverse health outcomes associated with increased mortality in COVID-19 infections. In August 2020, we announced that ICL has initiated a proof-of-concept study for TRV027 in COVID-19 patients. ICL is sponsoring and funding this study, with additional support from the British Heart Foundation. We expect to report topline data in the first quarter of 2021.

TRV027 has previously been studied in 691 individuals. It has demonstrated efficacy, potency, and selectivity at the AT1 receptor in nonclinical studies and has a well-characterized pharmacokinetic profile. In previous clinical trials, there was a low dropout rate associated with TRV027, and no significant safety issues were reported.

●	TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other central nervous system, or CNS, indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients, which we initiated in November 2019. The study protocol required subjects to be monitored in an in-patient setting for 24 hours, and due to global COVID-19 pandemic, we paused enrolment in March 2020 and terminated the study in August 2020. We continue to investigate alternative development plans for TRV250 and our DOR program, and we expect to re-initiate clinical studies in the second half of 2021.

●	TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, a new chemical entity, or NCE, targeting the same novel mechanism of action at the MOR as OLINVYK. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. On March 26, 2020, we announced that due to the global COVID-19 pandemic, enrollment has been paused in this trial. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.
●	TRV045: We are evaluating a set of novel SIP modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset to an IND, either by ourselves or with a partner. In March 2020, we announced we entered into a collaboration with the U.S. National Institutes of Health (NIH) to evaluate the potential of TRV045 as a treatment for epilepsy. In May 2020, we announced we entered into a collaboration with the NIH to evaluate the potential of TRV045 as a treatment for pain. NIH is assessing TRV045 within its Epilepsy Therapy Screening Program, or ETSP, and in its Preclinical Screening Platform for Pain, or PSPP. We expect to file an IND application with the FDA for TRV045 in the first half of 2021.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, and discovering and developing our product candidates. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2020, we had an accumulated deficit of $430.6 million. Our net loss was $17.5 million and $18.4 million for the nine months ended September 30, 2020 and 2019, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

We expect to incur significant expenses and operating losses for the foreseeable future as we commercialize OLINVYK and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Litigation

In October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA (the “Court”), alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On October 2, 2019, we moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. On August 28, 2020, the Court granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, we and the individual defendants filed an answer to the amended complaint. We believe that the claims are without merit, and we intend to vigorously defend ourselves and our former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth similar derivative action was filed in the EDPA in November 2019. More recently, a similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Some of the derivative actions have been stayed in favor of the consolidated securities lawsuits.

ATM Program

On April 17, 2019, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell through Wainwright, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million, or the ATM Program. Sales of the shares of common stock are deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering primarily for the development of our lead product candidate, OLINVYK, and for general corporate purposes. For the quarter ended September 30, 2020, the net offering proceeds to the Company for sales under the ATM Program were $6.9 million after deducting related expenses, including commission. As of September 30, 2020, there was $5.0 million remaining available for future issuances under the ATM Program.

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

We continue to proactively assess, monitor and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our clinical trials and business operations, including our commercialization efforts of OLINVYK. In addition, we have taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending business-related travel.

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank) (together, the lenders), pursuant to which the lenders agreed to lend us up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with Oxford Finance LLC and Pacific Western Bank. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock, of which 5,728 shares remain outstanding as of September 30, 2020. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2. These warrants were exercisable immediately and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of Trevena common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Revenue:
License revenue	$3,000	$—	$3,000	$3,000	$—	$3,000
Operating expenses:
General and administrative	4,089	3,201	888	11,021	9,572	1,449
Research and development	4,301	5,554	(1,253)	9,450	10,430	(980)
Impairment of property and equipment	—	—	—	—	108	(108)
Total operating expenses	8,390	8,755	(365)	20,471	20,110	361
Loss from operations	(5,390)	(8,755)	3,365	(17,471)	(20,110)	2,639
Other income (expense):
Change in fair value of warrant liability	(14)	1	(15)	(17)	(5)	(12)
Other income, net	75	279	(204)	170	2,152	(1,982)
Interest income	78	109	(31)	146	360	(214)
Interest expense	—	(190)	190	(29)	(814)	785
(Loss) gain on foreign currency exchange	—	(10)	10	3	(9)	12
Total other income	139	189	(50)	273	1,684	(1,411)
Loss before income tax expense	(5,251)	(8,566)	3,315	(17,198)	(18,426)	1,228
Foreign income tax expense	(300)	—	(300)	(300)	—	(300)
Net loss attributable to common stockholders	$(5,551)	$(8,566)	$3,015	$(17,498)	$(18,426)	$928

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

General and administrative expenses for the three months ended September 30, 2020 increased by $0.9 million or 28% as compared to the same period in 2019 and increased by $1.4 million or 15% for the nine months ended September 30, 2020, as compared to the same period in 2019. The increases for the three and nine month periods were primarily related to increases in pre-commercialization activities.

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

Research and development expenses decreased by $1.3 million, or 23% for the three months ended September 30, 2020, as compared to the same period in 2019, and decreased by $1.0 million, or 9% for the nine months ended

September 30, 2020, as compared to the same period in 2019. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Personnel-related costs	$1,272	$1,339	$4,050	$4,359
OLINVYK	898	3,455	1,729	5,075
TRV027	51	—	422	1
TRV250	1,254	293	1,784	340
Other research and development	826	467	1,465	655
	$4,301	$5,554	$9,450	$10,430

The lower research and development expenses incurred during the three and nine months ended September 30, 2020, respectively, compared to the same period in 2019 were the result of higher spending in 2019 related to the resubmission of the OLINVYK NDA, partially offset by higher expenditures in 2020 on the activities to support the development of TRV027, TRV045 and TRV250.

Total other income

Total other income, net for the three months ended September 30, 2020 was comparable to the same period in 2019, and decreased by $1.4 million, or 84% for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily related to the sale of R&D tax credits in 2019, partially offset by lower interest expense due to the repayment of a loan during the nine months ended September 30, 2020 and by lower bond accretion.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and payments received under collaboration agreements. At September 30, 2020, we had an accumulated deficit of $430.6 million, working capital of $109.6 million, cash and cash equivalents of $112.7 million, and restricted cash of $1.3 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(14,262)	$(16,862)
Investing activities	3,500	13,585
Financing activities	91,140	(355)
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,378	$(3,632)

Net cash used in operating activities

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $17.5 million, partially offset by stock based compensation of $2.4 million, depreciation expense of $0.4 million, and changes in operating assets and liabilities of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash provided by investing activities

Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2020 and $13.6 million for the nine months ended September 30, 2019. Investing activities in both years consisted primarily of purchases and maturities of marketable securities.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $91.1 million for the nine months ended September 30, 2020, which was primarily due to net proceeds of $53.7 million from the registered underwritten public offering and net proceeds of $42.5 million from the ATM Program partially offset by principal repayments on our Term Loans of $3.2 million and an additional final fee payment of $1.9 million.

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2019, which was primarily due to net proceeds of $9.2 million from the equity offering with Wainwright, offset by principal repayments on our Term Loans of $9.5 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we begin to commercialize OLINVYK, advance clinical development of TRV027, continue clinical development of TRV250, and continue IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of September 30, 2020, together with interest thereon, will be sufficient to fund our operating expenses, and capital expenditure requirements through the fourth quarter of 2022. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. In August 2020, we issued 25,000,000 shares of our common stock, at an offering price of $2.30 per share, in a registered underwritten public offering. In February 2019, we issued 10,000,000 shares of our common stock, at an offering price of $1.00 per share, in a registered direct offering. In June 2018, we filed a $175.0 million shelf registration statement, which includes the $50.0 million HCW ATM Program, of which there was approximately $5.0 million of available capacity as of September 30, 2020. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK and our other product candidates;

●	our ability to generate sales and other revenues from OLINVYK or any of our other product candidates, once approved, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;

●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;

●	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
●	the number and development requirements of any other product candidates that we may pursue;

●	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for OLINVYK;
●	the costs, timing, and outcome of any regulatory review of OLINVYK and any future product candidates, both in the United States and in territories outside the United States;
●	the costs, timing, and extent of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	any product liability or other lawsuits, including the recently filed class action complaints, related to our products or us;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

Please see “Risk Factors” section of this Quarterly Report, our Annual Report and our Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for additional risks associated with our substantial capital requirements.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our most recent Annual Report on Form 10-K as filed with the SEC which is incorporated herein by reference, for full detail. Except for the added disclosures related to license revenue in Note 2, included in Part 1, Item 1 of this Quarterly Report, we did not make any significant changes to our critical accounting policies during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA (the “Court”), alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On October 2, 2019, the Company moved to dismiss the consolidated amended complaint on the basis that there were no false statements and no scienter as a matter of law. On August 28, 2020, the Court granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint. The Company believes that the claims are without merit, and the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. Most recently, a similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Some of the derivative actions have been stayed in favor of the consolidated securities lawsuits.

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

There have been no material changes to our risk factors disclosed in our Annual Report and our Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) Statement of Stockholders’ Equity for the period from January 1, 2020 to September 30, 2020, (iv) Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: November 2, 2020

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer