Form 10-K
period 2020-12-31
TREVENA INC
filed 2021-03-09
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $189.4 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market LLC on June 30, 2020. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2020.

The number of shares of the registrant’s Common Stock outstanding as of March 5, 2021 was 161,273,660.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, among other things, statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and preclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the FDA for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistic providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;
●	ongoing litigation; and
●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

PART I

ITEM 1.   BUSINESS

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders.

Our lead product, OLINVYK™ (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or FDA, in August 2020. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is the first new chemical entity, or NCE, in this intravenous, or IV-, drug class in decades and it offers a differentiated profile that addresses significant unmet needs in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 2-5 minute onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. In October 2020, we announced that OLINVYK received scheduling from the U.S. Drug Enforcement Administration, or DEA, and oliceridine was classified as a Schedule II controlled substance.

Using our proprietary product platform, we also have identified and are developing the following product candidates:

●	TRV027: We are developing TRV027, a novel angiotensin II type 1, or AT1, receptor selective agonist, for the treatment of acute lung injury contributing to acute respiratory distress syndrome, or ARDS, and abnormal blood clotting in patients with COVID-19. In a COVID-19 infection, the SARS-coronavirus-2 causes overactivation of the AT1 receptor resulting in downstream acute lung injury, which can lead to ARDS, and abnormal blood clotting, which can lead to pulmonary embolisms and strokes. TRV027 competitively binds to and rebalances AT1 receptor activation and also preferentially engages the beta-arrestin signaling pathway to promote reparative effects on lung tissue.

In June 2020, we announced a collaboration with Imperial College London, or ICL, to study TRV027 in a randomized, placebo-controlled study of approximately 60 COVID-19 patients. ICL is sponsoring and funding this study, with additional support from the British Heart Foundation Centre for Research Excellence Award, and expects the primary completion date to be in the first half of 2021. TRV027 previously demonstrated efficacy, potency, and selectivity at the AT1 receptor in nonclinical studies related to acute heart failure, and it has a well-characterized pharmacokinetic profile.

●	TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics supporting the advancement of TRV250 to proof-of-concept evaluation in patients. The proof-of-concept study protocol required subjects to be monitored in an in-patient setting for 24 hours, and due to the global COVID-19 pandemic we terminated the study in August 2020. In March 2021, we announced that we identified a novel oral dose formulation for TRV250. The process development work for the oral form has the potential to extend the patent for TRV250 by an additional five years to 2041. We have initiated IND-enabling activities with the oral dosage form to support future clinical development.
●	TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, an NCE targeting the same novel mechanism of action at the MOR as OLINVYK. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. In March 2020, we announced that due to the global COVID-19 pandemic, enrollment was paused in this trial. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.
●	TRV045: We are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. In the fourth quarter of 2018, we identified a new product candidate, TRV045, a novel S1P modulator that we believe may offer a new, non-opioid approach to managing chronic pain. In the second quarter of 2019, we initiated investigational new drug, or IND, enabling work, and we will continue to evaluate the progression of this asset, either by ourselves or with a partner. In March 2020, we announced we entered into a collaboration with the U.S. National Institutes of Health, or NIH, to evaluate the potential of TRV045 as a treatment for epilepsy. In May 2020, we announced we entered into a collaboration with the NIH to evaluate the potential of TRV045 as a treatment for pain. NIH is assessing TRV045 within its Epilepsy Therapy Screening Program, or ETSP, and in its Preclinical Screening Platform for Pain, or PSPP. We expect to file an IND application with the FDA for TRV045 in the first half of 2021.

Our Product and Pipeline

Program	Molecular Target	Therapeutic Target	PC	PH1	PH2	PH3	NDA	Now Approved
OLINVYK™ (oliceridine) injection	Mu receptor	Acute pain	Intravenous					
TRV027	AT_1 receptor	ARDS / abnormal clotting (COVID-19)	Intravenous					
TRV250	Delta receptor	Acute migraine	Oral/Subcutaneous					
TRV734	Mu receptor	Opioid use disorder	Oral					
TRV045	S1P receptor	CNS disorders	Oral

OLINVYK ™ (oliceridine) injection

OLINVYK is a G-protein biased MOR ligand that we are commercializing in hospitals or other controlled clinical settings for acute pain in adults that is severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. It is an NCE with a novel mechanism of action.

Pain treatment options

Approximately 45 million hospital patients in the United States were treated with an IV opioid for acute pain, according to 2017 IQVIA data. Conventional IV opioid analgesics, such as morphine, fentanyl, and hydromorphone, have been core components of pain management protocols in the immediate postoperative period. The effectiveness of conventional opioids agonists is limited by severe dose dependent side effects such as respiratory depression, nausea, vomiting, and constipation, which can be exacerbated by accumulation of active metabolites and by reduced renal clearance in patients with impaired kidney function. These shortcomings of conventional IV opioids create substantial challenges for healthcare providers in certain clinical practice situations.

Injectable non-opioid analgesics are often used together with IV opioids in multimodal protocols for post-surgical pain management. However, these drugs, such as IV non-steroidal anti-inflammatory drugs, or NSAIDs, IV acetaminophen, or local anesthetics such as bupivacaine, have their own potential for cardiovascular, hepatic and gastrointestinal side effects. In addition, none of these non-opioid analgesics offers sufficient efficacy to manage severe acute pain as a monotherapy in many patients.

We believe that OLINVYK addresses a significant unmet need for a highly effective IV opioid analgesic agent with a differentiated safety, tolerability, and PK/PD profile. OLINVYK delivers IV opioid efficacy with a rapid 2-5 minute onset of action and requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. Data from an exploratory analysis was recently published that highlights the low incidence of opioid-induced respiratory depression in patients treated with OLINYK, regardless of age or body mass index.

OLINVYK was approved by the FDA in August 2020 for both bolus and patient-controlled analgesia, or PCA, delivery and we initiated commercial launch of OLINVYK in the first quarter of 2021. The DEA has classified oliceridine as a Schedule II controlled substance. Like other opioids, the label for OLINVYK contains a “boxed” warning and important safety information. Please consult www.olinvyk.com to view the prescribing information together with important safety information and boxed warning.

OLINVYK clinical data

APOLLO 1 and APOLLO 2 Phase 3 Studies

We conducted two pivotal efficacy trials evaluating OLINVYK in patients with moderate-to-severe acute pain: the APOLLO 1 study, which evaluated pain for 48 hours following bunionectomy, and the APOLLO 2 study, which evaluated pain for 24 hours following abdominoplasty. In both studies, all dose regimens achieved the primary endpoint of statistically greater analgesic efficacy than placebo, as measured by responder rate. On the secondary endpoint of summary of pain intensity difference (SPID) assessed by numerical rating scale, in the APOLLO 1 study, all dose regimens achieved statistically greater pain relief compared to placebo, while in the APOLLO 2 study, the 0.35mg and 0.5mg dose regimens achieved statistically greater pain relief compared to placebo.

The APOLLO 1 and APOLLO 2 studies were both Phase 3, multicenter, randomized, double-blind, placebo- and active-controlled studies of OLINVYK. During the study period, a loading dose of placebo, morphine (4 mg), or OLINVYK (1.5 mg) was administered first, and then patients used a PCA button to dose themselves as often as every 6 minutes with the same study drug: placebo, 1 mg morphine, or 0.1 mg, 0.35 mg, or 0.5 mg OLINVYK. If PCA dosing was inadequate to control pain, patients could request supplemental study medication (2 mg morphine or 0.75 mg OLINVYK, no more than once an hour). If the study medication regimen did not adequately manage pain, patients could opt for an NSAID rescue analgesic. Loading, demand, and supplemental doses were volume-matched for all treatment regimens.

All endpoints were the same in both studies, except that dosing and pain assessment were for 48 hours in APOLLO 1 and 24 hours in APOLLO 2. The primary efficacy outcome was measured using a categorical responder analysis, which defined a responder as a patient who experienced at least a 30% reduction in their sum of pain intensity difference at the end of the treatment period without either early discontinuation (for lack of efficacy or safety/tolerability) or use of rescue medication. The summary of pain intensity difference (SPID), which the FDA used as the basis of approval, was a secondary endpoint in both studies and was assessed by numerical rating scale through the randomized treatment period (48 hours in APOLLO 1 and 24 hours in APOLLO 2) and compared to placebo. Non-inferior efficacy compared to morphine and superior efficacy compared to morphine were key secondary endpoints. Respiratory safety events were defined as clinically relevant worsening of respiratory status, including oxygen saturation, respiratory rate, or sedation. The product of the frequency and conditional duration of these events was reported as respiratory safety burden, a key secondary endpoint. Additional measures of respiratory safety included incidence of oxygen saturation less than 90% and incidence of supplemental oxygen use. Measures of gastrointestinal tolerability included use of rescue antiemetics, vomiting, and spontaneously reported nausea.

APOLLO 1 (bunionectomy)

●	All three OLINVYK regimens (0.1 mg, 0.35 mg, and 0.5 mg on-demand doses) achieved the primary endpoint with statistically superior responder rates compared to placebo at 48 hours (p<0.0001, adjusted for multiplicity).
●	Following the 1.5 mg initial loading dose, all OLINVYK regimens demonstrated rapid onset with statistically significant efficacy within 5 minutes (p<0.05).

APOLLO 2 (abdominoplasty)

●	All three OLINVYK dose regimens achieved the primary endpoint with statistically superior responder rates compared to placebo at 24 hours (adjusted p<0.05 for the 0.1 mg regimen; adjusted p<0.001 for the 0.35 mg and 0.5 mg regimens).
●	Following the 1.5 mg initial loading dose, all OLINVYK regimens demonstrated rapid onset with statistically significant efficacy within 5 to 15 minutes (p<0.05).

In both studies, OLINVYK was generally well-tolerated. The most common drug related adverse events (incidence ≥10%) were nausea, vomiting, dizziness, headache, constipation, pruritus and hypoxia.

ATHENA Phase 3 Open Label Safety Study

We conducted a Phase 3, open label, multicenter study evaluating the safety and tolerability of OLINVYK in patients with moderate-to-severe pain caused by surgery or medical conditions. The trial was designed to model real-world use, including the use of multi-modal analgesia. Patients were treated with OLINVYK on an as-needed basis via IV bolus, patient-controlled analgesia, or PCA, or both, as determined by the investigator. The primary objective was to assess the safety and tolerability of OLINVYK. Pain intensity was measured as a secondary endpoint.

In the ATHENA study, 768 patients were treated with OLINVYK. The most common procedures were orthopedic, gynecologic, colorectal, and general surgeries. Patients at elevated risk of opioid-related adverse events were well represented; more than 30% of patients were 65 years or older, and approximately 50% of patients were obese, with body mass index (BMI) >30 kg/m2. Only 2% of patients discontinued for adverse events, and 4% of patients discontinued for lack of efficacy. The most common adverse events were nausea, constipation, and vomiting. Adverse event rates associated with OLINVYK administered by PCA and as-needed bolus dosing were similar, supporting the potential use of OLINVYK in both administration paradigms.

OLINVYK Commercialization

We initiated commercial launch of OLINVYK in the first quarter of 2021 with a customer-facing team of approximately 40 individuals across a range of roles including Key Account Managers, Institutional Account Managers and other professionals. Our commercial focus is on hospitals as well as outpatient surgical departments and ambulatory surgical centers and we will target a range of specialties including surgeons, anesthesiologists, hospitalists, and other healthcare providers with acute post-surgical or medical pain management responsibility.

Approximately 45 million hospital patients in the United States were treated with an IV opioid for acute pain, with the majority of doses in the inpatient setting. We estimate that 9 million of these patients are at increased risk of opioid-related adverse events such as respiratory depression or post-operative nausea and vomiting. Many of these patients are elderly and have comorbid conditions, driving surgical complexity and a potential for an increased length of stay. This growing patient population results in a significant cost burden to the hospital system, and we have completed health economic analyses framing significant cost savings due to OLINVYK relative to conventional IV opioids in these patients. We intend to publish these data in the peer-reviewed medical literature.

We believe the greatest opportunity for OLINVYK will be in the inpatient setting where patients are treated with multiple doses for an average of one to two days. Due to its quick onset and duration of analgesia, OLINVYK is also well suited for use in the growing hospital outpatient and ambulatory surgical center settings. Because many surgeons and anesthesiologists manage both inpatient and outpatient cases, we believe that early physician experiences with OLINVYK in outpatient surgery may support subsequent expansion of use to the inpatient setting.

Approximately 1,200 US hospitals are responsible for 70% of the annual volume of conventional IV opioid drugs prescribed, according to 2017 data from Symphony Health Solutions. We have identified a subset of approximately 550 high volume hospitals that have rapidly adopted new branded analgesic agents in the past as the initial account targets.

We are committed to the ethical promotion of OLINVYK. The Company’s goal is not to increase opioid usage; rather, the Company and its representative are asking healthcare professionals to consider OLINVYK as a differentiated alternative versus conventional IV opioids when an IV opioid is necessary to manage the patient’s acute pain.

Manufacturing

We have completed process development of the active pharmaceutical ingredient, or API, in OLINVYK and have manufactured multiple commercial-scale batches under current good manufacturing practices, or cGMP. We also have completed drug product process development and have manufactured multiple commercial-scale batches of drug product under cGMP conditions.

For OLINVYK, we have established commercial supply agreements for the manufacture of the API and finished (compounded, filled and packaged) drug product. Sterling Pharma Solutions (formerly Alcami Corporation), or Sterling, is contracted to supply 100% of our commercial API from its Germantown, WI manufacturing facility. We have existing commercial supply agreements with two separate companies for the supply of drug product. Alcami Corporation, or Alcami, is contracted to supply commercial drug product from its facilities in Charleston, SC and Wilmington, NC and was included as part of our NDA submission. Pfizer CentreOne (formerly Hospira) is also contracted to supply commercial drug product in the future from its facility in Rocky Mount, NC, but was not included in our NDA submission.

In October 2020, we announced that the DEA has classified OLINVYK as a Schedule II controlled substance. All third-party facilities throughout the supply chain have the appropriate licenses from the DEA for handling Schedule II controlled substances according to each of their respective contractual roles (manufacturing, testing, distribution, etc.).

Competition

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. We expect OLINVYK to compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. The analgesic effectiveness of these agents is limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK will also compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc;

EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by AcelRx Pharmaceuticals, Inc.; and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by DURECT Corporation. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

We also are aware of a number of products in mid- and late-stage clinical development that are aimed at improving the treatment of moderate-to-severe acute pain and may compete with OLINVYK. AcelRx Pharmaceuticals, Inc. is developing ZALVISO™, a non-invasive PCA device containing sublingual sufentanil, which has received approval in the European Union. Heron Therapeutics Inc. has a proprietary long acting reformulation of bupivacaine in development. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted Κ opioid receptor agonist, which has been administered in combination with mu opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of generic opioid tramadol for moderate-to-severe acute pain.

Intellectual property

We wholly own the OLINVYK patent portfolio, including four issued U.S. patents (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842, and 9,849,119), which claim, among other things, OLINVYK, compositions comprising OLINVYK, and methods of using OLINVYK. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions, and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Eurasia, Europe, Hong Kong, Israel, Japan, India, South Korea, and New Zealand, which claim among other things, OLINVYK, compositions comprising OLINVYK and methods of making or using OLINVYK. The foreign portfolio also includes an application that has been allowed by the European Patent Office, which claim among other things, OLINVYK, compositions comprising OLINVYK and methods of using OLINVYK. We have patent applications pending in the United States, Europe, Japan, Israel, South Korea, Brazil, Canada, and India. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions. Following the FDA approval of OLINVYK, the FDA has added three issued U.S. patents to the Orange Book of Approved Drug Products with Therapeutic Equivalence Evaluations (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842). In addition, the Company has filed Patent Term Extension applications with the United States Patent and Trademark Office that could extend the life of one of the patents until 2034. Finally, the FDA has designated OLINVYK as a new chemical entity, or NCE, in the Orange Book and it will therefore receive the exclusivity and protections afforded to NCE’s.

TRV027

TRV027 is a novel beta-arrestin biased ligand that targets the AT1 receptor, inhibiting angiotensin II mediated G protein signaling and activating beta-arrestin signaling. We are developing TRV027 for the treatment of acute lung injury contributing to ARDS and abnormal blood clotting in patients with COVID-19. In a COVID-19 infection, the SARS-coronavirus-2 binds to and removes the ACE2 protein in the lungs and other tissues in the body, causing elevated levels of angiotensin II. This drives overactivation of the AT1 receptor resulting in downstream acute lung injury, which can lead to ARDS, and abnormal blood clotting, which can further lead to pulmonary embolisms and strokes. We believe that TRV027 has the potential to counteract the disproportionate levels of angiotensin II, by competitively binding to and rebalancing AT1 receptor activation. Additionally, we believe its unique mechanism of action preferentially engages the beta-arrestin signaling pathway to promote reparative effects on lung tissue.

Clinical Development

In June 2020, we announced a collaboration with ICL to study TRV027 in a randomized, placebo-controlled study in approximately 60 COVID-19 patients. The primary endpoint of this proof-of-concept study is a coagulation cascade biomarker, which serves as a surrogate for measuring the effect of TRV027 on adverse health outcomes associated with increased mortality in COVID-19 infections. ICL is sponsoring and funding this study, with additional support from the British Heart Foundation Centre for Research Excellence Award and expects the primary completion date to be in the first half of 2021.

Intellectual property

We wholly own the TRV027 patent portfolio, including four issued U.S. patents (U.S. Patent Nos. 8,486,885; 8,796,204; 8,809,260; and 8,993,511) that claim, among other things, TRV027, compositions comprising TRV027, and methods of using TRV027. We also have issued patents in Europe, Australia, Japan, New Zealand, China, and Hong Kong. The issued U.S. patents covering the composition of matter and methods of using TRV027 are expected to expire no earlier than 2031 (U.S. Patent No. 8,486,885) and 2029 (U.S. Patent Nos. 8,796,204; 8,809,260; and 8,993,511), subject to any disclaimers or extensions. The issued European Patent is expected to provide coverage for TRV027 throughout most of European Union until at least 2029, subject to any disclaimers or extensions. The portfolio also includes issued U.S. Patent No. 9,518,086 that claims, among other things, crystalline forms of TRV027 and methods of using crystalline forms of TRV027 and the issued U.S. Patent No. 9,611,293 that claims, among other things, methods of synthesizing TRV027. The issued U.S. patents (U.S. Patent Nos. 9,518,086 and U.S. 9,611,293) covering crystalline forms of TRV027 and methods of synthesizing TRV027, which are expected to expire no earlier than 2035, subject to any disclaimers or extensions. Additionally, our TRV027 patent portfolio includes two pending provisional applications that are, among other things, directed to methods of treating ARDS, such as ARDS caused by COVID-19, and/or preventing and treating thrombosis using TRV027 and compounds related thereto.

TRV250

TRV250 is a G-protein biased ligand targeting the DOR agonist as a compound with potential first-in-class, novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. We have completed a first-in-human Phase 1 trial of TRV250, which showed a favorable tolerability profile and pharmacokinetics. In November 2019, we initiated a proof-of-concept evaluation in patients, which required subjects to be monitored in an in-patient setting for 24 hours. Due to the global COVID-19 pandemic, we terminated the study in August 2020. In March 2021, we announced that we identified a novel oral dose formulation for TRV250. The process development work for the oral form has the potential to extend the patent for TRV250 by an additional five years to 2041. We have initiated IND-enabling activities with the oral dosage form to support future clinical development.

Clinical development

We believe our preclinical data support targeting the DOR for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. Preclinical studies in beta-arrestin knockout mice suggest that beta-arrestin plays a role in seizures. TRV250 is a potent delta receptor ligand that selectively activates G-protein coupling without engaging beta arrestin, leading to strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise outside the United States.

In June 2018, we announced the completion of our first-in-human Phase 1 study of TRV250. Data from this healthy volunteer study showed a favorable tolerability profile and pharmacokinetics. The Phase 1 study was a two part, randomized, single-blind, placebo-controlled, single ascending dose study to evaluate the safety, tolerability, and pharmacokinetics of subcutaneous and oral TRV250 in healthy adults. Part A assessed single subcutaneous doses in 38 subjects. Four cohorts of nine or ten subjects were randomized to receive a single dose of up to 30mg TRV250 or placebo. Part B consisted of a single cohort of nine subjects administered either TRV250 as a single 6 mg oral dose (either as a capsule in the fed state or a capsule in the fasted state, n=7) or placebo (as a capsule in the fed or fasted state, n=2).

Key findings of the study included:

●	Dose-related increases in plasma concentrations following subcutaneous administration of doses up to 30 mg, with rapid absorption in the first hour and duration of exposure appropriate for treating acute migraine;

●	Subcutaneous doses at and above 9 mg achieved plasma concentrations that were active in preclinical models of migraine;
●	Oral bioavailability similar to existing migraine medications, supporting continued development of TRV250 in oral and/or subcutaneous formulations;
●	No observed drug-associated electroencephalography changes, consistent with preclinical studies in which TRV250 avoided the seizure liability associated with previous CNS-active delta receptor agonists; and
●	No clinically significant changes in vital signs, laboratory values, or ECG parameters, and no severe or serious adverse events reported.

Based on the profile of TRV250, we believe it has the potential to be a first-in-class treatment option for treatment of migraine. According to Decision Resources, a healthcare consulting company, the acute migraine treatment market encompassed approximately 12 million drug-treated patients in 2017 in the United States, representing approximately $1.5 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to, or cannot tolerate, the market-leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

Competition

Triptans, a generic family of 5-HT1B agonists, are the current standard treatment for acute treatment of migraine in the United States, and account for 70% of sales for this indication. Other less commonly prescribed acute treatments include ergot alkaloids, and analgesics such as opioids and NSAIDs. Various branded reformulations of triptan molecules have been launched, and we are aware of others in development. In May 2016, Avanir Pharmaceuticals, Inc. launched a dry powder nasal delivery formulation of sumatriptan, called ONZETRA™ Xsail™. RedHill Biopharma, Ltd. and IntelGenx Corp. resubmitted the 505(b)(2) NDA for RIZAPORT®, an oral thin film rizatriptan formulation, to the FDA in November 2018. Eli Lilly acquired Lasmiditan (REYVOW®), a selective 5-HT1F agonist, from Colucid Pharmaceuticals, Inc., and received FDA approval in October 2019. BioHaven launched Rimegepant (NURTEC) in 2020 and they have a second CGRP receptor antagonist candidate (vazegepant) in early development for acute treatment of migraine. In 2019, Allergan launched Ubrelvy™ (ubrogepant) an oral, small molecule anti-calcitonin gene-related peptide, or CGRP, for treatment of acute migraine.

Patients suffering from frequent or chronic migraine headaches may also use preventative agents to decrease the frequency and severity of migraines. Botox® is the historical gold standard migraine prophylactic, but certain anticonvulsants, such as topiramate, and beta-blockers, such as propranolol, have also been used. However, a new class of anti-CGRP antibody products are being marketed for preventative treatment of migraine: In 2018, Amgen and Novartis launched Aimovig® (erenumab), Eli Lilly and Company launched Emgality® (galcanezumab), and Teva Pharmaceutical Industries Limited launched Ajovy® (fremanezumab). In 2020, Alder BioPharmaceuticals Inc. launched VyeptiTM (eptinezumab-jjmr) and AbbVie announced positive phase 3 data for atogepant, an oral small molecule CGRP receptor antagonist. Allergan also has late stage migraine prevention trials underway for atogepant, an oral small molecule CGRP receptor antagonist. Biohaven is conducting clinical trials of zavegepant (also a CGRP receptor antagonist) for the prevention of migraine.

Intellectual property

We wholly own the TRV250 patent portfolio, including one issued patent (U.S. Patent No. 10,246,436) in the United States directed to compounds that modulate the delta receptor, claiming, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. The patent is expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have patent applications pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and New Zealand. Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have one pending provisional patent application that is, among other things, directed to crystalline forms of TRV250, compositions comprising crystalline forms of TRV250, and methods of using crystalline forms of TRV250. Any patents that may issue based on this provisional application would be expected to expire no earlier than 2041, subject to any disclaimers or extensions.

TRV734

TRV734 is a small molecule G-protein biased ligand of the MOR that we discovered and have developed through Phase 1 as a first-line, orally administered compound for the treatment of moderate-to-severe acute and chronic pain. Like OLINVYK, TRV734 utilizes a well-established mechanism of pain relief by targeting the MOR. Also like OLINVYK, it does so with enhanced selectivity for the G-protein signaling pathway, which in preclinical studies was linked to analgesia, as opposed to the beta-arrestin signaling pathway, which in preclinical studies was associated with side effects. Subject to successful preclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. In addition, TRV734’s mechanism of action suggests it may offer valuable benefits for another unmet medical need: the management of opioid dependence associated with OUD. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

Clinical development

We have completed three Phase 1 trials of TRV734 in healthy volunteers, including a single ascending dose study, a multiple ascending dose study, and a pharmacokinetic study. In these studies, a total of 127 healthy volunteers were exposed to TRV734 at doses between 2 mg and 250 mg. We incorporated measures to assess the potential for analgesic efficacy and tolerability advantages in these studies. Based on these data and data for OLINVYK, we believe that TRV734 may offer an improved efficacy profile as compared to current opioid therapies or equivalent efficacy with an improved gastrointestinal tolerability and respiratory safety profile.

In collaboration with NIDA, we intend to pursue a clinical study to determine whether TRV734 decreases symptoms of opioid withdrawal in patients with OUD. We expect to initiate a randomized, double-blind, four-period, placebo- and positive-controlled study that will enroll approximately 50 opioid-dependent patients undergoing stable methadone maintenance therapy. The primary objective of the study is to assess the ability of TRV734 to reduce acute opioid craving symptoms, as measured by the Subjective Opioid Withdrawal Scale. The study will also evaluate whether TRV734 suppresses withdrawal signs using the Clinical Opioid Withdrawal Scale. Secondary outcomes will include assessments of safety and measures of neurocognitive changes. In March 2020, we announced that due to the global COVID-19 pandemic, enrollment has been paused in this trial.

NIDA has previously generated preclinical data in a rodent model of maintenance treatment showing that chronic administration of TRV734 reduced oxycodone-seeking in rats. TRV734 may provide an alternative to existing therapies such as methadone and buprenorphine. Successful therapy with methadone is limited by side effects that include sedation and constipation, while use of buprenorphine is limited by lower maximal efficacy and challenges with initial induction of therapy. It is hypothesized that a MOR-biased agonist may provide high efficacy for preventing symptoms of opioid withdrawal while offering a more benign side-effect profile.

Intellectual property

We wholly own the TRV734 patent portfolio, including two issued U.S. patents (U.S. Patent No, 9,044,469 and 10,588,898) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Europe, Eurasia, Hong Kong, Israel, Japan, India, South Korea, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, South Korea, Brazil, Canada, Israel, India, and Hong Kong. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

TRV045 (S1P Modulators)

We are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. The compounds we are evaluating are all NCEs, are expected to be non-addictive, and use a new mechanism of action that in preclinical models avoids the lymphocyte trafficking effects and immune suppression associated with approved and investigational S1P receptor targeted drugs. These molecules have demonstrated activity in preclinical models of chemotherapy-induced peripheral neuropathy, neuropathic pain, and inflammatory pain.

Our first product candidate under this program is TRV045, a novel S1P modulator. In the second quarter of 2019, we initiated IND-enabling work for this product candidate, and we intend to continue to progress this asset to an IND, either independently or with a partner. We expect to file an IND application with the FDA for TRV045 in the first half of 2021.

We have entered into collaborations with the NIH to evaluate the potential of TRV045 as a treatment for chronic pain and epilepsy. NIH is assessing TRV045 within its Preclinical Screening Platform for Pain and its Epilepsy Therapy Screening Program.

Intellectual Property

We wholly own the S1P patent portfolio, including one provisional application, two Patent Cooperation Treaty, or PCT, applications, and applications filed in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and New Zealand. The applications are directed to, amongst other things, compounds that modulate the S1P receptor and methods of using these compounds, including for methods of treating pain, epilepsy, mood disorders, anxiety disorders, and trauma-and stressor-related disorders. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038, subject to any disclaimers or extensions. We are aware of a certain U.S. patent owned by a third party with claims that are broadly directed to a method of treating chemotherapy induced neuropathic pain with an S1P receptor agonist or an S1P receptor antagonist. Although we do not believe that this is a valid patent, this patent could be construed to cover our S1P compounds.

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

One or more third parties may hold intellectual property, including patent rights, that is important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

In the United States, the patent term of a patent that covers an FDA approved drug also may be eligible for patent term extension, which permits patent term restoration as compensation for a portion of the patent term lost during clinical development and the FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our additional pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products much in the same manner as we did for OLINVYK. Although, we intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available there is no guarantee that the applicable authorities, including the United States Patent and Trademark Office, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Manufacturing

We do not own or operate any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture. See “—OLINVYK (oliceridine) injection—Manufacturing.”

The use of contract manufacturing organizations, or CMOs, and reliance on collaboration partners is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. We believe available CMOs are capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands.

Commercialization

We are launching the customer-facing elements of our commercial team in the first quarter of 2021. We have partnered with Syneos Health in the sourcing, training and deployment of a range of customer-facing roles including Key Account Managers, sales representatives and other professionals. Syneos Health is a well-known contract sales organization with broad experience in providing the services and support for which we have engaged them. We believe this engagement will allow us to effectively and efficiently address the community of physicians who are the key specialists in treating the patient populations for which our product is indicated. Outside the United States, we expect to enter into distribution and other commercial arrangements with third parties for any of our product candidates that obtain marketing approval. In parallel with building our commercial organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. OLINVYK and any further product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Products in development by other companies may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for OLINVYK and any of our additional product candidates for which we obtain marketing approval.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, covering each clinical site before each trial may be initiated;
●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	submission of an NDA to the FDA;
●	completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;
●	FDA review and approval of an NDA; and

●	in certain cases, DEA review and scheduling activities prior to launch.

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

The FDA also may require a risk evaluation and mitigation strategy, or REMS, to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. We expect that any oral mu-opioid agonist products may be subject to a REMS, since currently marketed oral opioid products are subject to this requirement. OLINVYK is an IV opioid and is not subject to a REMS.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including clinical trials in pediatric patients or other Phase 4 trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

DEA Regulation

OLINVYK has been classified as a Schedule II controlled substance under the Federal Controlled Substances Act of 1970, or CSA. The CSA establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Because it is a Schedule II controlled substance, the manufacture, shipment, storage, sale and use of OLINVYK is subject to a high degree of regulation.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, or impact the ability to fill orders of approved products such as OLINVYK.

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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, as well as transparency and data privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and others on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the federal Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs of payments and other transfers of value to, as well as ownership interests held by, physicians and teaching hospitals.

The federal criminal and civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws and civil monetary penalties laws, including the federal False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals, and data privacy requirements such as the General Data Protection Regulation (EU) 2016/679.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these antibribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in-patient surgeries. Pharmaceutical products such as OLINVYK that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of OLINVYK relative to its benefits. Current or future efforts to limit the level of reimbursement for in-patient hospital procedures could cause a hospital to decide not to use OLINVYK. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

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

PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the years since its enactment, there have been, and continue to be, significant developments in, and continued judicial, executive branch, and legislative activity around, attempts to repeal or repeal and replace the PPACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate,” the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage for all or part of a year, was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On November 10, 2020, the U.S. Supreme Court heard arguments on the case. A ruling is expected in 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our product candidates, once approved, or the amounts of reimbursement available for our product candidates once they are approved.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, a “Blueprint” was released to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, the federal and state governments have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding. We cannot anticipate what impact these or other future healthcare reform initiatives will have on coverage and reimbursement of our products or our business more generally, including the impact of the new presidential administration.

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

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Hatch-Waxman Non-Patent Exclusivity

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. OLINVYK has been designated as a new chemical entity in the FDA’s Orange Book. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or noninfringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving

ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2020, we had 25 employees, all of whom are located in the United States. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working from home where appropriate.

Corporate Compliance Program

Our business is subject to extensive regulations. Management has designed and implemented a comprehensive corporate compliance program as part of our commitment to comply fully with applicable criminal, civil and administrative laws, rules and regulations and to maintain the high standards of conduct we expect from all of our employees. We continuously review this compliance program and work to enhance it as and when appropriate. The primary purposes of the compliance program include, among other things:

●	Assessing and identifying risks affecting our Company and its products;
●	training and educating employees and certain outside professionals who provide services to our Company to promote awareness of legal and regulatory requirements, a culture of compliance, and the necessity of complying with all applicable laws, rules, regulations and requirements;
●	developing and implementing compliance policies and procedures and creating controls to support compliance with applicable laws, rules, regulations and requirements and our policies and procedures;
●	auditing and monitoring the activities of our operations and business support functions to identify and mitigate risks and potential instances of noncompliance in a timely manner; and
●	ensuring that we promptly take steps to resolve any instances of noncompliance and address areas of weakness or potential noncompliance.

We have a Code of Conduct that guides and binds each of our employees, officers and directors.  We use an anonymous compliance hotline for employees and outside parties to report potential instances of noncompliance. Our Chief Legal and Compliance Officer administers the compliance program and chairs the Company’s Compliance Committee. The Chief Legal and Compliance Officer reports directly to our Chief Executive Officer and meets regularly with the Chair of the Audit Committee.

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2007. Our principal executive offices are located at 955 Chesterbrook Boulevard, Suite 110, Chesterbrook, PA 19087. Our telephone number is (610) 354-8840 and our internet address is www.trevena.com.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Carrie L. Bourdow	58	President, Chief Executive Officer and Director
Mark A Demitrack, M.D.	63	Senior Vice President and Chief Medical Officer
Robert T. Yoder	55	Senior Vice President and Chief Commercial Officer
Barry Shin	49	Senior Vice President and Chief Financial Officer
Scott Applebaum	54	Chief Legal and Compliance Officer and Senior Vice President of Regulatory Affairs

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

Robert T. Yoder

Mr. Yoder was appointed Senior Vice President and Chief Commercial Officer in December 2018. He joined our company as Vice President of Commercial Operations and Sales in June 2018. Prior to this, he served as Senior Vice President and Head of Global Commercial Operations, Alliance Management and IT at Orexigen Therapeutics, Inc., a biopharmaceutical company, from March 2015 through June 2018. While at Orexigen, Mr. Yoder built the commercial infrastructure with a focus on innovative, efficient, and effective business process and architecture. Additionally, he led external business development efforts that delivered 11 partnership deals spanning 67 countries. Prior to joining Orexigen, Mr. Yoder spent 28 years at Merck & Co., where he held various roles of increasing responsibility across global business operations and commercial functions. In several of these roles, he was responsible for oversight and execution of large-scale initiatives including integration following acquisitions and led a range of organizational design and corporate change initiatives. Mr. Yoder received his B.S. degree in biology from Dickinson College and earned an M.B.A. from Emory University.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our prospects are highly dependent on the successful commercialization of OLINVYK. To the extent OLINVYK is not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.
●	We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

●	The COVID-19 pandemic may negatively impact the commercialization and market acceptance of OLINVYK.
●	If we are not able to obtain, or if there are delays in obtaining regulatory approval of OLINVYK for any indications in foreign jurisdictions, or regulatory approval of our other product candidates, we will not be able to market OLINVYK in other jurisdictions or market our other product candidates at all, and our ability to generate revenue will be materially impaired.
●	OLINVYK has been classified as a Schedule II controlled substance, and the making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies which may make the successful commercialization and market acceptance more difficult.
●	We are early in our development efforts and have only one product candidate, OLINVYK, for which we have recently received marketing approval from the FDA. If we are unable to successfully commercialize OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.
●	OLINVYK or any of our other product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
●	We could face legal or regulatory actions related to the sales, marketing and promotion of OLINVYK to healthcare professionals and healthcare institutions.
●	If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, sell, and distribute our product candidates, we may not be successful in commercializing OLIVNYK or any of our other product candidates if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	We rely, and expect to continue to rely, on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of commercial supply of OLIVNYK and for clinical supply of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLIVNYK or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.

●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	In the future, we expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We are subject to securities class action and stockholder derivative litigation.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $29.4 million and $24.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $442.5 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. In August 2020, the FDA granted approval for OLIVNYK as a treatment in the United States for the management of acute pain in adults severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. Accordingly, we are currently focusing a substantial portion of our efforts on the commercialization of OLINVYK, which commenced in the first quarter of 2021.

We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase as we:

●	commercialize OLINVYK in the United States;
●	build out our sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize OLINVYK, and any other products that we choose not to license to a third party and for which we may obtain regulatory approval;
●	conduct clinical trials for our other product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	seek to identify additional product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	hire additional sales, marketing, medical, clinical and scientific personnel;
●	defend the Company in the existing class action litigation and incur legal fees in the stockholder derivative litigation; and
●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must succeed in raising substantial additional funding for the Company and developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing nonclinical testing and clinical trials of our product candidates, identifying additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates, and manufacturing, marketing, and selling OLINVYK and any products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities and have not begun others. We may never succeed in these activities and, even if we do, our future profitability will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our products in those markets.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses, whether we will have sufficient funding available to or when, or if, we will be able to achieve profitability. If, for example, we are required by the FDA or foreign regulatory authorities to perform studies in addition to those we currently anticipate conducting, or if there are any delays in completing our clinical trials, making necessary regulatory filings, or the development of any of our product candidates, our expenses could increase. Absent substantial additional fundraising, the level and extent of our clinical and, if approved, commercial efforts may lead to a delay in our ability to achieve profitability.

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

Our prospects are highly dependent on the successful commercialization of OLINVYK. To the extent OLINVYK is not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

OLINVYK is our only drug that has been approved for sale and it has only been approved as a treatment in the United States for the management of acute pain in adults severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We are currently focusing a significant portion of our activities and resources on OLINVYK and we are highly dependent upon the successful commercialization of OLINVYK in the United States.

Successful commercialization of OLINVYK is subject to many risks. While we have established our commercial team and have hired our U.S. sales force, we will need to further expand and develop the team in order to successfully commercialize OLINVYK. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of OLINVYK to be unsuccessful, including a number of factors that are outside our control. Because OLINVYK is an opioid agonist and is the first new chemical entity in the IV opioid drug class in decades, it is especially difficult to estimate OLINVYK’s market potential for its approved indication. We do not know if our expectations of the market for this product will be accurate. Additionally, hospitals may be unwilling to add OLINVYK to their formularies or physicians may be unwilling to prescribe OLINVYK. Further, any negative publicity related to OLINVYK, or negative development for OLINVYK in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of OLINVYK.

In addition, our commercialization efforts could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic. In light of the lengthy duration of the pandemic, we continue to expect that sales of OLINVYK may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases in initial diagnoses, deferral of elective procedures, and decreased access to certain market segments. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our ability to commercialize OLINVYK, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

If the commercialization of OLINVYK is less successful than expected, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

As of December 31, 2020, we had cash and cash equivalents of $109.4 million. Based upon our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements through the fourth quarter of 2022. Although we plan and budget funding for our operations, it is possible that we may have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Over the next several years, we expect to incur significant expenses in connection with our current operations, particularly as we commercialize OLINVYK and continue the clinical trials of, and seek marketing approval for, our other drug candidates. We expect our expenses to increase as we continue to commercialize OLINVYK, including, among other things, as a result of costs associated with our sales force and increasing our marketing and distribution capabilities. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding for these efforts; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

●	significantly delay, scale back, or discontinue our operations, development programs, and/or any current or future commercialization efforts;
●	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
●	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
●	cease operations altogether.

The extent of our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK in the United States;
●	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including TRV250, TRV734, TRV027, and TRV045;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;
●	the costs and timing of commercializing OLINVYK and any future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our ability to enter into collaborative agreements for the development and commercialization of our product candidates;
●	any product liability or other lawsuits related to our products or operations;
●	the expenses needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside of the United States; and
●	the impact of the COVID-19 pandemic and any future epidemics and pandemics that may arise in the future.

Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. Despite these efforts, we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales for our product candidates. In addition, our other product candidates, if approved, may not achieve commercial success or meet our expectations.

Our ability to generate commercial revenue from sales of OLINVYK is unproven, and we do not expect any other products to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The risk that additional financing is unavailable is heightened by the sustained macro-economic disruption from the COVID-19 pandemic. We cannot predict the extent or duration of the impact of the COVID-19 pandemic on the capital markets. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Our activities to date have been limited to, among other things, organizing and staffing our company, business planning, raising capital, developing our product platform, identifying potential product candidates, undertaking nonclinical studies, and conducting clinical trials of our product candidates. With the exception of OLINVYK, our product candidates are in early stages of development. We have only recently begun to conduct sales, marketing, and distribution activities to commercialize OLINVYK, and we have not yet demonstrated the ability to generate significant revenue from the sale of OLINVYK. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer and more established operating history.

We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in a rapidly developing and changing industry, such as the biopharmaceutical industry, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our products, if approved, managing a complex regulatory landscape and developing new product candidates. Our current operating model may require changes in order for us to scale our operations efficiently. You should consider our business and prospects in light of the risks and difficulties we face as a company focused on developing products in the fields of biopharmaceuticals and biotechnology.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any past quarterly or annual periods as indications of future operating performance.

The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

Our business and its operations, including but not limited to clinical development, sales and marketing efforts, supply chain operations, research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The Governor of Pennsylvania declared a state of emergency and has issued orders impacting our business operations. We have implemented work-from-home policies for all employees, and have worked with Syneos to develop a process for our nationally field deployed resources that takes into account local conditions and their ability to safely and compliantly interact with customers. In cases where a live interaction is not feasible, we have trained and resourced our customer facing team to be able to engage with customers via virtual channels with approved resources. The effects of the Pennsylvania orders and our work-from-home policies may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and adversely affect our commercialization and market acceptance of OLINVYK, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Limitations on global international travel may delay key trial activities, including necessary interactions with regulators, ethics committees and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials or prevent us from completing these clinical trials at all and harm our ability to obtain approval for our product candidates.

Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for preclinical or clinical development and potential future clinical trials we expect to initiate, decrease in clinical enrollment in any clinical trials we initiate and the ability to raise capital when needed on acceptable terms, if at all. Disruptions in our operations or supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development and other activities and delay our ability to receive product approval and generate revenue.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, the duration of the outbreak, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our preclinical development efforts, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 pandemic may negatively impact the commercialization and market acceptance of OLINVYK.

The COVID-19 pandemic may have an adverse impact on our ability to successfully commercialize and secure market acceptance of OLINVYK. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to continuation of government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

If the spread of COVID-19 and the public safety measures taken by various governments continue, the successful commercialization and market acceptance of OLINVYK may be hindered by various factors, including the overall economy, cancellations in elective surgeries, challenges in hiring employees who are necessary to support continued commercialization, difficulties in meeting with healthcare providers, pharmacists or others involved in prescribing and formulary decisions, limited access to healthcare providers’ offices, conducting necessary trainings of such new employees, attending and presenting at various conferences or other programs, delays in coverage decisions from Medicare and third-party payors, interruptions or delays in our commercial supply chain and increases in the number of uninsured or underinsured patients.

In addition, hospitals may reduce and divert staffing, divert resources to patients suffering from COVID-19 or limit hospital access for non-patients. The government-imposed travel restrictions due to COVID-19 may further impact our ability to travel to hospitals. These circumstances may negatively impact our ability to effectively market to hospital pharmacists, healthcare providers and formulary committees, which may delay or have a material adverse impact on the commercialization of OLINVYK and less traditional methods of communicating with these parties may need to be employed. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number or patients suffering from post-surgical pain, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for OLINVYK and negatively impact our ability to successfully commercialize OLINVYK. Hospitals and healthcare systems may be financially impacted by the costs associated with the treatment of individuals suffering from COVID-19 and the general reduction in elective surgeries. Although we are unable at this time to determine the extent of the financial impact of the COVID-19 pandemic on hospital and healthcare systems, it is possible that the negative impact of the COVID-19 pandemic may reduce hospital and healthcare system demand for OLINVYK, which could have a material adverse impact on our commercialization of OLINVYK.

The extent to which the COVID-19 pandemic will impact our efforts to successfully commercialize and secure market acceptance of OLINVYK is uncertain and will depend upon future developments. We are monitoring the situation and taking steps to minimize the disruption of the COVID-19 pandemic, but there can be no assurance that such actions will be successful, which could have a negative impact on our ability to successfully commercialize OLINVYK.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2018 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2018 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three year period, the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $93.2 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

OLINVYK has been classified as a Schedule II controlled substance under the Controlled Substances Act. The making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies. We anticipate that TRV734, if approved, would also be classified as a Schedule II controlled substance under the CSA.

Controlled substances are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Federal Controlled Substances Act of 1970, or CSA, and regulations of the DEA.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse and no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The FDA has designated OLINVYK (oliceridine) as a Schedule II controlled substance. Consequently, the manufacture, shipment, storage, sale, and use of OLINVYK will be subject to a high degree of regulation.

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

For any of our products classified as controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our product candidates and the ability to produce and distribute our products in the volume needed to both meet commercial demand and build inventory to mitigate possible supply disruptions.

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

To market and sell our products in the European Union, Asia, and many other jurisdictions, we, our current collaborators in South Korea and China for OLINVYK, or any future third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

OLINVYK and any other product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our other products, when and if any of them are approved.

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

Even though the FDA has granted approval of OLINVYK, the scope and terms of the approval may limit our ability to commercialize OLINVYK and, therefore, our ability to generate substantial sales revenues. The FDA has approved OLINVYK only for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. The label for OLINVYK also contains a “boxed” warning about addiction, abuse, misuse, life-threatening respiratory depression, neonatal opioid withdrawal syndrome, and risks from concomitant use with benzodiazepines or other central nervous system depressants. This “boxed” warning may discourage physicians from prescribing OLINVYK to patients.

In addition, later discovery of previously unknown adverse events or other problems with OLINVYK or our other product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	the need to generate additional clinical data in order to provide information to the FDA to sufficiently address any future concerns for OLINVYK or other product candidates for which we may obtain regulatory approval;
●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters, untitled letters, or Form 483s;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

If any of these actions were to occur, we may have to discontinue commercializing OLINVYK, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues. Moreover, the FDA’s policies may change and additional government regulations may be enacted that could impose additional post-marketing obligations on our approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Risks Related to the Discovery and Development of Our Product Candidates

We are early in our development efforts and have only one product candidate, OLINVYK, for which we recently received marketing approval from the FDA. If we are unable to successfully commercialize or achieve market acceptance of OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only one product candidate, OLINVYK, for which we have received marketing approval by the FDA. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue will depend heavily on the successful commercialization and market acceptance of OLINVYK and the development and commercialization, if approved, of our other product candidates. The success of OLINVYK and our development-stage product candidates will depend on several factors, including the following:

●	successful completion of nonclinical studies and clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
●	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
●	deploying our direct sales force and establishing market acceptance of OLINVYK;
●	launching commercial sales of our other product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our other product candidates, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of our products following approval.

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

Clinical testing is expensive, can take many years to complete, and has a high risk of failure. It is impossible to predict when or if any of our additional product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or topline results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials, which could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

●	regulatory agencies or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at prospective trial sites;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulatory agencies may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulatory agencies or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory agencies or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post‑marketing testing and/or reporting requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in any jurisdiction until they receive the requisite marketing approval from the applicable regulatory authorities of such jurisdictions. To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. The approval process is typically lengthy and expensive, and approval is never certain. Our receipt of regulatory approval in the United States for OLINVYK does not mean that we will be successful in obtaining regulatory approval for our other product candidates or obtaining approval for OLINVYK in other countries.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:

●	the FDA or other equivalent foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	our inability to demonstrate to the satisfaction of the FDA or the equivalent foreign regulatory authority that any of our product candidates is safe and effective for the requested indication;
●	the results of our clinical trials may not meet the level of statistical significance or clinical meaningfulness required by the FDA or other equivalent foreign regulatory authorities for marketing approval;
●	the FDA or other equivalent foreign regulatory authorities may not accept data generated from our clinical trial sites;
●	the FDA or other equivalent foreign regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;
●	the FDA or other equivalent foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our CMOs;
●	the FDA or equivalent foreign regulatory authorities may not approve the formulation, dosing, labeling or specifications; or
●	the potential for approval policies or regulations of the FDA or the equivalent foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our other product candidates or approval of OLINVYK in foreign countries, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates. Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;
●	our ability to recruit clinical trial investigators with appropriate competencies and experience;
●	the eligibility criteria for the study in question;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the perceived risks and benefits of the product candidate under study;
●	availability and efficacy of approved medications for the disease under investigation;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

These factors can be exacerbated by other situations, such as the ongoing COVID-19 pandemic. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates or following their approval by the FDA or foreign regulatory authorities, we may need to abandon or limit our development of some of our product candidates, limit the commercial profile or an approved label, or result in significant negative consequences following marketing approval, if any.

If our product candidates are associated with adverse side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. In our industry, many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound or significantly limited its commercial opportunity.

OLINVYK and TRV734 are both biased ligands targeted at the MOR. Common adverse reactions for agonists of the MOR include respiratory depression, constipation, nausea, vomiting, and addiction. In rare cases, MOR agonists can cause respiratory arrest requiring immediate medical intervention. The label for OLINVYK contains a “boxed” warning about addiction, abuse, misuse, life-threatening respiratory depression, neonatal opioid withdrawal syndrome, and risks from concomitant use with benzodiazepines or other central nervous system depressants. This “boxed” warning may discourage physicians from prescribing OLINVYK to patients.

TRV250, our DOR product candidate, targets the same receptor as other programs that have been associated with seizures and, accordingly, it is possible that TRV250 will be associated with similar side effects. We initiated a proof-of-concept study in subjects with a history of migraine headaches in November 2019. A primary goal of this study was to determine whether there is evidence that TRV250 may have potential as an acute treatment for migraine headaches. In addition, this study was designed to examine various aspects of the safety of TRV250, including any potential risk of seizures, risk of any cardiovascular issues, and other medically important adverse events. In August 2020, we announced that the trial was terminated due to the impact on patient enrollment caused by COVID-19.

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

Additionally, if we or others later identify undesirable side effects caused by OLINVYK or one or more of our other product candidates for which we may obtain marketing approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require additional warnings on the label or even withdraw approvals of such product;
●	we may be required to recall a product or change the way such product is administered to patients;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, press releases or other communications containing warnings or other safety information about the product;
●	we may be required to implement a REMS, or create a medication guide outlining the risks of such side effects for distribution to patients, if one is not required in connection with regulatory approval;
●	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have fewer clinical or regulatory risks and/or greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

In the future, we may conduct a substantial portion of the clinical trials for our product candidates outside of the United States and, if approved, we may seek to market our product candidates abroad through third-party collaborators. Accordingly, we will be subject to the risks of doing business outside of the United States.

In the future, we may conduct a substantial portion of our clinical trials outside of the United States and we may seek to market OLIVNYK and any other product candidates for which we obtain approval outside of the United States. We are thus subject to risks associated with doing business outside of the United States. With respect to OLIVNYK and our other product candidates, we may choose to partner with third parties that have direct sales forces and established distribution systems, in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including:

●	efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the development of product candidates or cause us to forgo other profitable licensing opportunities in these geographies;
●	changes in a specific country’s or region’s political and cultural climate or economic condition;
●	unexpected changes in foreign laws and regulatory requirements;
●	difficulty of effective enforcement of contractual provisions in local jurisdictions;
●	inadequate intellectual property protection in foreign countries;
●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
●	trade protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
●	regulations under the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws;

●	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
●	significant adverse changes in foreign currency exchange rates which could make the cost of our clinical trials, to the extent conducted outside of the United States, more expensive.

Risks Related to the Commercialization of Our Product Candidates

OLINVYK or any of our other product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

OLINVYK or any of our other product candidates for which we obtain approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If OLINVYK or our other product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not attain profitability. The degree of market acceptance of OLINVYK and our other product candidates for which we obtain approval will depend on a number of factors, including:

●	the efficacy, safety, cost and potential advantages compared to alternative treatments;
●	the timing of market introduction of the product candidate as well as competitive products;
●	our ability to offer the product for sale profitably and at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of sales, marketing, and distribution support;
●	the availability of third-party payor coverage and adequate reimbursement;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
●	publicity concerning our products or competing products and treatments;
●	FDA’s and HHS’s policy initiatives regarding opioids, including enforcement focused on the inappropriate promotion and marketing of opioids;
●	the public perception of opioids in general and the ongoing opioid crisis;
●	the clinical indications for which the product is approved; and
●	any restrictions on the use of our products, both on their own and together with other medications.

We cannot assure you that OLINVYK or any products for which we obtain regulatory approval in the future will achieve market acceptance among physicians, patients, patient advocacy groups, third-party payors or others in the medical community necessary for commercial success. Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success could materially adversely affect our business, financial condition, results of operations and prospects.

If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, sell, and distribute our product candidates, we may not be successful in commercializing OLINVYK or any of our other product candidates if and when they are approved.

We have begun to implement our sales and marketing infrastructure for the commercialization of OLINVYK, our first FDA-approved product. We currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States, although this expectation could change in the future.

There are substantial risks involved with establishing sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercialization of OLINVYK is not successful or the commercial launch of another product candidate is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred certain commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

There are a number of factors that may inhibit our efforts to successfully commercialize OLINVYK or any other drug products for which we receive marketing approval on our own, including:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel or to outsource these tasks successfully to a third party;
●	the inability of sales personnel to obtain access to physicians or other relevant personnel or educate adequate numbers of physicians or others on the benefit of our product candidates;
●	the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating a sales and marketing organization; and
●	efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.

As an alternative to establishing our own sales force, we may choose to partner with third parties that have well-established direct sales forces to sell, market and distribute our products, particularly in markets outside of the United States. If we are unable to enter into collaborations with third parties for the commercialization of OLINVYK or any of our other drug candidates for which we obtain marketing approval, on acceptable terms or at all, or if any such partner does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval.

For OLINVYK, we will need to partner with one or more third parties to sell, market and distribute this product, if approved, outside the United States. In April 2018 and May 2018, we entered into exclusive licensing agreements for the development and commercialization of OLINVYK in South Korea and China, respectively. Such partnerships in South Korea and China may not be successful, and we may be unsuccessful in our efforts to secure additional partnerships outside the United States.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to OLINVYK and our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the OLINVYK indications and indications we are targeting with our product candidates, we also face potential competition from other drug candidates in development by other companies. OLINVYK may compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc; with EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil nanotabs) marketed by AcelRx Pharmaceuticals, Inc.; ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc.; XARACOLLTM (bupivacaine HCI) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by Durect Corporation. In addition to currently marketed IV analgesics, we are aware of a number of products in development that are aimed at improving the treatment of moderate-to-severe acute pain. AcelRx is developing ZALVISO™, a patient-controlled analgesia device which dispenses sublingual sufantanil nanotabs. AcelRX has received approval for ZALVISO in the European Union. Heron Therapeutics Inc. has a proprietary long acting reformulation of bupivacaine in development. Cara Therapeutics Inc. is developing IV and oral dose forms of a peripherally restricted K opioid receptor agonist, which has been administered in combination with mu opioids in clinical trials. Avenue Therapeutics, Inc. is developing an IV version of generic opioid tramadol for moderate-to-severe acute pain. Some of these potential competitive compounds are being developed by large, well-financed, and experienced pharmaceutical and biotechnology companies, or have been partnered with such companies, which may give them development, regulatory and marketing advantages over us.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products or lower-cost branded products. Generic products are currently on the market for the OLINVYK indications and the indications that we are pursuing for our product candidates. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competing generic products.

Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, brand recognition and expertise than we do in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and selling and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

OLINVYK or any other product candidates for which we are able to obtain regulatory approval in the future may become subject to unfavorable pricing regulations, third-party payor coverage and reimbursement policies, or healthcare reform initiatives.

Our ability to commercialize OLINVYK and any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in‑patient surgeries. Pharmaceutical products such as OLINVYK that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of OLINVYK relative to its benefits. Current or future efforts to limit the level of reimbursement for in‑patient hospital procedures could cause a hospital to decide not to use OLINVYK.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to seek to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize OLINVYK or any product candidates for which marketing approval is obtained.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of OLINVYK or the development or commercialization of our other product candidates.

We face an inherent risk of product liability exposure as a result of the commercial sales of OLINVYK in the United States, the testing of our other product candidates in human clinical trials, and the commercialization of such other product candidates, if approved. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, we may be sued if OLINVYK or any other product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
●	initiation of investigations by regulatory agencies;
●	significant costs to defend the related litigation;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any products that we may develop.

We currently maintain product liability insurance coverage at levels which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our commercialization efforts with respect to OLINVYK and as we initiate additional clinical trials for our other product candidates. We will need to further increase our insurance coverage if we commence commercialization of any additional product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive, and in the future may be difficult to obtain for our products and product candidates. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition, results of operations and prospects.

Concerns around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for OLINVYK and may adversely impact external investor perceptions of our business.

Prescription drug abuse and the diversion of opioids is a growing concern and has been referred to as an “opioid crisis” in the United States. Law enforcement and regulatory agencies may apply policies that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize our products. Aggressive enforcement and unfavorable publicity regarding the use or misuse of opioids, including litigation or regulatory activity regarding sales or marketing of opioids, could have a material adverse effect on our business or reputation. Furthermore, a number of governmental entities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. These efforts could reduce the potential size of the market for OLINVYK, decrease the revenues we are able to generate from its sale and adversely impact external investor perceptions of our business.

Many state legislatures and the federal government have enacted legislation intended to reduce opioid abuse. In addition, the FDA, CDC and HHS each have initiatives to address opioid-related overdose, death and dependence. While these initiatives are generally focused on prescribing oral opioids in an outpatient settings, some of these initiatives, and any legislation or regulations resulting from these initiatives, may apply to all opioid drugs, including those like OLINVYK that are administered through an IV in a hospital setting. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements

Risks Related to Our Dependence on Third Parties

Our current collaborators are, and any future relationships or collaborations we may enter into may be, important to us. If we are unable to maintain our relationship with any of these collaborations, or if our relationship with these collaborators is not successful, our business could be adversely affected.

We have limited capabilities for product development, sales, marketing, and distribution. As a result, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates or for the commercialization of OLINVYK in certain territories outside of the United States. For example, we entered into license agreements with partners in South Korea and China in 2018 whereby these parties will develop, seek regulatory approval for, and, if successful, commercialize OLINVYK. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Any future collaborations we might enter into with third parties, may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;

●	collaborators may elect not to continue development or commercialization programs or may not pursue commercialization of any product candidates that achieve regulatory approval based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to limit or eliminate efforts and resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborations may be terminated at the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators may be affected by political instability or instability from a regional or global pandemic disease, such as the recent coronavirus outbreak.

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

We rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our nonclinical studies and clinical trials for our product candidates. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities. Some of these third parties may experience shutdowns or other disruptions as a result of the COVID-19 pandemic, including, but not limited to, the ability to adequately staff a project or effectively and expeditiously enroll patients in a clinical study, and therefore may be unable to provide the level of service that we received in the past.

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

We contract with third parties for the manufacture of commercial supply of OLINVYK and for clinical and nonclinical supply of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLINVYK or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We have no internal manufacturing capabilities and do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of commercial supply of OLINVYK and the manufacture of supply of our other product candidates for nonclinical and clinical testing, as well as for commercial manufacture, if any of such other product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of OLINVYK or our other product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Our reliance on third-party manufacturers for commercial supply of OLINVYK and for any additional product candidates for which we obtain regulatory approval entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
●	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

The failure of any of our contract manufacturers to maintain high manufacturing standards could result in injury or death of clinical trial participants or patients using products. Such failure could also result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.

The facilities used by our contract manufacturers to manufacture our product candidates (and commercial supply of those product candidates, if approved) must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with current cGMP regulations for manufacture of our product candidates. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Third-party manufacturers may not be able to comply with the cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

OLINVYK and our other product candidates that we may commercialize, if approved, may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any replacement manufacturers.

The DEA restricts the importation of a controlled substance finished drug product when the same substance is commercially available in the United States, which could reduce the number of potential alternative manufacturers for OLINVYK or our other MOR targeted product candidates. In addition, a DEA quota system controls and limits the availability and production of controlled substances and the DEA also has authority to grant or deny requests for quota of controlled substances, which includes the active ingredient in OLINVYK. Supply disruptions could result from delays in obtaining DEA approvals for controlled substances or from the receipt of quota of controlled substances that are insufficient to meet future product demand. The quota system also may limit our ability to build inventory as a method for mitigating possible supply disruptions of OLINVYK.

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

Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.

We currently rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of OLINVYK and any other products for which we may obtain regulatory approval. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of OLINVYK and any other product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti‑Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct research, sell, market, and distribute OLINVYK and any other drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes, among other things, criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, also known as Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Among the provisions of the PPACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the federal government to repeal or replace certain aspects of the PPACA. There have been two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On November 10, 2020, the U.S. Supreme Court heard arguments on the case. A ruling is expected in 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

In October 2018, the Substance Use Disorder Prevention That Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act was enacted. Among other things, this legislation provides funding for research and development of non-addictive painkillers that could potentially compete with our products. It also clarifies FDA’s authority to require that certain opioids be dispensed in packaging that limits their abuse potential, makes changes to Medicare and Medicaid in an effort to limit over-prescription of opioid painkillers, and increases penalties against manufacturers and distributors related to the over-prescription of opioids, including the failure to report suspicious orders and keep accurate records. The ultimate effect of this legislation is currently not known, but could potentially have a material adverse effect on our business.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the future, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Ownership of Our Common Stock

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

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the success of our commercialization of OLIVNYK for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate;
●	the status and cost of our post-marketing commitments for OLIVNYK;

●	the status and cost of development and commercialization of OLIVNYK in jurisdictions other than the United States;
●	actual or anticipated variations in our operating results;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	the timing and results of our clinical trials for any of our product candidates;
●	failure or discontinuation of any of our development programs;
●	conditions or trends in our industry;
●	changes in the structure of healthcare payment systems;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	recruitment or departure of key personnel;
●	announcements and expectations of additional financing efforts;
●	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;
●	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
●	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest; and
●	sales of our common stock, including sales by our directors and officers or specific stockholders.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from The Nasdaq Stock Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over the counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a de-listing would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de listing, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Stock Market minimum bid price requirement or prevent future non-compliance with The Nasdaq Stock Market’s listing requirements.

We are subject to securities class action and stockholder derivative litigation.

As described in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K, in October and November 2018, we and certain of our current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two of our former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from our Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, we and the individual defendants filed an answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to final documentation and approval by the Court. We and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. We continue to believe that the claims are without merit, and if necessary we intend to vigorously defend ourselves and our former officers against the allegations.

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

Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may seek to expand the number of authorized common shares, and issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our charter documents also contain other provisions that could have an anti‑takeover effect, including:

●	only one of our three classes of directors will be elected each year;
●	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
●	stockholders are not permitted to take actions by written consent;
●	stockholders cannot call a special meeting of stockholders; and
●	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date and have no plans to pay cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Investors seeking cash dividends should not purchase our common stock.

General Risk Factors

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

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or our current or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2020, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act.

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

ITEM 3. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the EDPA appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA related to OLINVYK, and certain statements concerning top-line results from the Company’s Phase 3 studies related to OLINVYK. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to final documentation and approval by the Court. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and an $8.5 million payment will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. Upon entry into the agreement in principle, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded in the fourth quarter of 2020 an estimated liability of $8.5 million and a corresponding insurance recovery of the same amount. The Company continues to believe that the claims are without merit, and if necessary the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Some of the derivative actions have been stayed in favor of the consolidated securities lawsuits. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

Except as described above, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “TRVN.” On March 5, 2021, there were 6 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2020 in transactions that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our lead product, OLINVYK™ (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or the FDA, in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration, or DEA, and was classified as a Schedule II controlled substance. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV027 for the treatment of acute lung injury contributing to acute respiratory distress syndrome and abnormal blood clotting in patients with COVID-19; TRV250 for acute migraines; TRV734 for moderate-to-severe acute and chronic pain and opioid use disorders; and TRV045 for chronic pain and epilepsy.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2020, we had an accumulated deficit of $442.5 million. Our net loss was $29.4 million and $24.9 million for the years ended December 31, 2020 and 2019, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

We expect to incur significant expenses and operating losses for the foreseeable future as we begin to commercialize OLINVYK and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

COVID-19

The impact of the COVID-19 pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to guard the health and safety of our team and participants in our clinical trials, support our partners and vendors and mitigate risk. Thus far, our employees have rapidly adapted to working remotely and we are monitoring the COVID-19 pandemic on a daily basis to ensure we have all necessary plans in place for mitigating disruptions in our operations. Like other companies, our clinical trials have experienced some degree of disruption due to access limitations to institutions currently impacted, and we may need to make further adjustments to clinical trials in the future to comply with evolving FDA guidance or otherwise. The extent to which the COVID-19 pandemic will impact our efforts to commercialize OLINVYK and to achieve market acceptance is uncertain and will depend upon future developments.

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

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), or the lenders, pursuant to which the lenders agreed to lend us up to $35.0 million in a three-tranche series of term loans, or the Term Loans. We were required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018. Payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, we made our final payment under the loan and security agreement with the lenders. Upon the last payment date of the amounts borrowed under the agreement, we were required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of December 31, 2020, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in the notes to our audited financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Revenue Recognition

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue

Product revenue is recognized at the point in time when our performance obligations with our customers have been satisfied. At contract inception, we determine if the contract is within the scope of ASC Topic 606 and then evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue at the point in time when the Company satisfies a performance obligation.

Revenue is recorded at the transaction price, which is the amount of consideration we expect to receive in exchange for transferring products to a customer. We determine the transaction price based on fixed consideration in our contractual agreements, which includes estimates of variable consideration, and the transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

We record product revenue net of any variable consideration, which includes estimated chargebacks, prompt pay discounts, returns and distribution service fees. We utilize the expected value method to estimate chargebacks and returns and we utilize the most likely method to estimate prompt pay discounts and distribution service fees. The variable consideration is recorded as a reduction of revenue at the time revenues are recognized. We will only recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration amount received and we will re‑assess these estimates each reporting period to reflect known changes in factors.

Distributor Chargebacks

When a product is sold to a third party that is subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. Utilizing this information, we estimate a chargeback percentage for each product and record an allowance for chargebacks as a reduction to revenue when we record our sale of the products. We reduce the chargeback allowance when a chargeback request from a wholesaler is processed. Reserves chargebacks are included in accounts receivable, net on the consolidated balance sheet.

Prompt Payment (Cash) Discounts

We provide customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. Our prompt payment discount reserves are based on actual net sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheet.

Distribution Service Fees

We pay distribution service fees to our customers based on a fixed percentage of the product price. These fees are not in exchange for a distinct good or service and therefore are recognized as a reduction of the transaction price. We reserve for these fees based on actual net sales, contractual fee rates negotiated with the customer and the mix of the products in the distribution channel that remain subject to fees. Reserves for distribution service fees are included in accounts receivable, net on the consolidated balance sheet.

Product Returns

Generally, our customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date in addition to slow moving or discontinued products. Six (6) months following the launch of OLINVYK, our customers may have the right to return inventory remaining from their initial purchase, if any, subject to certain terms and conditions. Since we currently do not have a history of OLINVYK returns, we estimate returns based on industry data for comparable products in the market. As we distribute our product and establish historical sales over a longer period of time (i.e., two to three years), we will be able to place more reliance on historical purchasing, demand and return patterns of our customers when evaluating our reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since the returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Accrued product return estimates are recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

License Revenues

Our licensing agreements typically include payment to us of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

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

Our licensing revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, we evaluate whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, we assess the probability of achievement of each milestone under our current agreements.

Research and Development Activities: Under our current collaboration and license arrangements, if we are entitled to reimbursement for costs for services that we provided, we expect such reimbursement would be an offset to research and development expenses.

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

We receive payments from our licensees based on schedules established in each contract. Upfront payments are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

At December 31, 2020, we had two stock-based compensation plans, which are more fully described in Note 7 to the financial statements included in Part II of this Annual Report on Form 10-K. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees.

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

See Note 7 to the financial statements included in Part II of this Annual Report on Form 10-K for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under our stock-based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2 to the financial statements included in Part II of this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	Change
Revenue:
Product revenue	$69	$—	$69
License revenue	3,000	31	2,969
Total revenue	3,069	31	3,038
Operating expenses:
Cost of goods sold	182	—	182
General and administrative	19,248	13,212	6,036
Research and development	13,124	13,291	(167)
Impairment of property and equipment	—	108	(108)
Total operating expenses	32,554	26,611	5,943
Loss from operations	(29,485)	(26,580)	(2,905)
Other income (expense):
Other income, net	205	2,222	(2,017)
Interest income	240	418	(178)
Interest expense	(29)	(931)	902
Total other income	416	1,709	(1,293)
Loss before income tax expense	(29,069)	(24,871)	(4,198)
Foreign income tax expense	(300)	—	(300)
Net loss attributable to common stockholders	$(29,369)	$(24,871)	$(4,498)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. We have not generated material revenue from commercial product sales. For the year ended December 31, 2020, we recorded $0.1 million in product revenue from the shipment of drug product to wholesalers. We had product available in the trade channel during the fourth quarter of 2020 in advance of the planned commercial launch in the first quarter of 2021.

There was $3.1 million of revenue recorded for the year ended December 31, 2020, primarily related to the milestone payment that became payable by Nhwa upon FDA approval of OLINVYK. Revenue recorded for the year ended December 31, 2019 relates to materials shipped to Nhwa to support the development of OLINVYK in China.

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

We expensed the cost of producing validation batches of OLINVYK that we are using in the commercial launch as research and development expense prior to the regulatory approval and DEA scheduling of OLINVYK. We expect cost of sales to increase as we deplete these inventories.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	% Increase (Decrease)
Cost of goods sold	$182	$—	100%

Cost of goods sold increased by $0.2 million, or 100% for the year ended December 31, 2020 compared to the same period in 2019, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

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

General and administrative expenses increased by $6.0 million, or 46%, for the year ended December 31, 2020 compared to the same period in 2019, primarily related to increases in pre-commercialization activities.

Research and development expense

Research and development expenses consist primarily of costs incurred for research and the development of our product candidates, including costs associated with the regulatory approval process. In addition, research and development expenses include salaries and related costs for our research and development personnel and stock-based compensation expense and travel expenses for such individuals. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, complexity and duration of later-stage clinical trials.

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

Research and development expenses decreased by $0.2 million, or 1% in 2020 as compared to 2019. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2020	2019
Personnel-related costs	$5,410	$5,617
OLINVYK	2,560	6,003
TRV027	519	1
TRV250	1,892	783
Other research and development	2,743	887
	$13,124	$13,291

The decrease in research and development expenses during the year ended December 31, 2020 was primarily driven by lower spending in 2020 for OLINVYK following the resubmission of the OLINVYK NDA in 2019, partially offset by higher expenditures in 2020 on the manufacture of validation batches for OLINVYK and the activities to support the development of TRV027, TRV045 and TRV250.

Total other income

Total other income decreased by $1.3 million, or 76%, during the year ended December 31, 2020 compared to the same period in 2019, primarily due to the sale of R&D tax credits in 2019, partially offset by lower interest expense due to the repayment of a loan during the year ended December 31, 2020 and by lower bond accretion.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At December 31, 2020, we had an accumulated deficit of $442.5 million, working capital of $102.5 million, cash and cash equivalents of $109.4 million, restricted cash of $1.3 million, and no marketable securities. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $50.0 million of available capacity as of December 31, 2020.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. We anticipate these expenses to increase in 2021, given that we recently began to commercialize OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $21.4 million and $23.7 million for the years ended December 31, 2020 and 2019, respectively. We incurred net losses of $29.4 million and $24.9 million for those same periods.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(21,394)	$(23,667)
Investing activities	3,473	25,583
Financing activities	95,020	(2,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,099	$(581)

Net cash used in operating activities

Net cash used in operating activities was $21.4 million for the year ended December 31, 2020 as compared to $23.7 million for the year ended December 31, 2019. Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a net loss of $29.4 million partially offset by non-cash expenses for stock compensation of $3.3 million and a $3.4 million increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities for the year ended December 31, 2019 consisted primarily of a net loss of $24.9 million and an increase in prepaid expenses of $1.1 million primarily related to the TRV250 study. Cash outflows were partially offset by non-cash expenses for stock compensation of $3.2 million and other non-cash adjustments.

Net cash provided by investing activities

Net cash provided by investing activities was $3.5 million for the year ended December 31, 2020, as compared to $25.6 million for the year ended December 31, 2019. Investing activities consisted primarily of payments related to the maturities of marketable securities.

Net cash (used in) provided by financing activities

Net cash provided by financing activities was $95.0 million for the year ended December 31, 2020, as compared to net cash used in financing activities of $2.5 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to net proceeds of approximately $53.7 million from our August 2020 underwritten public offering of 25.0 million shares of our common stock, at a public offering price of $2.30 per share, and net proceeds of $47.3 million from the sale of common stock through our HCW ATM Program, partially offset by principal repayments on our Term Loans of $3.2 million and an additional final fee payment of $1.9 million.

Net cash used in financing activities for the year ended December 31, 2019 was primarily due to principal repayments on our Term Loans of $12.7 million, offset by net proceeds of $9.2 million from the February 2019 registered direct offering and net proceeds of $1.1 million from the sale of common stock through our HCW ATM Program. All periods presented also include proceeds from exercises of common stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we begin to commercialize OLINVYK, advance clinical development of TRV027, continue clinical development of TRV250, and continue IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of December 31, 2020, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 – 3 years	3 – 5 years	5 years
Operating lease obligations (1)	$10,788	$1,376	$2,826	$2,924	$3,662
Total	$10,788	$1,376	$2,826	$2,924	$3,662
(1)	Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space in Chesterbrook, Pennsylvania. Future rent streams of $1.1 million to be collected in less than one year and $3.3 million to be collected between one and three years are not offset against operating lease obligations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessments of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Loss Contingencies
Description of the Matter

As described in Note 8 to the financial statements, the Company is involved in various claims and legal proceedings. The Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated, and recognizes an asset for proceeds from related insurance claims that are considered probable of recovery. The Company also performs an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.

Auditing management’s determination of whether a loss is probable and reasonably estimable, reasonably possible or remote, and the related disclosures, as well as whether insurance claims are probable of recovery, is highly subjective and requires significant judgment.  In particular, these determinations are sensitive to the uncertainties related to the ultimate outcome of the legal contingency, the status and uncertainty of the litigation and/or the appeals process, the jurisdiction where the lawsuit has been filed, the extent of recovery of losses from insurers, and the status of any settlement discussions associated with the legal contingency.

How We Addressed the Matter in Our Audit

To test the Company’s legal contingencies, we assessed the completeness of the legal contingencies subject to evaluation by the Company, and assessed the Company’s determination of the probability of outcomes for legal contingencies through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with legal counsel to confirm our understanding of the allegations, and we obtained written representations from executives of the Company.

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, we evaluated the measurement of the recorded loss. For those legal contingencies for which the Company has determined that a loss is either probable or reasonably possible, but the Company is unable to estimate the range of loss, and is therefore required to be disclosed, we assessed the sufficiency of the disclosures of legal contingencies.   We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of correspondence received from internal and external legal counsel and direct discussions with legal counsel. We evaluated the extent of recovery of losses from insurers through the review of correspondence received by the Company from the insurers. We also obtained written representations from executives of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Philadelphia, Pennsylvania

March 9, 2021

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$109,403	$32,305
Accounts receivable, net	71	—
Marketable securities	—	3,500
Insurance recovery	9,000	—
Prepaid expenses and other current assets	570	1,683
Total current assets	119,044	37,488
Restricted cash	1,310	1,309
Property and equipment, net	2,253	2,705
Right-of-use lease asset	5,119	5,472
Other assets	13	20
Total assets	$127,739	$46,994
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,693	$1,047
Accrued expenses and other current liabilities	5,168	2,403
Estimated settlement liability	9,000	—
Current portion of loans payable, net	—	5,037
Lease liability	703	620
Total current liabilities	16,564	9,107
Leases, net of current portion	7,101	7,804
Warrant liability	6	5
Total liabilities	23,671	16,916
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2020 and December 31, 2019; 159,999,917 and 94,213,760 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	160	94
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	546,422	443,129
Accumulated deficit	(442,514)	(413,145)
Total stockholders’ equity	104,068	30,078
Total liabilities and stockholders’ equity	$127,739	$46,994

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Product revenue	$69	$—
License revenue	3,000	31
Total revenue	3,069	31
Operating expenses:
Cost of goods sold	182	—
General and administrative	19,248	13,212
Research and development	13,124	13,291
Impairment of property and equipment	—	108
Total operating expenses	32,554	26,611
Loss from operations	(29,485)	(26,580)
Other income (expense):
Other income, net	205	2,222
Interest income	240	418
Interest expense	(29)	(931)
Total other income	416	1,709
Loss before income tax expense	(29,069)	(24,871)
Foreign income tax expense	(300)	—
Net loss attributable to common stockholders	$(29,369)	$(24,871)
Other comprehensive gain, net:
Unrealized gain on marketable securities	—	9
Other comprehensive gain, net	—	9
Comprehensive loss	$(29,369)	$(24,862)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.27)
Weighted average common shares outstanding, basic and diluted	127,623,859	91,677,963

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Stockholders’ Equity

For the Period from January 1, 2019 to December 31, 2020

(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2019	82,323,413	$82	$429,727	$(388,274)	$(9)	$41,526
Stock-based compensation expense	—	—	3,232	—	—	3,232
Exercise of stock options	41,968	—	28	—	—	28
Shares repurchased by the Company	(122)	—	—	—	—	—
Issuance of warrants to underwriters in connection with equity offering	—	—	347	—	—	347
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	406,093	—	(158)	—	—	(158)
Issuance of common stock, net of issuance costs	11,442,408	12	9,953	—	—	9,965
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(24,871)	—	(24,871)
Balance, December 31, 2019	94,213,760	$94	$443,129	$(413,145)	$—	$30,078
Stock-based compensation expense	—	—	3,284	—	—	3,284
Exercise of stock options	197,640	1	135	—	—	136
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	1,042,238	1	(1,072)	—	—	(1,071)
Issuance of common stock, net of issuance costs	64,344,354	64	100,946	—	—	101,010
Net exercise of common stock warrant	201,925	—	—	—	—	—
Net loss	—	—	—	(29,369)	—	(29,369)
Balance, December 31, 2020	159,999,917	$160	$546,422	$(442,514)	$—	$104,068

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019

Operating activities:
Net loss	$(29,369)	$(24,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477	562
Stock-based compensation	3,284	3,232
Noncash interest expense on loans	8	331
Impairment of property and equipment	—	108
Loss on disposal of assets	2	12
Revaluation of warrant liability	1	4
Accretion of bond discount on marketable securities	—	(484)
Change in right-of-use asset	353	301
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	1,049	(1,122)
Operating lease liabilities	(610)	(482)
Accounts payable, accrued expenses and other liabilities	3,411	(1,258)
Net cash used in operating activities	(21,394)	(23,667)
Investing activities:
Purchases of property and equipment	(27)	—
Maturities of marketable securities	3,500	79,389
Purchases of marketable securities	—	(53,806)
Net cash provided by investing activities	3,473	25,583
Financing activities:
Proceeds from exercise of common stock options	136	28
Proceeds from issuance of common stock, net	101,010	10,312
Payment of employee withholding taxes on vested restricted stock units	(1,071)	(158)
Capital lease payments	(10)	(12)
Repayments of loans payable, net	(5,045)	(12,667)
Net cash provided by (used in) financing activities	95,020	(2,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	77,099	(581)
Cash, cash equivalents and restricted cash—beginning of period	33,614	34,195
Cash, cash equivalents and restricted cash—end of period	$110,713	$33,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$600
Fair value of common stock warrants issued to underwriters	$—	$347

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2020

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In late 2017, the Company submitted a new drug application, or NDA, for OLINVYK™ (OLINVYK) injection, or OLINVYK, to the United States Food and Drug Administration, or the FDA. In August 2020, the FDA approved the NDA for OLINVYK and the Company initiated commercial launch of OLINVYK in the first quarter of 2021.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2020, the Company had an accumulated deficit of $442.5 million. The Company’s net loss was $29.4 million and $24.9 million for the years ended December 31, 2020 and 2019, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2020 is sufficient to fund operations for more than one year after the date of this filling, through the fourth quarter of 2022. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and Accounting Standards Updates, or ASUs, of the FASB. The Company’s functional currency is the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of common stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

The Company is also subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated, and recognizes an asset for proceeds from related insurance claims that are considered probable of recovery. The financial data and other information disclosed in these notes are not necessarily indicative of the results to be expected for any future year or period. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those results.

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

The Company classifies its marketable securities as “available-for-sale,” pursuant to ASC Topic 320, Investments—Debt and Equity Securities, or ASC 320, carries them at fair market value and classifies them as current assets on its balance sheets. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. As of December 31, 2020, the Company had no available-for-sale investments. As of December 31, 2019, the Company had $3.5 million in available-for-sale investments, all classified as current assets. The Company had no marketable securities as of December 31, 2020. See Note 3 for additional information.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The carrying amount of the Company’s loans payable at December 31, 2019 is the nominal value of the loan payable, net of unamortized debt discount and deferred charges. The Company had no loans payable at December 31, 2020. The nominal value approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. $0.1 million of impairment losses were recorded during the year ended December 31, 2019. No impairment losses were recorded during the year ended December 31, 2020.

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

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities. The value of these warrants was immaterial as of December 31, 2020 and 2019.

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

The Company applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. See Note 9 and Note 10, respectively, for a full discussion of the Company’s product revenue and license revenue.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. At December 31, 2020, the Company had two stock-based compensation plans, which are more fully described in Note 7. The Company also has an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.

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

The fair value of stock options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The Company elected an accounting policy to record forfeitures as they occur. For stock awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the conditions will be met. See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for all years presented.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements related to fair value measurements in Topic 820, Fair Value Measurement, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and modifying certain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for this standard was January 1, 2020. The Company adopted this standard on January 1, 2020. There was no impact to the Company’s financial statements or related disclosures upon the adoption.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removed certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company has determined that the adoption of this standard will have no material impact on its financial statements and related disclosures.

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following table presents the Company’s cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,100	$—	$—	$6,100	$4,790	$1,310	$—
Level 1 (1):
Money market funds	104,613	—	—	104,613	104,613	—	—
U.S. treasury securities	—	—	—	—	—	—	—
Subtotal	104,613	—	—	104,613	104,613	—	—
Level 2 (2):
U.S. government agency securities	—	—	—	—	—	—	—
Total	$110,713	$—	$—	$110,713	$109,403	$1,310	$—

	December 31, 2019
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,302	$—	$—	$9,302	$7,993	$1,309	$—
Level 1 (1):
Money market funds	18,306	—	—	18,306	18,306	—	—
U.S. treasury securities	5,996	—	—	5,996	2,496	—	3,500
Subtotal	24,302	—	—	24,302	20,802	—	3,500
Level 2 (2):
U.S. government agency securities	3,510	—	—	3,510	3,510	—	—
Total	$37,114	$—	$—	$37,114	$32,305	$1,309	$3,500
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

(2)	The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2020, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses on marketable securities during the years ended December 31, 2020 and 2019. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. The Company does not hold material Level 3 securities, and therefore, there were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2020 or 2019.

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2020	2019
Computers and software	3 - 5	$476	$480
Office equipment and furniture	5	721	706
Manufacturing equipment	5	10	10
Leasehold improvements	10	3,082	3,082
Leased assets	5	45	45
Total property and equipment		4,334	4,323
Less accumulated depreciation and amortization		(2,081)	(1,618)
Property and equipment, net		$2,253	$2,705

Depreciation and amortization expense was $0.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation and benefits	$2,919	$1,786
Commercial expenses	605	—
Legal expenses	784	86
Pharmaceutical development expenses	413	445
Accrued interest	—	18
Other accrued expenses and other current liabilities	447	68
Total accrued expenses and other current liabilities	$5,168	$2,403

6. Loans Payable

In September 2014, the Company entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank) (together, the lenders), pursuant to which the lenders agreed to lend the Company up to $35.0 million in a three-tranche series of term loans (Term Loans A, B, and C). In September 2014, December 2015 and March 2017, the Company incurred borrowings under the agreement in the aggregate initial principal amount of $28.5 million. Term Loans A and B accrued interest at 6.5% per annum and Term Loan C accrued interest at 6.98% per annum. The Company was required to make payments of interest only on borrowings under the loan agreement on a monthly basis through and including January 1, 2018; payments of principal in equal monthly installments and accrued interest began on January 1, 2018 and continued until the loan matured on March 1, 2020. On March 2, 2020, the Company made its final payment under the loan and security agreement with the lenders. Upon the last payment date of the amounts borrowed under the agreement, the Company was required to pay a final payment fee of $1.9 million, equal to 6.6% of the aggregate amounts borrowed.

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock. Warrants exercisable for an aggregate of 5,728 shares remain outstanding as of December 31, 2020. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

As of December 31, 2020, there are no borrowings outstanding attributable to Term Loans A, B, or C. Interest expense of $0.02 million and $0.6 million was recorded during the years ended December 31, 2020 and 2019, respectively. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015 03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs were amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the year ended December 31, 2020. A total of $0.1 million of debt discount and debt issuance costs were amortized to interest expense during the year ended December 31, 2019.

The following table summarizes how the issuance of Term Loans A, B, and C are reflected on the balance sheet at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Gross proceeds	$—	$3,167
Debt discount and debt issuance costs (1)	—	1,870
Carrying value	—	5,037
Current portion of loans payable, net	—	5,037
Loans payable, net	$—	$—
(1)	Includes the final fee payment due upon last payment date of the amounts borrowed.

7. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of December 31, 2020 and December 31, 2019. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2020 and December 31, 2019. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

Registered Underwritten Public Offering

In August 2020, the Company closed a registered underwritten public offering of 25,000,000 shares of its common stock, including the full exercise of a 30 day option to purchase additional shares which we granted to the underwriters, at a public offering price of $2.30 per share. This transaction resulted in net proceeds to the Company of approximately $53.7 million, after deducting underwriting discounts and commissions and offering expenses.

ATM Programs

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. On December 31, 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of Common Stock may be sold and to include an additional $50.0 million of shares of Common Stock in the HCW ATM Program. For the year ended December 31, 2020, the Company issued and sold approximately 39.3 million shares of common stock under the HCW ATM Program. The net offering proceeds to the Company in 2020 for sales under the HCW ATM Program were approximately $47.3 million after deducting related expenses, including commissions. As of December 31, 2020, and following the Amendment, there was approximately $50.0 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

On January 29, 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering. The net proceeds to the Company from the offering were $9.2 million, after deducting fees and the expenses of the placement agent. Pursuant to a letter agreement dated January 28, 2019, the Company engaged Wainwright to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. During the year ended December 31, 2020, 327,500 of these warrants were exercised in a cashless exercise for 201,925 common shares. The warrants are classified as equity and were recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

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

Under all Plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors or its designee. Vesting generally occurs over a period of not greater than four years. For performance-based stock awards, the Company recognizes expense when achievement of the performance condition is probable, over the requisite service period.

The estimated grant-date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$781	$825
General and administrative	2,497	2,407
Cost of goods sold	6	—
Total stock-based compensation	$3,284	$3,232

Stock Options

A summary of stock option activity and related information from January 1, 2019 through December 31, 2020 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, January 1, 2019	8,265,207	$3.99	6.99
Granted	1,033,000	1.10
Exercised	(41,968)	0.68
Forfeited/Cancelled	(1,687,935)	(4.94)
Balance, December 31, 2019	7,568,304	$3.40	7.01
Granted	2,477,486	1.90
Exercised	(197,640)	0.68
Forfeited/Cancelled	(283,631)	(3.33)
Balance, December 31, 2020	9,564,519	$3.07	7.17
Vested or expected to vest at December 31, 2020	9,564,519	$3.07	7.17
Exercisable at December 31, 2020	5,536,713	$3.88	5.94

The intrinsic value of the options exercisable as of December 31, 2020 was $1.6 million, based on the Company’s closing stock price of $2.14 per share and a weighted average exercise price of $3.88 per share.

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

The per-share weighted average grant date fair value of the options granted to employees and directors during the years ended December 31, 2020 and 2019 was estimated at $1.48 and $0.86 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Expected term of options (in years)	6.1	6.1
Risk-free interest rate	0.6%	1.9%
Expected volatility	97.3%	98.9%
Dividend yield	—%	—%

The weighted average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107.

●	Expected stock price volatility: The Company estimates the expected volatility based on the actual historical volatility of the Company’s stock price using daily closing prices over a period equal to the expected term of the associated award. Prior to January 1, 2018, the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities.
●	Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.
●	Estimated forfeiture rate: The Company elected to record forfeitures upon occurrence, rather than utilizing an estimate.

As of December 31, 2020, there was $4.4 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 3.26 years.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 2,536,850 restricted stock units, or RSUs, to employees. The units vest annually over a four year period. The weighted average fair market value per RSU on the grant date was $2.11, which is equal to the closing price of the Company’s common stock on the date of the grant

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

There were 477,255 shares of common stock underlying vested RSUs that were withheld during the year ended December 31, 2020, based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs from January 1, 2019 through December 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at January 1, 2019	1,255,000	$0.65
Granted	2,500,585	0.74
Vested	(572,500)	0.65
Forfeited/Cancelled	(237,500)	0.65
Non-vested at December 31, 2019	2,945,585	$0.73
Granted	2,536,850	2.11
Vested	(1,519,493)	0.71
Forfeited	(191,600)	0.69
Non-vested at December 31, 2020	3,771,342	$1.66

For the years ended December 31, 2020 and 2019, the Company recorded $1.1 million and $0.5 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the statements of operations and comprehensive loss.

As of December 31, 2020, there was $6.1 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.57 years.

Shares Available for Future Grant

At December 31, 2020, the Company has the following shares available to be granted:

		Inducement
	2013 Plan	Plan
Available at December 31, 2019	4,394,301	205,000
Authorized	3,768,550	—
Granted	(5,014,336)	—
Shares withheld for taxes not issued	477,255	—
Forfeited/Cancelled	427,731	47,500
Available at December 31, 2020	4,053,501	252,500

Shares Reserved for Future Issuance

At December 31, 2020, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	9,317,019
Restricted stock units outstanding under 2013 Plan	3,771,342
Shares reserved for future issuance under 2013 Plan	4,053,501
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	295,591
Total shares of common stock reserved for future issuance	18,163,259

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$5,119	$5,472
Other current liabilities	696	611
Operating lease liabilities	7,097	7,793
Total operating lease liabilities	$7,793	$8,404

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(34)	(25)
Property and equipment, net	11	20
Other current liabilities	7	9
Other long-term liabilities	4	11
Total finance lease liabilities	$11	$20

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Operating lease costs:
Operating lease rental expense	$1,256	$1,187
Other income	(1,195)	(1,263)
Total operating lease costs	$61	$(76)

Finance lease costs:
Amortization of right-of-use assets	$9	$11
Interest on lease liabilities	1	2
Total finance lease costs	$10	$13

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(179)	$(167)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(10)	(12)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2021	$1,376	$8
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025 and beyond	5,136	—
Total minimum lease payments	$10,788	$12
Interest Expense	(2,995)	(1)
Lease liability	$7,793	$11

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2021	$1,098
2022	1,118
2023	1,139
2024	996
2025 and beyond	—
Total minimum lease payments	$4,351

Weighted average lease term and discount rates are as follows:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	7	8
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

The Company had no deferred rent at December 31, 2020 or 2019 related to its facility leases.

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to final documentation and approval by the Court. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment of $8.5 million will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. The Company has recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. The Company continues to believe that the claims are without merit, and if necessary, the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. Some of the derivative actions have been stayed in favor of the consolidated securities lawsuits. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

9. Product Revenue

Performance Obligation

The Company’s performance obligation is the supply of finished pharmaceutical products to its customers. The Company’s customers consist of major wholesale distributors. The Company’s customer contracts generally consist of both a master agreement, which is signed by the Company and its customer, and a customer submitted purchase order, which is governed by the terms and conditions of the master agreement.

Revenue is recognized when the Company transfers control of its products to the customer, which occurs at a point-in-time, upon delivery.

The Company offers standard payment terms to its customers and has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing, since the period between when the Company transfers the product to the customer and when the customer pays for that product is one year or less. Taxes collected from customers relating to product revenue and remitted to governmental authorities are excluded from revenues. The consideration amounts due from customers as a result of product revenue are subject to variable consideration, as described further below.

The Company offers standard product warranties which provide assurance that the product will function as expected and in accordance with specifications. Customers cannot purchase warranties separately and these warranties do not give rise to a separate performance obligation. The Company permits the return of product under certain circumstances, mainly upon at or near product expiration, instances of shipping errors or where product is damaged in transit. The Company accrues for the customer’s right to return as part of its variable consideration. See below for further details.

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. Variable consideration includes distributor chargebacks, prompt payment (cash) discounts, distribution service fees and product returns.

The Company assesses whether or not an estimate of its variable consideration is constrained and has determined that the constraint does not apply, since it is probable that a significant reversal in the amount of cumulative revenue will not occur in the future when the uncertainty associated with the variable consideration is subsequently resolved. The Company’s estimates for variable consideration are adjusted as required at each reporting period for specific known developments that may result in a change in the amount of total consideration it expects to receive.

Distributor Chargebacks

When a product that is subject to a contractual price agreement is sold to a third party, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance for chargebacks as a reduction to revenue when the Company records sales of the products. We reduce the chargeback allowance when a chargeback request from a wholesaler is processed. Reserves for distributor chargebacks are included in accounts receivable, net on the consolidated balance sheet.

Prompt Payment (Cash) Discounts

The Company provides customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The Company’s prompt payment discount reserves are based on actual net sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the consolidated balance sheet.

Distribution Service Fees

The Company pays distribution service fees to its customers based on a fixed percentage of the product price. These fees are not in exchange for a distinct good or service and therefore are recognized as a reduction of the transaction price. The Company reserves for these fees based on actual net sales, contractual fee rates negotiated with the customer and the mix of the products in the distribution channel that remain subject to fees. Reserves for distribution service fees are included in accounts receivable, net on the consolidated balance sheet.

Product Returns

Generally, the Company’s customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date. Six (6) months following the launch of OLINVYK, the Company’s customers may have the right to return inventory remaining from their initial purchase, if any, subject to certain terms and conditions. Since the Company currently does not have a history of OLINVYK returns, the Company estimates returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

The Company recognizes the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since the returns primarily consist of expired and short dated products that will not be resold, the Company does not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Accrued product return estimates are recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Concentration of Revenue

Two of the Company’s largest customers account for 100% of total product revenue for the year ended December 31, 2020.

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the year ended December 31, 2020 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2020	$—	$—	$—
Provision related to current period sales	2	5	10
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	—	—	—
Balance, December 31, 2020	$2	$5	$10

10. License Revenue

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. The Company is also eligible to receive a cash milestone payment of $3.0 million, subject to Chinese withholding taxes, upon regulatory approval of OLINVYK in China, up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement for such services. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

For the year ended December 31, 2020 and 2019, license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Year Ended December 31,
	2020	2019
Pharmbio Korea Inc.	$—	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	3,000	31
Total license revenues	$3,000	$31

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

The following table summarizes the restructuring balances at December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Balance, January 1	$—	$1,419
Current year restructuring costs	—	—
Payment of employee severance costs	—	(1,419)
Balance, December 31	$—	$—

12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(29,369)	$(24,871)
Net loss attributable to common stockholders	$(29,369)	$(24,871)
Weighted average common shares outstanding	127,623,859	91,677,963
Net loss per share of common stock - basic and diluted	$(0.23)	$(0.27)

The following outstanding securities at December 31, 2020 and 2019 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2020	2019
Options outstanding	9,564,519	7,568,304
RSUs outstanding	3,771,342	2,945,585
Warrants	295,591	623,091
Total	13,631,452	11,136,980

13. Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in thousands):

Balance, January 1, 2019	$(9)
Net unrealized gain on marketable securities	9
Balance, December 31, 2019	$—
Net unrealized gain on marketable securities	—
Balance, December 31, 2020	$—

There were no reclassifications out of accumulated other comprehensive income or loss as well as no tax effect for all periods presented.

14. Income Taxes

The income tax provision for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Current:
Foreign	$300	$—
Federal	—	—
State	—	—
Total	300	—
Deferred
Foreign	—	—
Federal	—	—
State	—	—
Total	—	—
Total income tax provision (benefit)	$300	$—

Deferred tax assets and liabilities reflect the net effects of net operating losses, or NOLs, and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company's deferred tax assets as of December 31, 2020 and 2019. The Company’s valuation allowance increased by $5.9 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively.

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
NOLs	$25,949	$22,033
Research and development credits	14,920	14,138
Research and development expenses capitalized for tax purposes	93,812	92,350
Equity-based compensation	4,130	4,586
Deferred rent	772	847
Depreciation	246	162
Other temporary differences	730	538
Total deferred tax assets	140,559	134,654
Deferred tax liabilities:
Prepaid expenses	(119)	(86)
Total deferred tax liabilities	(119)	(86)
Net deferred tax assets	140,440	134,568
Less valuation allowance	(140,440)	(134,568)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2020	2019
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%
Permanent Differences	1.0%	—%
State taxes, net of federal benefit	4.8%	8.3%
Research and development credit	2.6%	3.4%
Withholding Tax	(1.0)%	—%
Stock compensation	(6.9)%	—%
Other	(2.3)%	3.3%
Change in valuation allowance	(20.2)%	(36.0)%
Effective income tax rate	(1.0)%	—%

As of December 31, 2020, the Company had U.S. federal and state NOLs of $90.2 million and $88.8 million, respectively, that begin to expire starting in 2027. As of December 31, 2020, the Company had federal research and development tax credit carryforwards of $14.9 million that begin to expire in 2027. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files income tax returns in the U.S. and the Commonwealth of Pennsylvania. Tax years for 2017 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During each of the years ended December 31, 2020 and 2019, the Company provided matching contributions of $0.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2020.

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive offers required by this Item 10 is provided under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K. All other information required by this Item 10 is incorporated herein by reference to the information responsive thereto contained in our definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans
Equity compensation plans approved by stockholders	13,088,361	$3.11	4,053,501
Equity compensation plans not approved by stockholders	247,500	1.78	252,500
Total	13,335,861	$3.08	4,306,001
(1)	Includes 225,806 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The number of shares of our common stock reserved for issuance under our 2013 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by the number of shares equal to the least of (i) 225,806, (ii) the total number of shares of common stock issued under the 2013 ESPP during the immediately preceding calendar year, and (iii) such lower number of shares determined by our Board of Directors.
(2)	Includes 4,053,501 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.
(3)	On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 500,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2020, 252,500 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2018).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).
4.1	Reference is made to Exhibits 3.1 and 3.3.
4.2

Specimen stock certificate evidencing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

4.3

Form Warrant issued by Trevena, Inc. to Oxford Finance LLC, Pacific Western Bank and Three Point Capital, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2015).

4.4

Warrant to purchase shares of Series B preferred stock issued to Comerica Bank, dated December 9, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), originally filed with the SEC on October 9, 2013).

4.5

Form of Warrant issued by Trevena, Inc. to H.C. Wainwright & Co., LLC or its designees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

4.6

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.1

Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.2

Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2017).

10.3

First Amendment dated June 12, 2017 to Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).

10.4

Sublease Agreement dated as of October 11, 2018 by and between The Vanguard Group, Inc. and Trevena, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.5+

2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S 1, as amended (File No. 333 191643), filed with the SEC on October 9, 2013).

10.6+

Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.7+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S 8 (File No. 333 195957), filed with the SEC on May 14, 2014).

10.8+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.9+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

10.10+

Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

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

10.14+

Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2015).

10.15+

Trevena, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2015).

10.16+	Trevena, Inc. Non-Employee Director Compensation Policy, effective as of February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 2, 2018).
10.17+

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.18+

Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.19+

Executive Employment Agreement dated as of February 10, 2020 by and between Trevena, Inc. and Scott Applebaum (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.20+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020, by and between Trevena, Inc. and Carrie L. Bourdow (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.21+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Mark A. Demitrack (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.22+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Robert T. Yoder (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.23+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Barry Shin (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.24

Loan and Security Agreement, dated September 19, 2014, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2014).

10.25

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2015).

10.26

Second Amendment to Loan and Security Agreement dated December 23, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as the successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2015).

10.27

Third Amendment to Loan and Security Agreement dated December 30, 2016, by and between Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2017).

10.28

Fourth Amendment and Consent to Loan and Security Agreement dated as of October 11, 2018 by and between Oxford Finance LLC, Pacific Western Bank, and Trevena, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.29*

Master Commercial Supply Agreement dated October 20, 2017 by and between Alcami Corporation and Trevena, Inc. (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.30*

Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc. dated as of December 15, 2016 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.31

Amendment No. 2 to Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc., dated December 2, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2019).

10.32

Common Stock Sales Agreement, dated April 17, 2019, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2019).

10.33

Amendment No, 1 to Common Stock Sales Agreement, dated December 31, 2020, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).

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
101#

The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2020 and 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2020 and 2019, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2020 and 2019, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: March 9, 2021

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2021
Carrie L. Bourdow

/s/ Barry Shin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Barry Shin

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 9, 2021
Leon O. Moulder, Jr

/s/ Maxine Gowen	Director	March 9, 2021
Maxine Gowen, Ph.D.

/s/ Scott Braunstein	Director	March 9, 2021
Scott Braunstein, M.D.

/s/ Michael R. Dougherty	Director	March 9, 2021
Michael R. Dougherty

/s/ Julie H. McHugh	Director	March 9, 2021
Julie H. McHugh

/s/ Jake R. Nunn	Director	March 9, 2021
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 9, 2021
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 9, 2021
Barbara Yanni