Form 10-Q
period 2021-03-31
TREVENA INC
filed 2021-05-06
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 4, 2021: 163,593,457

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;

●	our sales, marketing and manufacturing capabilities and strategies;

●	any ongoing or planned clinical trials and preclinical studies for our product candidates;

●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;

●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

●	our plan to develop and potentially commercialize our product candidates;

●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;

●	the size of the markets for our product candidates;

●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistic providers;

●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;

●	ongoing litigation; and

●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,720	$109,403
Accounts receivable, net	296	71
Insurance recovery	9,000	9,000
Prepaid expenses and other current assets	2,575	570
Total current assets	109,591	119,044
Restricted cash	1,310	1,310
Property and equipment, net	2,145	2,253
Right-of-use lease asset	5,022	5,119
Other assets	428	13
Total assets	$118,496	$127,739
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,220	$1,693
Accrued expenses and other current liabilities	1,568	5,168
Estimated settlement liability	9,000	9,000
Lease liability	725	703
Total current liabilities	13,513	16,564
Leases, net of current portion	6,911	7,101
Warrant liability	3	6
Total liabilities	20,427	23,671
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 161,273,660 and 159,999,917 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	161	160
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	550,264	546,422
Accumulated deficit	(452,356)	(442,514)
Total stockholders’ equity	98,069	104,068
Total liabilities and stockholders’ equity	$118,496	$127,739

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Product revenue	$209	$—
Total revenue	209	—
Operating expenses:
Cost of goods sold	163	—
General and administrative	7,368	3,632
Research and development	2,636	2,191
Total operating expenses	10,167	5,823
Loss from operations	(9,958)	(5,823)
Other income (expense):
Change in fair value of warrant liability	3	3
Other income, net	69	69
Interest income	48	52
Interest expense	—	(29)
(Loss) gain on foreign currency exchange	(4)	3
Total other income	116	98
Net loss and comprehensive loss	$(9,842)	$(5,725)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding, basic and diluted	160,508,373	96,332,324

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2021	159,999,917	$160	$546,422	$(442,514)	$—	$104,068
Stock-based compensation expense	—	—	1,111	—	—	1,111
Exercise of stock options	5,000	—	9	—	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	(69)	—	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	2,791	—	—	2,792
Net loss	—	—	—	(9,842)	—	(9,842)
Balance, March 31, 2021	161,273,660	$161	$550,264	$(452,356)	$—	$98,069

Balance, January 1, 2020	94,213,760	$94	$443,129	$(413,145)	$—	$30,078
Stock-based compensation expense	—	—	891	—	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	—	3,551
Net loss	—	—	—	(5,725)	—	(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$(418,870)	$—	$28,795

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(9,842)	$(5,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	128
Stock-based compensation	1,111	891
Noncash interest expense on loans	—	8
Revaluation of warrant liability	(3)	(3)
Change in right-of-use asset	97	83
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(2,229)	19
Operating lease liabilities	(166)	(144)
Accounts payable, accrued expenses and other liabilities	(3,073)	(1,475)
Net cash used in operating activities	(13,997)	(6,218)
Investing activities:
Long term deposits	(416)	—
Maturities of marketable securities	—	3,500
Net cash (used in) provided by investing activities	(416)	3,500
Financing activities:
Proceeds from exercise of common stock options	9	—
Proceeds from issuance of common stock, net	2,792	3,551
Payment of employee withholding taxes on vested restricted stock units	(69)	—
Finance lease payments	(2)	(2)
Repayments of loans payable, net	—	(5,045)
Net cash provided by (used in) financing activities	2,730	(1,496)
Net decrease in cash, cash equivalents and restricted cash	(11,683)	(4,214)
Cash, cash equivalents and restricted cash—beginning of period	110,713	33,614
Cash, cash equivalents and restricted cash—end of period	$99,030	$29,400
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$18
Fair value of common stock warrants issued to underwriters	$—	$347

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

March 31, 2021

1. Organization and Description of the Business

Trevena, Inc., or the Company, was incorporated in Delaware as Parallax Therapeutics, Inc. in November 2007. The Company began operations in December 2007, and its name was changed to Trevena, Inc. in January 2008. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients affected by central nervous system, or CNS, disorders. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In August 2020, the United States Food and Drug Administration, or FDA, approved the new drug application, or NDA, for OLINVYK® (oliceridine) injection, or OLINVYK. The Company initiated commercial launch of OLINVYK in the first quarter of 2021.

Since its inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2021, the Company had an accumulated deficit of $452.4 million. The Company’s net loss was $9.8 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2021 is sufficient to fund operations for more than one year after the date of this filing, through the fourth quarter of 2022. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of March 31, 2021, its results of operations and its comprehensive loss for the three months ended March 31, 2021 and 2020, its statement of stockholders’ equity for the period from January 1, 2021 to March 31, 2021 and for the period January 1, 2020 to March 31, 2020, and its statements of cash flows for the three months ended March 31, 2021 and 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Remote working arrangements and travel restrictions imposed by various jurisdictions have had a limited impact on our ability to maintain operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including vaccine availability and effectiveness as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removed certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The effective date for this standard was January 1, 2021. The Company adopted this standard on January 1, 2021. There was no impact to the Company’s financial statements or related disclosures upon the adoption.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,369	$—	$—	$9,369	$8,059	$1,310	$—
Level 1 (1):
Money market funds	89,661	—	—	89,661	89,661	—	—
Subtotal	89,661	—	—	89,661	89,661	—	—
Total	$99,030	$—	$—	$99,030	$97,720	$1,310	$—

	December 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,100	$—	$—	$6,100	$4,790	$1,310	$—
Level 1 (1):
Money market funds	104,613	—	—	104,613	104,613	—	—
Subtotal	104,613	—	—	104,613	104,613	—	—
Total	$110,713	$—	$—	$110,713	$109,403	$1,310	$—
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of March 31, 2021, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three months ended March 31, 2021 and 2020. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2021, or the year ended December 31, 2020.

4. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of March 31, 2021. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2021. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. For the three months ended March 31, 2021, the Company issued and sold approximately 1.2 million shares of common stock under the HCW ATM Program. The net offering proceeds to the Company in the first quarter of 2021 for sales under the HCW ATM Program were approximately $2.8 million after deducting related expenses, including commissions. As of March 31, 2021, there was approximately $47.2 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

In January 2019, the Company entered into securities purchase agreements with two institutional investors wherein the Company agreed to sell to the investors an aggregate of 10,000,000 shares of its common stock, at an offering price of $1.00 per share, in a registered direct offering made pursuant to the Company’s existing registration statement on Form S-3. The net proceeds to the Company from the offering were $9.2 million, after deducting fees and the expenses of the placement agent. Pursuant to a letter agreement dated January 28, 2019, the Company engaged H.C. Wainwright & Co., LLC, or Wainwright, to act as its exclusive placement agent in connection with the issuance and sale of the shares. The Company paid Wainwright 7.0% of the aggregate gross proceeds in the offering and $50,000 for certain expenses, and it issued warrants to purchase 500,000 shares of common stock to certain designees of Wainwright. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. During the year ended December 31, 2020, 327,500 of these warrants were exercised in a cashless exercise for 201,925 common shares. The warrants are classified as equity and were recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made. The letter agreement also includes indemnification obligations of the Company and other provisions customary for transactions of this nature.

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

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, effective January 1, 2017, pursuant to which the Company reserved 500,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Inducement Plan provides for nonstatutory stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

Under all such plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors or its designee. Vesting generally occurs over a period of not greater than four years. For performance-based stock awards, the Company recognizes expense when achievement of the performance condition is probable, over the requisite service period.

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$260	$209
General and administrative	840	682
Cost of goods sold	11	—
Total stock-based compensation	$1,111	$891

Stock Options

A summary of stock option activity and related information through March 31, 2021 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2020	9,564,519	$3.07	7.17
Granted	896,780	2.12
Exercised	(5,000)	1.79
Forfeited/Cancelled	(105,756)	3.44
Balance, March 31, 2021	10,350,543	$2.99	7.20
Vested or expected to vest at March 31, 2021	10,350,543	$2.99	7.20
Exercisable at March 31, 2021	5,958,127	$3.83	5.86

The aggregate intrinsic value of options exercisable as of March 31, 2021 was $1.0 million, based on the difference between the Company’s closing stock price of $1.79 and the exercise price of each stock option. At March 31, 2021, there was $5.2 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 3.33 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2021 and 2020 was estimated at $1.65 and $0.62 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2021	2020
Expected term of options (in years)	6.2	6.3
Risk-free interest rate	0.8%	1.5%
Expected volatility	97.5%	95.4%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2020	3,771,342	$1.66
Granted	—	—
Vested	(75,000)	0.75
Forfeited	—	—
Non-vested at March 31, 2021	3,696,342	$1.68

For the three months ended March 31, 2021, the Company recorded $0.5 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations and comprehensive loss.

As of March 31, 2021, there was $5.6 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.39 years.

Shares Available for Future Grant

At March 31, 2021, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2020	4,053,501	252,500
Authorized	6,399,997	—
Granted	(896,780)	—
Shares withheld for taxes not issued	25,280	—
Forfeited/Cancelled	105,756	—
Available at March 31, 2021	9,687,754	252,500

Shares Reserved for Future Issuance

At March 31, 2021, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	10,103,043
Restricted stock units outstanding under 2013 Plan	3,696,342
Shares reserved for future issuance under 2013 Plan	9,687,754
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	295,591
Total shares of common stock reserved for future issuance	24,508,536

5. Commitments and Contingencies

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$5,022	$5,119
Other current liabilities	718	696
Operating lease liabilities	6,909	7,097
Total operating lease liabilities	$7,627	$7,793

Finance leases:
Property and equipment, at cost	$44	$45
Accumulated depreciation	(35)	(34)
Property and equipment, net	9	11
Other current liabilities	7	7
Other long-term liabilities	2	4
Total finance lease liabilities	$9	$11

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease costs:
Operating lease rental expense	$293	$328
Other income	(312)	(299)
Total operating lease costs	$(19)	$29

Finance lease costs:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	—	—
Total finance lease costs	$2	$2

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(48)	$(121)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(2)	(2)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2021 (April 1 - December 31)	$1,035	$6
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026 and beyond	3,661	—
Total minimum lease payments	$10,446	$10
Interest Expense	(2,819)	(1)
Lease liability	$7,627	$9

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2021 (April 1 - December 31)	$824
2022	1,118
2023	1,139
2024	996
2025	—
2026 and beyond	—
Total minimum lease payments	$4,077

Lease term and discount rates are as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	7	8
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment of $8.5 million will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. The Company has recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. The Company continues to believe that the claims are without merit, and if necessary, the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties have agreed in principle to a settlement, which is subject to final documentation and approval by the Court. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

6. Product Revenue

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

The Company offers standard payment terms to its customers and has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing, since the period between when the Company transfers the product to the customer and when the customer pays for that product is one year or less. Taxes collected from customers relating to product revenue and remitted to governmental authorities are excluded from revenues. The consideration amounts due from customers as a result of product revenue are subject to variable consideration.

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

Concentration of Revenue

Two of the Company’s largest customers account for 100% of total product revenue for the three months ended March 31, 2021.

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the three months ended March 31, 2021 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2021	$2	$5	$10
Provision related to current period sales	6	15	34
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	—	—	—
Balance, March 31, 2021	$8	$20	$44

7. License Revenue

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of OLINVYK for the management of moderate-to-severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone of up to $0.5 million if OLINVYK is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, the Company also granted Pharmbio an option to manufacture OLINVYK, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate-to-severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. The Company is also eligible to receive a cash milestone payment of $3.0 million, subject to Chinese withholding taxes, upon regulatory approval of OLINVYK in China, up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. As part of the agreement, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option and the Company and Nhwa expect to enter into a separate agreement for such services. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(9,842)	$(5,725)
Net loss attributable to common stockholders	$(9,842)	$(5,725)
Weighted average common shares outstanding	160,508,373	96,332,324
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.06)

The following outstanding securities at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2021	2020
Options outstanding	10,350,543	7,590,430
RSUs outstanding	3,696,342	3,077,185
Warrants	295,591	623,091
Total	14,342,476	11,290,706

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2021. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our lead product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or the FDA, in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration, or DEA, and was classified as a Schedule II controlled substance. We initiated commercial launch of OLINVYK in the first quarter of 2021, deploying approximately 40 customer-facing roles, including Key Account Managers, Institutional Account Managers and other professionals by the end of February 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV027 for the treatment of acute lung injury contributing to acute respiratory distress syndrome and abnormal blood clotting in patients with COVID-19; TRV250 for acute migraines; TRV734 for moderate-to-severe acute and chronic pain and opioid use disorders; and TRV045 for chronic pain and epilepsy.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2021, we had an accumulated deficit of $452.4 million. Our net loss was $9.8 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

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

Recent Developments

TRV027

On April 21, 2021, we announced that TRV027, our investigational, novel AT1 receptor selective agonist, has been selected for inclusion in an international, multi-site, adaptive, Phase 2-Phase 3 trial in COVID-19 patients being conducted and funded as part of REMAP-CAP (Randomised, Embedded, Multi-factorial, Adaptive Platform Trial for Community-Acquired Pneumonia).

We had previously announced TRV027 is being investigated in a proof-of-concept study by Imperial College London. A recent review of the interim data by this study’s Data Monitoring and Safety Committee, or DMSC, found that there were no safety concerns with TRV027, and the DMSC supported advancing TRV027 to a larger, more extensive study with clinical efficacy outcomes. Imperial College London anticipates winding down its study in the near future and is supporting the transition of TRV027 into the REMAP-CAP study.

On May 6, 2021, we also announced that TRV027 was selected for an NIH ACTIV (Accelerating COVID-19 Therapeutic Interventions and Vaccines) trial in COVID-19 patients. This is a multi-site, randomized, placebo-controlled, clinical trial with multiple treatment arms, each enrolling approximately 300 COVID-19 patients ≥ 18 years old. Multiple trial arms will test investigational agents, including TRV027, that target the RAAS through distinct mechanisms of action. The trial is evaluating the impact of TRV027 on recovery, supplemental oxygen use, need for mechanical ventilation and mortality.

Litigation

In October and November 2018, we and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the EDPA appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA related to OLINVYK, and certain statements concerning top-line results from our Phase 3 studies related to OLINVYK. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, we and the individual defendants filed our answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021. We and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and an $8.5 million payment will be made to the plaintiffs and their counsel, all of which will be funded by our insurance carriers. Upon entry into the agreement in principle, our liability related to this settlement became estimable and probable. Accordingly, we recorded in the fourth quarter of 2020 an estimated liability of $8.5 million and a corresponding insurance recovery of the same amount. We continue to believe that the claims are without merit, and if necessary we intend to vigorously defend ourselves against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties have agreed in principle to a settlement, which is subject to final documentation and approval by the Court. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. We recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

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

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), pursuant to which the lenders agreed to lend us up to $35.0 million in a three-tranche series of term loans, or the Term Loans. On March 2, 2020, we made our final payment under the loan and security agreement with the lenders.

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of March 31, 2021, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

See Note 4, included in Part 1, Item 1 of this Quarterly Report, for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under our stock-based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended
	2021	2020	Change
Revenue:
Product revenue	$209	$—	$209
Total revenue	209	—	209
Operating expenses:
Cost of goods sold	163	—	163
General and administrative	7,368	3,632	3,736
Research and development	2,636	2,191	445
Total operating expenses	10,167	5,823	4,344
Loss from operations	(9,958)	(5,823)	(4,135)
Other income (expense):
Change in fair value of warrant liability	3	3	—
Other income, net	69	69	—
Interest income	48	52	(4)
Interest expense	—	(29)	29
Loss on foreign currency exchange	(4)	3	(7)
Total other income	116	98	18
Net loss attributable to common stockholders	$(9,842)	$(5,725)	$(4,117)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three months ended March 31, 2021, we recorded $0.2 million in product revenue from the shipment of drug product to wholesalers. There was no revenue recorded for the three months ended March 31, 2020.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	% Increase (Decrease)
Cost of goods sold	$163	$—	100%

Cost of goods sold increased by $0.2 million, or 100%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

General and administrative expense

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, commercial, and other administrative areas, including expenses associated with stock‑based compensation and travel. Other general and administrative expenses include professional fees for legal, field sales organization, market research, consulting, and accounting services.

General and administrative expenses for the three months ended March 31, 2021 increased by $3.7 million or 103% as compared to the same period in 2020, primarily related to increases in commercialization activities.

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

Research and development expenses increased by $0.4 million, or 20%, for the three months ended March 31, 2021, as compared to the same period in 2020. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	2021	2020
Personnel-related costs	$1,277	$1,424
OLINVYK	185	135
TRV027	109	5
TRV045	895	11
TRV250	(25)	415
Other research and development	195	201
	$2,636	$2,191

The higher research and development expenses incurred during the three months ended March 31, 2021 compared to the same period in 2020 were the result of increased spending to support the development of TRV027 and TRV045.

Total other income

Total other income, net for the three months ended March 31, 2021 was comparable to the same period in 2020, primarily related to sublease income from Vanguard.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At March 31, 2021, we had an accumulated deficit of $452.4 million, working capital of $96.1 million, cash and cash equivalents of $97.7 million, and restricted cash of $1.3 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $47.2 million of available capacity as of March 31, 2021.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other general and administrative expenditures. We anticipate these expenses to increase in 2021 as we initiated commercial launch of OLINVYK in the first quarter of 2021. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $14.0 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. We incurred net losses of $9.8 million and $5.7 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,997)	$(6,218)
Investing activities	(416)	3,500
Financing activities	2,730	(1,496)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,683)	$(4,214)

Net cash used in operating activities

Net cash used in operating activities was $14.0 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $9.8 million and changes in operating assets and liabilities of $5.5 million, partially offset by stock-based compensation of $1.1 million and depreciation expense of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash (used in)/provided by investing activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2021 and net cash provided by investing activities was $3.5 million for the three months ended March 31, 2020. Investing activities for the three months ended March 31, 2021 consisted of an increase in long-term deposits. Investing activities for the three months ended March 31, 2020 consisted primarily of purchases and maturities of marketable securities.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2021, which was primarily due to net proceeds of $2.8 million from the HCW ATM Program.

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

We believe that our cash and cash equivalents as of March 31, 2021, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Please see “Risk Factors” section of this Quarterly Report and our Annual Report for additional risks associated with our substantial capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment of $8.5 million will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. The Company has recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. The Company continues to believe that the claims are without merit, and if necessary, the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties have agreed in principle to a settlement, which is subject to final documentation and approval by the Court. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

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

There have been no material changes to our risk factors disclosed in our Annual Report. The risk factors disclosed in our Annual Report are incorporated herein by reference.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) Statement of Stockholders’ Equity for the period from January 1, 2021 to March 31, 2021, (iv) Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: May 6, 2021

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer