Form 10-Q
period 2021-06-30
TREVENA INC
filed 2021-08-12
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 10, 2021: 164,508,838

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

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,952	$109,403
Accounts receivable, net	137	71
Inventories	1,045	—
Insurance recovery	9,000	9,000
Prepaid expenses and other current assets	1,998	570
Total current assets	103,132	119,044
Restricted cash	1,310	1,310
Property and equipment, net	2,039	2,253
Right-of-use lease asset	4,921	5,119
Other assets	799	13
Total assets	$112,201	$127,739
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,374	$1,693
Accrued expenses and other current liabilities	2,852	5,168
Estimated settlement liability	9,000	9,000
Lease liability	748	703
Total current liabilities	14,974	16,564
Leases, net of current portion	6,718	7,101
Warrant liability	1	6
Total liabilities	21,693	23,671
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 164,508,838 and 159,999,917 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	165	160
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	556,721	546,422
Accumulated deficit	(466,378)	(442,514)
Total stockholders’ equity	90,508	104,068
Total liabilities and stockholders’ equity	$112,201	$127,739

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$178	$—	$387	$—
Total revenue	178	—	387	—
Operating expenses:
Cost of goods sold	258	—	421	—
Selling, general and administrative	10,545	3,300	17,913	6,932
Research and development	3,449	2,958	6,085	5,149
Total operating expenses	14,252	6,258	24,419	12,081
Loss from operations	(14,074)	(6,258)	(24,032)	(12,081)
Other income (expense):
Change in fair value of warrant liability	2	(6)	5	(3)
Other income, net	7	26	76	95
Interest income	43	16	91	68
Interest expense	—	—	—	(29)
(Loss) gain on foreign currency exchange	—	—	(4)	3
Total other income	52	36	168	134
Net loss and comprehensive loss	$(14,022)	$(6,222)	$(23,864)	$(11,947)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.06)	$(0.15)	$(0.12)
Weighted average common shares outstanding, basic and diluted	163,370,485	111,297,428	161,936,680	103,814,876

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional		Total
	of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2021	159,999,917	$160	$546,422	$(442,514)	$104,068
Stock-based compensation expense	—	—	1,111	—	1,111
Exercise of stock options	5,000	—	9	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	(69)	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	2,791	—	2,792
Net loss	—	—	—	(9,842)	(9,842)
Balance, March 31, 2021	161,273,660	$161	$550,264	$(452,356)	$98,069
Stock-based compensation expense	—	—	1,182	—	1,182
Exercise of stock options	132,184	1	170	—	171
Issuance of common stock, net of issuance costs	3,058,879	3	5,153	—	5,156
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	44,115	—	(48)	—	(48)
Net loss	—	—		(14,022)	(14,022)
Balance, June 30, 2021	164,508,838	$165	$556,721	$(466,378)	$90,508

Balance, January 1, 2020	94,213,760	$94	$443,129	$(413,145)	$30,078
Stock-based compensation expense	—	—	891	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	3,551
Net loss	—	—	—	(5,725)	(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$(418,870)	$28,795
Stock-based compensation expense	—	—	766	—	766
Issuance of common stock, net of issuance costs	28,135,057	28	32,001	—	32,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	45,211	—	(40)	—	(40)
Net loss	—	—	—	(6,222)	(6,222)
Balance, June 30, 2020	127,210,272	$127	$480,293	$(425,092)	$55,328

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(23,864)	$(11,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	257
Stock-based compensation	2,293	1,657
Noncash interest expense on loans	—	8
Revaluation of warrant liability	(5)	3
Change in right-of-use asset	198	169
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,490)	(765)
Inventories	(1,045)	—
Operating lease liabilities	(334)	(293)
Accounts payable, accrued expenses and other liabilities	(1,635)	(628)
Net cash used in operating activities	(25,668)	(11,539)
Investing activities:
Long term deposits	(790)	—
Maturities of marketable securities	—	3,500
Net cash (used in) provided by investing activities	(790)	3,500
Financing activities:
Proceeds from exercise of common stock options	180	—
Proceeds from issuance of common stock, net	7,948	35,580
Payment of employee withholding taxes on vested restricted stock units	(117)	—
Finance lease payments	(4)	(5)
Repayments of loans payable, net	—	(5,045)
Net cash provided by financing activities	8,007	30,530
Net decrease in cash, cash equivalents and restricted cash	(18,451)	22,491
Cash, cash equivalents and restricted cash—beginning of period	110,713	33,614
Cash, cash equivalents and restricted cash—end of period	$92,262	$56,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$18

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

June 30, 2021

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to commercializing its lead asset, OLINVYK® (oliceridine) injection, or OLINVYK, and to research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In August 2020, the United States Food and Drug Administration, or FDA, approved the new drug application, or NDA, for OLINVYK. The Company initiated commercial launch of OLINVYK in the first quarter of 2021.

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2021, the Company had an accumulated deficit of $466.4 million. The Company’s net loss was $23.9 million and $11.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2021 is sufficient to fund operations for more than one year after the date of this filing. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of June 30, 2021, its results of operations and its comprehensive loss for the three and six months ended June 30, 2021 and 2020, its statement of stockholders’ equity for the period from January 1, 2021 to June 30, 2021 and for the period January 1, 2020 to June 30, 2020, and its statements of cash flows for the six months ended June 30, 2021 and 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Remote working arrangements and travel restrictions imposed by various jurisdictions have had a limited impact on our ability to maintain operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including vaccine adoption and effectiveness, the impact of emerging variants of the novel coronavirus, the actions taken to contain or treat COVID-19, including as a result of new information that may emerge concerning COVID-19.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 5.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$10,557	$—	$—	$10,557	$9,247	$1,310	$—
Level 1 (1):
Money market funds	81,705	—	—	81,705	81,705	—	—
Subtotal	81,705	—	—	81,705	81,705	—	—
Total	$92,262	$—	$—	$92,262	$90,952	$1,310	$—

	December 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,100	$—	$—	$6,100	$4,790	$1,310	$—
Level 1 (1):
Money market funds	104,613	—	—	104,613	104,613	—	—
Subtotal	104,613	—	—	104,613	104,613	—	—
Total	$110,713	$—	$—	$110,713	$109,403	$1,310	$—
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of June 30, 2021, the Company did not hold any investment securities exceeding a one-year maturity.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive income (loss) on a specific identification basis. The Company did not record any realized gains or losses during the three and six months ended June 30, 2021 and 2020. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2021, or the year ended December 31, 2020.

4. Inventories, net

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are recorded as period costs in the period incurred. OLINVYK was approved by the FDA in August 2020. Prior to FDA approval, all manufacturing costs for OLINVYK were expensed to research and development. Upon FDA approval, manufacturing costs for OLINVYK manufactured for commercial sale have been capitalized as inventory cost. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense.

The Company periodically evaluates the carrying value of inventory on hand using the same lower of cost or net realizable value approach as that used to initially value the inventory. Valuation adjustments may be required for slow-moving or obsolete inventory or in any situations where market conditions have caused net realizable value to fall below the carrying cost of the inventory.

5. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of June 30, 2021. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of June 30, 2021. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. Between April 1, 2021 and May 10, 2021, the Company issued and sold approximately 3.1 million shares of common stock under the HCW ATM Program for net proceeds of approximately $5.2 million, after deducting related expenses, including commissions. There were no sales under the HCW ATM Program subsequent to May 10, 2021. For the six months ended June 30, 2021, the Company issued and sold approximately 4.3 million shares of common stock under the HCW ATM Program for net proceeds of approximately $8.1 million, after deducting related expenses, including commissions. As of June 30, 2021, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$248	$204	$508	$413
Selling, general and administrative	925	562	1,765	1,244
Cost of goods sold	9	—	20	—
Total stock-based compensation	$1,182	$766	$2,293	$1,657

Stock Options

A summary of stock option activity and related information through June 30, 2021 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2020	9,564,519	$3.07	7.17
Granted	2,496,242	1.90
Exercised	(137,184)	1.31
Forfeited/Cancelled	(127,818)	3.02
Balance, June 30, 2021	11,795,759	$2.85	7.28
Vested or expected to vest at June 30, 2021	11,795,759	$2.85	7.28
Exercisable at June 30, 2021	6,662,268	$3.57	5.87

The aggregate intrinsic value of options exercisable as of June 30, 2021 was $1.2 million, based on the difference between the Company’s closing stock price of $1.69 and the exercise price of each stock option. At June 30, 2021, there was $6.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 3.16 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2021 and 2020 was estimated at $1.48 and $0.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2021	2020
Expected term of options (in years)	6.1	5.7
Risk-free interest rate	0.9%	0.7%
Expected volatility	97.7%	96.1%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2020	3,771,342	$1.66
Granted	—	—
Vested	(143,750)	0.85
Forfeited	(124,560)	1.97
Non-vested at June 30, 2021	3,503,032	$1.69

For the six months ended June 30, 2021, the Company recorded $1.0 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations and comprehensive loss.

As of June 30, 2021, there was $4.8 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.21 years.

Shares Available for Future Grant

At June 30, 2021, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2020	4,053,501	252,500
Authorized	6,399,997	—
Granted	(2,496,242)	—
Shares withheld for taxes not issued	49,915	—
Forfeited/Cancelled	252,378	—
Available at June 30, 2021	8,259,549	252,500

Shares Reserved for Future Issuance

At June 30, 2021, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	11,548,259
Restricted stock units outstanding under 2013 Plan	3,503,032
Shares reserved for future issuance under 2013 Plan	8,259,549
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	295,591
Total shares of common stock reserved for future issuance	24,332,237

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$4,921	$5,119
Other current liabilities	741	696
Operating lease liabilities	6,717	7,097
Total operating lease liabilities	$7,458	$7,793

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(38)	(34)
Property and equipment, net	7	11
Other current liabilities	7	7
Other long-term liabilities	1	4
Total finance lease liabilities	$8	$11

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease rental expense	$311	$373	$829	$692
Other income	(304)	(301)	(617)	(601)
Total operating lease costs	$7	$72	$212	$91

Finance lease costs:
Amortization of right-of-use assets	2	2	4	4
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$2	$2	$4	$4

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(347)	$(188)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(4)	(5)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2021 (July 1 - December 31)	$693	$4
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026 and beyond	3,661	—
Total minimum lease payments	$10,104	$8
Interest Expense	(2,646)	-
Lease liability	$7,458	$8

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2021 (July 1 - December 31)	$550
2022	1,118
2023	1,139
2024	996
2025	—
2026 and beyond	—
Total minimum lease payments	$3,803

Lease term and discount rates are as follows:

	Six Months Ended June 30,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	7	8
Finance leases	1	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment of $8.5 million will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. The Company has recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. The Company continues to believe that the claims are without merit, and if necessary, the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

7. Product Revenue

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

Concentration of Revenue

Two of the Company’s largest customers account for 100% of total product revenue for the six months ended June 30, 2021.

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the six months ended June 30, 2021 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2021	$2	$5	$10
Provision related to current period sales	19	28	59
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	(7)	—	(6)
Balance, June 30, 2021	$14	$33	$63

8. License Revenue

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

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(14,022)	$(6,222)	$(23,864)	$(11,947)
Weighted average common shares outstanding	163,370,485	111,297,428	161,936,680	103,814,876
Net loss per share of common stock - basic and diluted	$(0.09)	$(0.06)	$(0.15)	$(0.12)

The following outstanding securities at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2021	2020
Options outstanding	11,795,759	8,046,378
RSUs outstanding	3,503,032	3,008,435
Warrants	295,591	623,091
Total	15,594,382	11,677,904

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing OLINVYK. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2021, we had an accumulated deficit of $466.4 million. Our net loss was $23.9 million and $11.9 million for the six months ended June 30, 2021 and 2020, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

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

Recent Developments

OLINVYK Phase 3 Trial in China

On July 8, 2021, we announced that our partner in China enrolled the first patient in a Phase 3 trial for OLINVYK. This is a randomized, double-blind, active-controlled study that will enroll approximately 160 patients following abdominal surgery. The study includes an OLINVYK arm and an IV morphine positive control arm. The primary efficacy endpoint is the proportion of responders to study medication based on their pain numeric rating scale (NRS) at the end of the randomized 24-hour treatment period. Safety and tolerability will be assessed by respiratory depression adverse events (AEs), sedation AEs, the use of rescue antiemetics, clinician- and patient-reported satisfaction, and other measures. The study was developed based on feedback from the Chinese National Medical Products Administration (NMPA). Following study completion, Nhwa expects to have sufficient clinical data, accompanied by our existing clinical data, to submit OLINVYK for regulatory approval in China.

OLINVYK Respiratory Physiology Study

On July 7, 2021, we announced that we have initiated a new study evaluating the physiologic impact of OLINVYK on respiratory function in elderly/obese subjects.

This study is being led by Albert Dahan, M.D., Ph.D., Professor of Anesthesiology at the Leiden University Medical Center and a leading clinical researcher on the effects of opioid medications on respiratory physiology in humans. This study expands upon previously published work that we reported in collaboration with Dr. Dahan’s research team. That work used clinical utility function analysis methodology based on the original OLINVYK Phase 1 ventilatory response to hypercapnia (VRH) data. Clinical utility function analysis is a novel method used in various scientific areas of research that integrates multiple physiologic inputs into a single integrated output function, as a method of estimated risk and benefit. In this study, the integrated inputs of interest are analgesia (benefit) and respiratory depression (risk).

This is a Phase 1 randomized, double-blind, four-period crossover trial enrolling subjects ≥ 55 years old across a range of BMIs. The study aims to recruit ~50% of subjects who are ≥ 65 years old and ~30% of subjects with a BMI > 30 kg/m2. All subjects will receive two doses of OLINVYK and two doses of IV morphine to obtain a range of plasma concentrations that span the clinically relevant range for each medication. Respiratory depression will be assessed using the VRH measure, which is widely recognized as a precise method to assess respiratory physiology in humans. Analgesia will be measured using the cold pressor test, which is a valid and sensitive index of the pharmacologic effects of opioid agonists. The study will evaluate the ventilatory and analgesic effects of both treatments through population PK / PD modeling and clinical utility function analysis. Enrollment is expected to begin in Q3 2021, and we expect to report topline data by year-end 2021.

Russell Indexes

Effective June 28, 2021, we have been added to the small-cap Russell 2000® Index, the broad-market Russell 3000® Index, and the Russell Microcap® Index. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell’s US indexes.

Litigation

In October and November 2018, we and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the EDPA appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA related to OLINVYK, and certain statements concerning top-line results from our Phase 3 studies related to OLINVYK. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, we and the individual defendants filed our answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. We and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and an $8.5 million payment will be made to the plaintiffs and their counsel, all of which will be funded by our insurance carriers. Upon entry into the agreement in principle, our liability related to this settlement became estimable and probable. Accordingly, we recorded in the fourth quarter of 2020 an estimated liability of $8.5 million and a corresponding insurance recovery of the same amount. We continue to believe that the claims are without merit, and if necessary we intend to vigorously defend ourselves against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. We recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

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

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of June 30, 2021, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020 (in thousands)

	Three Months Ended			Six Months Ended
	2021	2020	Change	2021	2020	Change
Revenue:
Product revenue	$178	$—	$178	$387	$—	$387
Total revenue	178	—	178	387	—	387
Operating expenses:
Cost of goods sold	258	—	258	421	—	421
Selling, general and administrative	10,545	3,300	7,245	17,913	6,932	10,981
Research and development	3,449	2,958	491	6,085	5,149	936
Total operating expenses	14,252	6,258	7,994	24,419	12,081	12,338
Loss from operations	(14,074)	(6,258)	(7,816)	(24,032)	(12,081)	(11,951)
Other income (expense):
Change in fair value of warrant liability	2	(6)	8	5	(3)	8
Other income, net	7	26	(19)	76	95	(19)
Interest income	43	16	27	91	68	23
Interest expense	—	—	—	—	(29)	29
Loss on foreign currency exchange	—	—	—	(4)	3	(7)
Total other income	52	36	16	168	134	34
Net loss attributable to common stockholders	$(14,022)	$(6,222)	$(7,800)	$(23,864)	$(11,947)	$(11,917)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and six months ended June 30, 2021, we recorded $0.2 million and $0.4 million, respectively, in product revenue from the shipment of drug product to wholesalers. There was no revenue recorded for the three or six months ended June 30, 2020.

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, third party manufacturing variances and indirect overhead costs which are recorded as period costs in the period incurred.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$258	$—	$421	$—

Cost of goods sold increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to the same period in 2020, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

Selling, general and administrative expense

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, commercial, and other administrative areas, including expenses associated with stock‑based compensation and travel. Other selling, general and administrative expenses include professional fees for legal, field sales organization, medical affairs, market research, consulting, and accounting services.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased by $7.2 million or 220% as compared to the same period in 2020, and increased by $10.9 or 158% for the six months ended June 30, 2021, as compared to the same period in 2020. The increase in both the three and six month periods was primarily related to increases in commercialization activities.

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

Research and development expenses increased by $0.5 million, or 17%, for the three months ended June 30, 2021, as compared to the same period in 2020, and increased by $0.9 million, or 18%, for the six months ended June 30, 2021 as compared to the same period in 2020. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Personnel-related costs	$1,367	$1,355	$2,644	$2,778
OLINVYK	421	696	606	831
TRV027	114	366	223	371
TRV045	1,058	295	1,953	306
TRV250	222	114	197	530
Other research and development	267	132	462	333
	$3,449	$2,958	$6,085	$5,149

The higher research and development expenses incurred during the three and six months ended June 30, 2021 compared to the same period in 2020 were the result of increased spending to support the development of TRV045.

Total other income

Total other income, net for the three and six months ended June 30, 2021 was comparable to the same periods in 2020, due to higher interest income offset by lower sublease income from Vanguard and no interest expense in 2021.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At June 30, 2021, we had an accumulated deficit of $466.4 million, working capital of $88.2 million, cash and cash equivalents of $91.0 million, and restricted cash of $1.3 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of June 30, 2021.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. We anticipate these expenses to increase in 2021 as we initiated commercial launch of OLINVYK in the first quarter of 2021. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $25.7 million and $11.5 million for the six months ended June 30, 2021 and 2020, respectively. We incurred net losses of $23.9 million and $11.9 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(25,668)	$(11,539)
Investing activities	(790)	3,500
Financing activities	8,007	30,530
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,451)	$22,491

Net cash used in operating activities

Net cash used in operating activities was $25.7 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $23.9 million and changes in operating assets and liabilities of $4.5 million, partially offset by stock-based compensation of $2.3 million and depreciation expense of $0.2 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $11.9 million and changes in operating assets and liabilities of $1.7 million, partially offset by stock-based compensation of $1.7 million and depreciation expense of $0.3 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash (used in)/provided by investing activities

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2021 and net cash provided by investing activities was $3.5 million for the six months ended June 30, 2020. Investing activities for the six months ended June 30, 2021 consisted of an increase in long-term deposits on commercial contracts. Investing activities for the six months ended June 30, 2020 consisted primarily of purchases and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2021, which was primarily due to net proceeds of $7.9 million from the HCW ATM Program.

Net cash provided by financing activities was $30.5 million for the six months ended June 30, 2020, which was primarily due to net proceeds of $35.6 million from the ATM Program partially offset by principal repayments on our Term Loans of $3.2 million and an additional final fee payment of $1.9 million.

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

We believe that our cash and cash equivalents as of June 30, 2021, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs seek, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement, which is subject to approval by the Court, and the Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. The Company and the individual defendants do not acknowledge any wrongdoing as part of the settlement, and a monetary payment of $8.5 million will be made to the plaintiffs and their counsel, all of which will be funded by the Company’s insurance carriers. The Company has recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. The Company continues to believe that the claims are without merit, and if necessary, the Company intends to vigorously defend itself and its former officers against the allegations.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involve facts similar to the consolidated securities lawsuits, assert claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants do not acknowledge any wrongdoing as part of the settlement. The Company has agreed to make certain corporate governance changes, and a monetary payment of $500,000 will be made to plaintiffs’ counsel, all of which will be funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iii) Statement of Stockholders’ Equity for the period from January 1, 2021 to June 30, 2021, (iv) Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: August 12, 2021

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer