Form 10-Q
period 2021-09-30
TREVENA INC
filed 2021-11-15
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 12, 2021: 164,518,213

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;

●	our sales, marketing and manufacturing capabilities and strategies;

●	any ongoing or planned clinical trials and preclinical studies for our product candidates;

●	our ability to have the FDA clinical hold lifted on the TRV045 Phase 1 study;

●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;

●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;

●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;

●	our plan to develop and potentially commercialize our product candidates;

●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;

●	the size of the markets for our product candidates;

●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistic providers;

●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties;

●	ongoing litigation; and

●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,646	$109,403
Accounts receivable, net	103	71
Inventories	1,310	—
Insurance recovery	—	9,000
Prepaid expenses and other current assets	2,345	570
Total current assets	82,404	119,044
Restricted cash	1,311	1,310
Property and equipment, net	1,947	2,253
Right-of-use lease asset	4,815	5,119
Other assets	1,171	13
Total assets	$91,648	$127,739
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,969	$1,693
Accrued expenses and other current liabilities	3,678	5,168
Estimated settlement liability	—	9,000
Lease liability	770	703
Total current liabilities	7,417	16,564
Leases, net of current portion	6,516	7,101
Warrant liability	—	6
Total liabilities	13,933	23,671
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 164,518,213 and 159,999,917 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	165	160
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	557,707	546,422
Subscription receivable	(8)	—
Accumulated deficit	(480,149)	(442,514)
Total stockholders’ equity	77,715	104,068
Total liabilities and stockholders’ equity	$91,648	$127,739

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$112	$—	$499	$—
License revenue	69	3,000	69	3,000
Total revenue	181	3,000	568	3,000
Operating expenses:
Cost of goods sold	199	—	620	—
Selling, general and administrative	10,438	4,089	28,351	11,021
Research and development	3,404	4,301	9,489	9,450
Total operating expenses	14,041	8,390	38,460	20,471
Loss from operations	(13,860)	(5,390)	(37,892)	(17,471)
Other income (expense):
Change in fair value of warrant liability	1	(14)	6	(17)
Other income, net	51	75	127	170
Interest income	39	78	130	146
Interest expense	—	—	—	(29)
(Loss) gain on foreign currency exchange	(2)	—	(6)	3
Total other income	89	139	257	273
Loss before income tax expense	(13,771)	(5,251)	(37,635)	(17,198)
Foreign income tax expense	—	(300)	—	(300)
Net loss and comprehensive loss	$(13,771)	$(5,551)	$(37,635)	$(17,498)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.04)	$(0.23)	$(0.15)
Weighted average common shares outstanding, basic and diluted	164,510,570	144,335,143	162,811,136	117,420,221

See accompanying notes to financial statements.

TREVENA, INC.

Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional			Total
	of	Par	Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	Equity
Balance, January 1, 2021	159,999,917	$160	$546,422	$—	$(442,514)	$104,068
Stock-based compensation expense	—	—	1,111	—	—	1,111
Exercise of stock options	5,000	—	9	—	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	(69)	—	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	2,791	—	—	2,792
Net loss	—	—	—	—	(9,842)	(9,842)
Balance, March 31, 2021	161,273,660	$161	$550,264	$—	$(452,356)	$98,069
Stock-based compensation expense	—	—	1,182	—	—	1,182
Exercise of stock options	132,184	1	170	—	—	171
Issuance of common stock, net of issuance costs	3,058,879	3	5,153	—	—	5,156
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	44,115	—	(48)	—	—	(48)
Net loss	—	—	—	—	(14,022)	(14,022)
Balance, June 30, 2021	164,508,838	$165	$556,721	$—	$(466,378)	$90,508
Stock-based compensation expense	—	—	978	—	—	978
Subscription receivable	9,375	—	8	(8)	—	—
Net loss	—	—	—	—	(13,771)	(13,771)
Balance, September 30, 2021	164,518,213	$165	$557,707	$(8)	$(480,149)	$77,715

Balance, January 1, 2020	94,213,760	$94	$443,129	$—	$(413,145)	$30,078
Stock-based compensation expense	—	—	891	—	—	891
Issuance of common stock, net of issuance costs	4,816,244	5	3,546	—	—	3,551
Net loss	—	—	—	—	(5,725)	(5,725)
Balance, March 31, 2020	99,030,004	$99	$447,566	$—	$(418,870)	$28,795
Stock-based compensation expense	—	—	766	—	—	766
Issuance of common stock, net of issuance costs	28,135,057	28	32,001	—	—	32,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	45,211	—	(40)	—	—	(40)
Net loss	—	—	—	—	(6,222)	(6,222)
Balance, June 30, 2020	127,210,272	$127	$480,293	$—	$(425,092)	$55,328
Stock-based compensation expense	—	—	787	—	—	787
Subscription receivable	197,640	—	135	(135)	—	—
Issuance of common stock, net of issuance costs	29,420,175	30	60,614	—	—	60,644
Net exercise of common stock warrant	201,925	—	—	—	—	—
Net loss	—	—	—	—	(5,551)	(5,551)
Balance, September 30, 2020	157,030,012	$157	$541,829	$(135)	$(430,643)	$111,208

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(37,635)	$(17,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	368
Stock-based compensation	3,271	2,444
Noncash interest expense on loans	—	8
Revaluation of warrant liability	(6)	17
Change in right-of-use asset	304	259
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,801)	680
Inventories	(1,310)	—
Insurance recovery	9,000	—
Settlement liability	(9,000)	—
Operating lease liabilities	(512)	(448)
Accounts payable, accrued expenses and other liabilities	(214)	(92)
Net cash used in operating activities	(37,581)	(14,262)
Investing activities:
Purchases of property and equipment	(16)	—
Long term deposits	(1,164)	—
Maturities of marketable securities	—	3,500
Net cash (used in) provided by investing activities	(1,180)	3,500
Financing activities:
Proceeds from exercise of common stock options	180	—
Proceeds from issuance of common stock, net	7,948	96,233
Payment of employee withholding taxes on vested restricted stock units	(117)	(40)
Finance lease payments	(6)	(8)
Repayments of loans payable, net	—	(5,045)
Net cash provided by financing activities	8,005	91,140
Net decrease in cash, cash equivalents and restricted cash	(30,756)	80,378
Cash, cash equivalents and restricted cash—beginning of period	110,713	33,614
Cash, cash equivalents and restricted cash—end of period	$79,957	$113,992
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$19
Subscription receivable on exercise of options	$8	$135

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Unaudited Financial Statements

September 30, 2021

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2021, the Company had an accumulated deficit of $480.1 million. The Company’s net loss was $37.6 million and $17.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2021 is sufficient to fund operations for more than one year after the date of this filing. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s balance sheets as of September 30, 2021, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2021 and 2020, its statement of stockholders’ equity for the period from January 1, 2021 to September 30, 2021 and for the period January 1, 2020 to September 30, 2020, and its statements of cash flows for the nine months ended September 30, 2021 and 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Remote working arrangements and travel restrictions imposed by various jurisdictions have had a limited impact on our ability to maintain operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including vaccine adoption and effectiveness, the impact of emerging variants of the novel coronavirus, and the actions taken to contain or treat COVID-19.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$7,214	$—	$—	$7,214	$5,903	$1,311	$—
Level 1 (1):
Money market funds	72,743	—	—	72,743	72,743	—	—
Subtotal	72,743	—	—	72,743	72,743	—	—
Total	$79,957	$—	$—	$79,957	$78,646	$1,311	$—

	December 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$6,100	$—	$—	$6,100	$4,790	$1,310	$—
Level 1 (1):
Money market funds	104,613	—	—	104,613	104,613	—	—
Subtotal	104,613	—	—	104,613	104,613	—	—
Total	$110,713	$—	$—	$110,713	$109,403	$1,310	$—
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2021, or the year ended December 31, 2020.

4. Inventories

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

5. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of September 30, 2021. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2021. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

Registered Underwritten Public Offering

In August 2020, the Company closed a registered underwritten public offering of 25,000,000 shares of its common stock at a public offering price of $2.30 per share for net proceeds to the Company of approximately $53.7 million, after deducting underwriting discounts and commissions and offering expenses.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. There were no sales under the HCW ATM Program in the third quarter of 2021. As of September 30, 2021, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$279	$203	$787	$616
Selling, general and administrative	690	584	2,455	1,828
Cost of goods sold	9	—	29	—
Total stock-based compensation	$978	$787	$3,271	$2,444

Stock Options

A summary of stock option activity and related information through September 30, 2021 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2020	9,564,519	$3.07	7.17
Granted	2,657,642	1.86
Exercised	(146,559)	1.28
Forfeited/Cancelled	(521,726)	2.77
Balance, September 30, 2021	11,553,876	$2.83	6.99
Vested or expected to vest at September 30, 2021	11,553,876	$2.83	6.99
Exercisable at September 30, 2021	6,917,596	$3.45	5.69

The aggregate intrinsic value of options exercisable as of September 30, 2021 was $0.5 million, based on the difference between the Company’s closing stock price of $1.23 and the exercise price of each stock option. At September 30, 2021, there was $5.9 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 3.01 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2021 and 2020 was estimated at $1.45 and $0.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2021	2020
Expected term of options (in years)	6.1	5.7
Risk-free interest rate	0.9%	0.7%
Expected volatility	97.8%	96.1%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the year:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2020	3,771,342	$1.66
Granted	27,500	1.20
Vested	(143,750)	0.85
Forfeited	(624,075)	1.61
Non-vested at September 30, 2021	3,031,017	$1.71

For the nine months ended September 30, 2021, the Company recorded $1.4 million in stock-based compensation expense related to RSUs, which is reflected in the statement of operations and comprehensive loss.

As of September 30, 2021, there was $3.8 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.08 years.

Shares Available for Future Grant

At September 30, 2021, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2020	4,053,501	252,500
Authorized	6,399,997	—
Granted	(2,685,142)	—
Shares withheld for taxes not issued	49,915	—
Forfeited/Cancelled	1,145,801	—
Available at September 30, 2021	8,964,072	252,500

Shares Reserved for Future Issuance

At September 30, 2021, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	11,306,376
Restricted stock units outstanding under 2013 Plan	3,031,017
Shares reserved for future issuance under 2013 Plan	8,964,072
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	295,591
Total shares of common stock reserved for future issuance	24,322,862

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$4,815	$5,119
Other current liabilities	765	696
Operating lease liabilities	6,516	7,097
Total operating lease liabilities	$7,281	$7,793

Finance leases:
Property and equipment, at cost	$44	$45
Accumulated depreciation	(38)	(34)
Property and equipment, net	6	11
Other current liabilities	5	7
Other long-term liabilities	—	4
Total finance lease liabilities	$5	$11

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease rental expense	$309	$277	$1,362	$950
Other income	(305)	(303)	(881)	(904)
Total operating lease costs	$4	$(26)	$481	$46

Finance lease costs:
Amortization of right-of-use assets	2	2	6	7
Interest on lease liabilities	—	—	—	1
Total finance lease costs	$2	$2	$6	$8

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(647)	$(117)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(6)	(8)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2021 (October 1 - December 31)	$348	$1
2022	1,401	4
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026 and beyond	3,661	—
Total minimum lease payments	$9,759	$5
Interest Expense	(2,478)	—
Lease liability	$7,281	$5

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2021 (October 1 - December 31)	$276
2022	1,118
2023	1,139
2024	996
2025	—
2026 and beyond	—
Total minimum lease payments	$3,529

Lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	7	8
Finance leases	1	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs sought, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement of $8.5 million, all of which was to be paid by the Company’s insurance carriers, subject to approval by the Court. The Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. The Company and the individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. As expected, the $8.5 million was paid by the Company’s insurance carriers, and the litigation is now resolved. The Company continues to believe that the claims were without merit.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involved facts similar to the consolidated securities lawsuits, asserted claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company agreed to make certain corporate governance changes, and a monetary payment of $500,000 was made to plaintiffs’ counsel, all of which was funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount. As expected, the $0.5 million was paid by the Company’s insurance carriers, and the litigation is now resolved.

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

Concentration of Revenue

The Company’s three customers account for 100% of total product revenue for the nine months ended September 30, 2021.

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the nine months ended September 30, 2021 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2021	$2	$5	$10
Provision related to current period sales	22	37	74
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	(10)	(1)	(33)
Balance, September 30, 2021	$14	$41	$51

8. License Revenue

License and Commercialization Agreement with Pharmbio Korea Inc.

In April 2018, the Company entered into an exclusive license agreement with Pharmbio Korea Inc., or Pharmbio, for the development and commercialization of OLINVYK for the management of moderate-to-severe acute pain in South Korea. Under the terms of the agreement, the Company received an upfront, non-refundable cash payment of $3.0 million (less applicable withholding taxes of $0.5 million) in June 2018, and will receive a cash commercial milestone payment of up to $0.5 million if OLINVYK is approved in South Korea and tiered royalties on product sales in South Korea ranging from high single digits to 20%, less applicable withholding taxes. As part of the agreement, the Company also granted Pharmbio an option to manufacture OLINVYK, on a non-exclusive basis, for the development and commercialization of the product in South Korea, subject to a separate arrangement to be entered into if Pharmbio exercises the option. The license agreement is terminable by Pharmbio for any reason upon 180 days written notice.

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

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(13,771)	$(5,551)	$(37,635)	$(17,498)
Weighted average common shares outstanding	164,510,570	144,335,143	162,811,136	117,420,221
Net loss per share of common stock - basic and diluted	$(0.08)	$(0.04)	$(0.23)	$(0.15)

The following outstanding securities at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2021	2020
Options outstanding	11,553,876	7,848,738
RSUs outstanding	3,031,017	3,008,435
Warrants	295,591	295,591
Total	14,880,484	11,152,764

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing OLINVYK. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2021, we had an accumulated deficit of $480.1 million. Our net loss was $37.6 million and $17.5 million for the nine months ended September 30, 2021 and 2020, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

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

Recent Developments

Appointment of Executive Officer

On November 10, 2021, our board of directors appointed Patricia Drake as our Chief Commercial Officer. Ms. Drake comes to the Trevena with over 30 years of experience in a variety of U.S. and global commercial roles in marketing, sales and strategy.

OLINVYK Cognition Study

In October 2021, we entered into an agreement with the Center for Human Drug Research in Leiden, Netherlands to initiate a new study evaluating the impact of OLINVYK on cognitive function and pain thresholds in healthy volunteer subjects.

Interest in the formal assessment of cognitive function outcomes was prompted by informal clinician observations in both the Phase 3 ATHENA open-label safety study, and in early clinical use of OLINVYK. The study is a randomized, double-blind, placebo-controlled, dose-ranging crossover study and will investigate the effect of intravenous OLINVYK on both cognitive functioning and nociceptive thresholds compared to intravenous morphine. All subjects will receive two doses of OLINVYK and two doses of IV morphine to obtain a range of plasma concentrations that span the clinically relevant range for each medication. Cognitive function will be evaluated using tests contained within the NeuroCart® test battery, a validated neurocognitive test methodology developed by CHDR scientists. A broad array of cognitive outcomes will be evaluated including motor performance, attention, reaction time, memory and executive function. Analgesia will be determined by assessment of pain thresholds using the cold pressor test. Pharmacokinetic measures will be obtained and the data analyzed through PK/PD modeling of analgesia and cognitive outcomes. The study is planned to include approximately 20 healthy subjects. Enrollment is expected to begin in the first quarter of 2022, and we expect data to be reported by mid-year 2022.

Results of TRV027 Proof-of-Concept Study in COVID-19 Patients

In September 2021, we announced the results of the TRV027 Proof-of-Concept Study in COVID-19 patients, sponsored by Imperial College London. The primary endpoint was mean change from baseline in D-dimer levels at three days following the start of drug administration. D-dimer is a biomarker used to monitor the risk of abnormal clotting throughout the vascular system, and has been used as a predictor of critical disease progression and mortality in hospitalized COVID-19 patients.

Among TRV027 treated patients, 70% (7 of 10) experienced a reduction in circulating levels of D-dimer, compared to 27% (3 of 11) of patients on placebo. TRV027 was associated with a 92% probability of a potential beneficial treatment effect, based on a Bayesian model analysis recommended by the study’s Data Monitoring and Safety Committee (DMSC). In addition, a post-hoc analysis indicated that patients receiving TRV027 experienced an average 12-day reduction in time to discharge compared to placebo (11.4 vs. 23.3 days), with a median reduction of 4 days (8 vs. 12 days).

TRV045 Program for Diabetic Neuropathic Pain

In September 2021, we submitted an IND for TRV045, our selective S1P modulator for diabetic neuropathic pain. In October 2021, we received a clinical hold letter from the FDA regarding certain Phase 1 study design elements. Responding to the FDA’s comments, we refiled the IND and are prepared to initiate the Phase 1 program once the FDA provides final feedback.

Litigation

In October and November 2018, we and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the EDPA appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that we and two former officers made false and misleading statements regarding our business, operations, and prospects, including certain statements made relating to our End-of-Phase 2 meeting with the FDA related to OLINVYK, and certain statements concerning top-line results from our Phase 3 studies related to OLINVYK. The plaintiffs sought, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part defendants’ motion to dismiss. On October 2, 2020, we and the individual defendants filed our answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement of $8.5 million, all of which was to be paid by the Company’s insurance carriers, subject to approval by the Court. The Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. We and the individual defendants did not acknowledge any wrongdoing as part of the settlement. Upon entry into the agreement in principle, our liability related to this settlement became estimable and probable. Accordingly, we recorded in the fourth quarter of 2020 an estimated liability of $8.5 million and a corresponding insurance recovery of the same amount. As expected, the $8.5 million was paid by our insurance carriers, and the litigation is now resolved. We continue to believe that the claims were without merit.

In December 2018, a shareholder derivative action was filed on behalf of us and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involved facts similar to the consolidated securities lawsuits, asserted claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants did not acknowledge any wrongdoing as part of the settlement. We agreed to make certain corporate governance changes, and a monetary payment of $500,000 was made to plaintiffs’ counsel, all of which was funded by the Company’s insurance carriers. We recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount. As expected, the $0.5 million was paid by the Company’s insurance carriers, and the litigation is now resolved.

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

Senior Secured Tranched Term Loan Credit Facility

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and Pacific Western Bank (formerly Square 1 Bank), pursuant to which the lenders agreed to lend us up to $35.0 million in a three-

tranche series of term loans, or the Term Loans. On March 2, 2020, we made our final payment under the loan and security agreement with the lenders.

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of September 30, 2021, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020 (in thousands)

	Three Months Ended			Nine Months Ended
	2021	2020	Change	2021	2020	Change
Revenue:
Product revenue	$112	$—	$112	$499	$—	$499
License revenue	69	3,000	(2,931)	69	3,000	(2,931)
Total revenue	181	3,000	(2,819)	568	3,000	(2,432)
Operating expenses:
Cost of goods sold	199	—	199	620	—	620
Selling, general and administrative	10,438	4,089	6,349	28,351	11,021	17,330
Research and development	3,404	4,301	(897)	9,489	9,450	39
Total operating expenses	14,041	8,390	5,651	38,460	20,471	17,989
Loss from operations	(13,860)	(5,390)	(8,470)	(37,892)	(17,471)	(20,421)
Other income (expense):
Change in fair value of warrant liability	1	(14)	15	6	(17)	23
Other income, net	51	75	(24)	127	170	(43)
Interest income	39	78	(39)	130	146	(16)
Interest expense	—	—	—	—	(29)	29
Loss on foreign currency exchange	(2)	—	(2)	(6)	3	(9)
Total other income	89	139	(50)	257	273	(16)
Loss before income tax expense	(13,771)	(5,251)	(8,520)	(37,635)	(17,198)	(20,437)
Foreign income tax expense	—	(300)	300	—	(300)	300
Net loss attributable to common stockholders	$(13,771)	$(5,551)	$(8,220)	$(37,635)	$(17,498)	$(20,137)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and nine months ended September 30, 2021, we recorded $0.1 million and $0.5 million, respectively, in product revenue from the shipment of drug product to wholesalers. There was no product revenue recorded for the three or nine months ended September 30, 2020. For the three months ended September 30, 2021, we recorded $0.1 million in license revenue related to materials shipped to Nhwa to support the development of oliceridine efforts in China.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$199	$—	$620	$—

Cost of goods sold increased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

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

Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $6.3 million or 155% as compared to the same period in 2020, and increased by $17.3 or 157% for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase in both the three and nine month periods was primarily related to increases in commercialization activities.

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

Research and development expenses decreased by $0.9 million, or 21%, for the three months ended September 30, 2021, as compared to the same period in 2020, and decreased by less than $0.1 million, or less than 1%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Personnel-related costs	$1,481	$1,272	$4,125	$4,050
OLINVYK	420	898	1,026	1,729
TRV027	383	51	606	422
TRV045	431	640	2,384	945
TRV250	476	1,254	673	1,784
Other research and development	213	186	675	520
	$3,404	$4,301	$9,489	$9,450

The lower research and development expenses incurred during the three months ended September 30, 2021 compared to the same period in 2020 were the result of higher expenditures in 2020 on activities to support TRV250 and producing OLINVYK validation batches, partially offset by expenditures in 2021 on TRV045 and TRV027. Research and development expenses for the nine months ended September 30, 2021 were comparable to the same period in 2020.

Total other income

Total other income, net for the three months ended September 30, 2021 was lower than prior year primarily because of lower interest income and was comparable to prior year for the nine months ended September 30, 2021.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At September 30, 2021, we had an accumulated deficit of $480.1 million, working capital of $75.0 million, cash and cash equivalents of $78.6 million, and restricted cash of $1.3 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of September 30, 2021.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have increased in the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of the commercial launch of OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $37.6 million and $14.3 million for the nine months ended September 30, 2021 and 2020, respectively. We incurred net losses of $37.6 million and $17.5 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(37,581)	$(14,262)
Investing activities	(1,180)	3,500
Financing activities	8,005	91,140
Net increase (decrease) in cash, cash equivalents and restricted cash	$(30,756)	$80,378

Net cash used in operating activities

Net cash used in operating activities was $37.6 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $37.6 million and changes in operating assets and liabilities of $3.8 million, partially offset by stock-based compensation of $3.3 million and depreciation expense of $0.3 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $17.5 million, partially offset by stock-based compensation of $2.4 million and depreciation expense of $0.4 million, and changes in operating assets and liabilities of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash (used in)/provided by investing activities

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2021 and net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2020. Investing activities for the nine months ended September 30, 2021 consisted of an increase in long-term deposits on commercial contracts. Investing activities for the nine months ended September 30, 2020 consisted primarily of purchases and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2021, which was primarily due to net proceeds of $7.9 million from the HCW ATM Program.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we commercialize OLINVYK, advance clinical development of TRV027, continue clinical development of TRV250, and continue IND-enabling work for TRV045. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of September 30, 2021, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action, and on May 29, 2019, the District Court appointed a group of five individual investors as lead plaintiffs. A consolidated amended complaint was filed on August 2, 2019, alleging, among other things, that the Company and two former officers made false and misleading statements regarding the Company’s business, operations, and prospects, including certain statements made relating to the Company’s End-of-Phase 2 meeting with the FDA, and certain statements concerning top-line results from the Company’s Phase 3 studies. The plaintiffs sought, among other remedies, unspecified damages, attorneys’ fees and other costs, and unspecified equitable or injunctive relief. On August 28, 2020, the EDPA granted in part and denied in part the defendants’ motion to dismiss. On October 2, 2020, the Company and the individual defendants filed their answer to the amended complaint, denying all liability. On February 11, 2021, the parties agreed in principle to a settlement of $8.5 million, all of which was to be paid by the Company’s insurance carriers, subject to approval by the Court. The Court issued its preliminary approval of the settlement on May 3, 2021 and finally approved the settlement on August 2, 2021. The Company and the individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its 2020 financial statements. As expected, the $8.5 million was paid by the Company’s insurance carriers, and the litigation is now over. The Company continues to believe that the claims were without merit.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases, which involved facts similar to the consolidated securities lawsuits, asserted claims against the individual defendants for, among other things, breach of fiduciary duty, waste of corporate assets, violations of the federal securities laws, and unjust enrichment, and they make a number of demands, including for monetary damages and other equitable and injunctive relief. The parties agreed to a settlement, which was preliminarily approved by the Court on May 27, 2021, and finally approved by the Court on August 2, 2021. The individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company agreed to make certain corporate governance changes, and a monetary payment of $500,000 was made to plaintiffs’ counsel, all of which was funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount. As expected, the $0.5 million was paid by the Company’s insurance carriers, and the litigation is now resolved.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iii) Statement of Stockholders’ Equity for the period from January 1, 2021 to September 30, 2021, (iv) Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (v) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Date: November 15, 2021

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer