Form 10-K
period 2021-12-31
TREVENA INC
filed 2022-03-31
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $276.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market LLC on June 30, 2021. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2021.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2022 was 165,520,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, among other things, statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic and the effects to mitigate it, could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties; and
●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

Our product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or FDA, in August 2020. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is the first new chemical entity, or NCE, in this intravenous, or IV-, drug class in decades and it offers a differentiated profile that addresses significant unmet needs in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 1-3 minute median onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. The U.S. Drug Enforcement Administration, or DEA, has classified oliceridine as a Schedule II controlled substance. OLINVYK is currently being studied in three post-approval clinical trials, focused on respiratory safety, cognitive function and gastrointestinal tolerability.

Using our proprietary product platform, we also have identified and are developing the following product candidates:

●	TRV027: We are developing TRV027, a novel angiotensin II type 1, or AT1, receptor selective agonist, for the treatment of acute lung injury contributing to acute respiratory distress syndrome, or ARDS, and abnormal blood clotting, in patients with COVID-19. In a COVID-19 infection, the SARS-coronavirus-2 leads to accumulation of angiotensin 2, causing overactivation of the AT1 receptor resulting in downstream acute lung injury, which can lead to ARDS, and abnormal blood clotting, which can lead to pulmonary embolisms and strokes. TRV027 competitively binds to and rebalances AT1 receptor activation by blocking G-protein signaling, and preferentially engaging the beta-arrestin signaling pathway to promote reparative effects on lung tissue.

In September 2021, we announced the results from a proof-of-concept study for TRV027 in collaboration with Imperial College London, or ICL, and the British Heart Foundation, which provide initial evidence of the therapeutic potential of TRV027 to improve COVID-19 patient outcomes. In this randomized, placebo-controlled study of 30 hospitalized COVID-19 patients, TRV027 was associated with a 92% probability of a potential beneficial treatment effect on circulating D-dimer levels, a prognostic marker of disease morbidity and mortality in COVID-19 infection, based on a Bayesian model analysis recommended by the study’s Data Monitoring and Safety Committee, or DMSC. In addition, a post-hoc analysis indicated that patients receiving TRV027 experienced an average 12-day reduction in time to discharge compared to placebo (11.4 vs. 23.3 days), with a median reduction of 4 days (8 vs. 12 days).

In May 2021, TRV027 was selected for an NIH ACTIV (Accelerating COVID-19 Therapeutic Interventions and Vaccines), randomized, placebo-controlled, clinical trial with up to 300 patients dosed with TRV027. We expect that NIH will report topline results from the ACTIV study in the second half of 2022.

●	TRV045: We are evaluating a set of novel sphingosine-1-phosphate, or S1P, modulators that may offer a new, non-opioid approach to managing chronic pain. Our lead candidate is TRV045. TRV045 targets the S1P subtype 1 receptor and nonclinical data suggests that TRV045 effectively reverses neuropathic pain without the immune-suppressing activity observed with currently approved therapeutics targeting S1P receptors.

In September 2021, we submitted an IND for TRV045 and subsequently received a clinical hold letter from the FDA regarding certain Phase 1 study design elements. We promptly responded to the FDA’s comments, and in December 2021, we announced advancement of TRV045 into Phase 1 clinical development, initially for diabetic neuropathic pain, or DNP. DNP affects up to a quarter of people with diabetes, and currently approved therapeutics fail to provide adequate relief or are poorly tolerated among approximately half of all DNP patients. The U.S. National Institutes of Health, or NIH, is also evaluating the potential of TRV045 as a treatment for epilepsy through its Epilepsy Therapy Screening Program, or ETSP.

●	TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. Data from our first-in-human Phase 1 study of TRV250 showed a favorable tolerability profile and pharmacokinetics. In March 2021, we announced that we identified a novel process to support oral dose formulation for TRV250. The process development work to evaluate the acceptability of the oral formulation has the potential to extend the patent for TRV250 by an additional five years to 2041. We are focusing on IND-enabling activities to develop the oral dosage formulation to support future clinical development.
●	TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, an NCE targeting the same novel mechanism of action at the mu opioid receptor, or MOR, as OLINVYK. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. In June 2021, we announced that the study, which had been paused due to the global COVID-19 pandemic, had resumed recruiting patients. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

Our Product and Pipeline

OLINVYK ® (oliceridine) injection

OLINVYK is a G-protein biased MOR ligand that we are commercializing in hospitals or other controlled clinical settings for acute pain in adults that is severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. It is an NCE with a novel mechanism of action.

Pain treatment options

Approximately 165 million units of IV opioids were used on average over the last three years, according to 2021 IQVIA data. Conventional IV opioid analgesics, such as morphine, fentanyl, and hydromorphone, have been core components of pain management protocols in the immediate postoperative period. The effectiveness of conventional opioids agonists is limited by severe dose dependent side effects such as respiratory depression, nausea, vomiting, and constipation, which can be exacerbated by accumulation of active metabolites and by reduced renal clearance in patients with impaired kidney function. These shortcomings of conventional IV opioids create substantial challenges for healthcare providers in certain clinical practice situations.

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

We believe that OLINVYK addresses a significant unmet need for a highly effective IV opioid analgesic agent with a differentiated safety, tolerability, and PK/PD profile. OLINVYK delivers IV opioid efficacy with a rapid 1-3 minute median onset of action and requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications.

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

In the APOLLO 1 (bunionectomy) study, all three OLINVYK regimens (0.1 mg, 0.35 mg, and 0.5 mg on-demand doses) achieved the primary endpoint with statistically superior responder rates compared to placebo at 48 hours (p<0.0001, adjusted for multiplicity). In the APOLLO 2 (abdominoplasty) study, all three OLINVYK dose regimens achieved the primary endpoint with statistically superior responder rates compared to placebo at 24 hours (adjusted p<0.05 for the 0.1 mg regimen; adjusted p<0.001 for the 0.35 mg and 0.5 mg regimens). In both studies, following the 1.5 mg initial loading dose, all OLINVYK regimens demonstrated rapid onset with statistically significant efficacy within 5 to 15 minutes (p<0.05).

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

OLINVYK Post-Approval Studies

Safety Differentiation Study. In May 2021, we announced an open-label, multi-site clinical trial to further characterize the impact of OLINVYK on respiratory, gastrointestinal, or GI, and cognitive function outcomes in the postoperative setting. The study, which will enroll approximately 200 adults undergoing major surgery, is led by clinical outcomes research experts from Cleveland Clinic and Wake Forest Baptist Health. Respiratory safety will be assessed by continuous monitoring. Additional outcomes will include GI tolerability as measured by GI complete response, and cognitive function as measured by standardized somnolence, sedation, and delirium assessment scales. We expect to report topline data from this study during the second half of 2022.

Respiratory Physiology Study. In July 2021, we announced a study evaluating the physiologic impact of OLINVYK on respiratory function in elderly and obese subjects. This is a randomized, double-blind, four-period crossover trial enrolling approximately 15 subjects ≥ 55 years old across a range of BMIs. All subjects will receive two doses of OLINVYK and two doses of IV morphine to obtain a range of plasma concentrations that span the clinically relevant range for each medication. Respiratory depression will be assessed using the ventilatory response to hypercapnia, or VRH, measure, which is widely recognized as a precise method to assess respiratory physiology in humans. Analgesia will be measured using electrical stimulation of the anterior tibial surface, which is a valid and sensitive index of the pharmacologic effects of opioid agonists. The study will evaluate the ventilatory and analgesic effects of both treatments. We reported topline data from this study in the first quarter of 2022.

Cognition Study. In October 2021, we announced a study evaluating the potential impact of OLINVYK on cognitive function and pain thresholds in healthy volunteer subjects. The study is a randomized, double-blind, placebo-controlled, dose-ranging crossover study in approximately 24 subjects, and will investigate the potential effect of intravenous OLINVYK on both cognitive functioning and pain thresholds compared to intravenous morphine. All subjects will receive two doses of OLINVYK and two doses of IV morphine to obtain a range of plasma concentrations that span the clinically relevant range for each medication. Cognitive function will be evaluated using tests contained within the NeuroCart® test battery, a validated neurocognitive test methodology. A broad array of cognitive outcomes will be evaluated including motor performance, attention, reaction time, memory and executive function. Analgesia will be determined by assessment of pain thresholds using the cold pressor test. We expect to report topline data from this study mid-2022.

OLINVYK Commercialization

We initiated commercial launch of OLINVYK in the first quarter of 2021 with a customer-facing team of approximately 40 individuals across a range of roles including Key Account Managers, Institutional Account Managers and other professionals. We have recently updated our commercial approach focusing on burn, colorectal and cardiothoracic surgery primarily occurring in the in-patient setting. We have also adjusted our commercial footprint to include primarily Key Account Managers and Market Access roles (i.e., Directors or National Account).

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

We believe the greatest opportunity for OLINVYK will be in the inpatient setting where patients are treated with multiple doses, frequently over multiple days. Due to its quick onset and duration of analgesia, OLINVYK is also well suited for use in the growing hospital outpatient and ambulatory surgical center settings. Because many surgeons and anesthesiologists manage both inpatient and outpatient cases, we believe that early physician experiences with OLINVYK in outpatient surgery may support subsequent expansion of use to the inpatient setting.

Approximately 1,200 U.S. hospitals are responsible for 70% of the annual volume of conventional IV opioid drugs prescribed, according to 2017 data from Symphony Health Solutions. We have identified a subset of these high volume hospitals that have a concentration of targeted colorectal and cardiothoracic surgeries. In addition, we are prioritizing burn centers as a setting where OLINVYK may address a significant need. Every year there are approximately 30,000 burn-related hospitalizations in the United States, with an average length of stay of 8-9 days. IV opioids are an essential component of pain management in this setting, and there remains a need for analgesic options that provide rapid, long-lasting acute pain relief.

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

For OLINVYK, we have established commercial supply agreements for the manufacture of the API and finished (compounded, filled and packaged) drug product. Sterling Pharma Solutions (formerly Alcami Corporation), or

Sterling, is contracted to supply 100% of our commercial API from its Germantown, WI manufacturing facility. We have existing commercial supply agreements with two separate companies for the supply of drug product. Alcami Corporation, or Alcami, is contracted to supply commercial drug product from its facilities in Charleston, SC and Wilmington, NC and was included as part of our approved new drug application, or NDA, submission. Pfizer CentreOne (formerly Hospira) is also contracted to supply commercial drug product in the future, but was not included in our NDA submission.

In October 2020, we announced that the DEA has classified OLINVYK as a Schedule II controlled substance. All third-party facilities throughout the supply chain have the appropriate licenses from the DEA for handling Schedule II controlled substances according to each of their respective contractual roles (manufacturing, testing, distribution, etc.).

Competition

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. We expect OLINVYK to compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. IV opioid analgesics are limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK will also compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc; EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by AcelRx Pharmaceuticals, Inc.; and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; POSIMIR® (bupivacaine solution) marketed by DURECT Corporation; and ZYNRELEF® (bupivacaine and meloxicam) marketed by Heron Therapeutics, Inc. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

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

Intellectual property

We wholly own the OLINVYK patent portfolio, including five issued U.S. patents (U.S. Patent Nos. 8,835,488; 9,309,234; 9,642,842; 9,849,119 and 11,077,098), which claim, among other things, OLINVYK, compositions comprising OLINVYK, and methods of using OLINVYK. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions, and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Eurasia, Europe, Hong Kong, Macau, Israel, Japan, India, South Korea, and New Zealand, which claim, among other things, OLINVYK, compositions comprising OLINVYK and methods of making or using OLINVYK. We have patent applications pending in the United States, Europe, Japan, Israel, Brazil, and Canada. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions. Following the FDA approval of OLINVYK, the FDA has added four issued U.S. patents to the Orange Book of Approved Drug Products with Therapeutic Equivalence Evaluations (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842, and 11,077,098). In addition, the Company has filed Patent Term Extension applications with the United States Patent and Trademark Office that could extend the life of one of the patents until 2034. Finally, the FDA has designated OLINVYK as a new chemical entity, or NCE, in the Orange Book and it will therefore receive the exclusivity and protections afforded to NCE’s.

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

Clinical Development

Imperial College London Study: In September 2021, we announced the results of a proof-of-concept study of TRV027 in hospitalized COVID-19 patients, sponsored by Imperial College London, which provide initial evidence of the therapeutic potential of TRV027 to improve COVID-19 patient outcomes. The primary endpoint was mean change from baseline in D-dimer levels at three days following the start of drug administration. D-dimer is a biomarker used to monitor the risk of abnormal clotting throughout the vascular system, and has been used as a predictor of critical disease progression and mortality in hospitalized COVID-19 patients. Among TRV027 treated patients, 70% (7 of 10) experienced a reduction in circulating levels of D-dimer, compared to 27% (3 of 11) of patients on placebo. TRV027 was associated with a 92% probability of a potential beneficial treatment effect, based on a Bayesian model analysis recommended by the study’s Data Monitoring and Safety Committee. In addition, a post-hoc analysis indicated that patients receiving TRV027 experienced an average 12-day reduction in time to discharge compared to placebo (11.4 vs. 23.3 days), with a median reduction of 4 days (8 vs. 12 days).

In May 2021, we announced that TRV027 was selected for an NIH ACTIV (Accelerating COVID-19 Therapeutic Interventions and Vaccines) trial in COVID-19 patients. This is a multi-site, randomized, placebo-controlled, clinical trial with multiple treatment arms, each enrolling approximately 300 COVID-19 patients ≥ 18 years old. Multiple trial arms will test investigational agents, including TRV027, that target the RAAS through distinct mechanisms of action. The trial is evaluating the impact of TRV027 on recovery, supplemental oxygen use, need for mechanical ventilation and mortality. We expect to report topline data from this study the second half of 2022.

Intellectual property

We wholly own the TRV027 patent portfolio, including four issued U.S. patents (U.S. Patent Nos. 8,486,885; 8,796,204; 8,809,260; and 8,993,511) that claim, among other things, TRV027, compositions comprising TRV027, and methods of using TRV027. We also have issued patents in Europe, Australia, Canada, Japan, New Zealand, China, Macau, and Hong Kong. The issued U.S. patents covering the composition of matter and methods of using TRV027 are expected to expire no earlier than 2031 (U.S. Patent No. 8,486,885) and 2029 (U.S. Patent Nos. 8,796,204; 8,809,260; and 8,993,511), subject to any disclaimers or extensions. The issued European Patent is expected to provide coverage for TRV027 throughout most of the European Union until at least 2029, subject to any disclaimers or extensions. The portfolio also includes issued U.S. Patent No. 9,518,086 that claims, among other things, crystalline forms of TRV027 and methods of using crystalline forms of TRV027 and the issued U.S. Patent No. 9,611,293 that claims, among other things, methods of synthesizing TRV027. The issued U.S. patents (U.S. Patent Nos. 9,518,086 and U.S. 9,611,293) cover crystalline forms of TRV027 and methods of synthesizing TRV027, which are expected to expire no earlier than 2035, subject to any disclaimers or extensions. Additionally, our TRV027 patent portfolio includes one pending provisional application, one U.S. non-provisional application, and one Patent Cooperation Treaty, or PCT, application that are, among other things, directed to methods of treating ARDS, such as ARDS caused by COVID-19, and/or preventing and treating thrombosis using TRV027 and compounds related thereto.

TRV045 (S1P Modulators)

We are evaluating a set of novel S1P modulators that may offer a new, non-opioid approach to managing chronic pain. The compounds we are evaluating are all NCEs, are expected to be non-addictive, and use a new mechanism of action that in nonclinical models avoids the lymphocyte trafficking effects and immune suppression associated with approved and investigational S1P receptor targeted drugs. These molecules have demonstrated activity in nonclinical models of chemotherapy-induced peripheral neuropathy, neuropathic pain, and inflammatory pain.

Our first product candidate under this program is TRV045, a novel S1P modulator. In December 2021, we announced advancement of TRV045 into Phase 1 clinical development, initially for diabetic neuropathic pain. We have also entered into collaborations with the NIH to evaluate the potential of TRV045 as a treatment for chronic pain and epilepsy. NIH is assessing TRV045 within its Nonclinical Screening Platform for Pain and its Epilepsy Therapy Screening Program.

Diabetic neuropathy is a common complication of both type 1 and type 2 diabetes, with pain in the extremities being one of the main symptoms. Other symptoms may include numbness, tingling, allodynia and hyperalgesia. Diabetic neuropathic pain, or DNP, is usually characterized as moderate to severe in nature and can substantially affect patients’ quality of life as well as their social and psychological well-being. Approximately one quarter of people with diabetes are affected by DNP, totaling over 5 million people in the United States. During their lifetime, approximately 50% to 70% of diabetic patients may experience symptoms of DNP.

Intellectual Property

We wholly own the S1P patent portfolio, including one pending provisional application, two pending PCT applications, and pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Hong Kong, and New Zealand. The applications are directed to, amongst other things, compounds that modulate the S1P receptor and methods of using these compounds, including methods of treating pain, epilepsy, mood disorders, anxiety disorders, and trauma-and stressor-related disorders. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038, subject to any disclaimers or extensions. We are aware of a certain U.S. patent owned by a third party with claims that are broadly directed to a method of treating chemotherapy induced neuropathic pain with an S1P receptor agonist or an S1P receptor antagonist. Although we do not believe that this is a valid patent, this patent could be construed to cover our S1P compounds.

TRV250

TRV250 is a G-protein biased ligand targeting the DOR agonist as a compound with potential first-in-class, novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. We have completed a first-in-human Phase 1 trial of TRV250, which showed a favorable tolerability profile and pharmacokinetics. In March 2021, we announced that we identified a novel process to support oral dose formulation for TRV250. The process development work for the oral formulation has the potential to extend the patent for TRV250 by an additional five years to 2041. We have initiated IND-enabling activities to evaluate the potential oral dosage formulation to support future clinical development.

Clinical development

We believe our nonclinical data support targeting the DOR for the treatment of CNS disorders. Prior approaches to modulate this receptor have been limited by a significant risk of seizure associated with this target. Nonclinical studies in beta-arrestin knockout mice suggest that beta-arrestin plays a role in seizures. TRV250 is a potent delta receptor ligand that selectively activates G-protein coupling without engaging beta arrestin, leading to strong efficacy in animal models of migraine and other CNS disorders with reduced seizure liability. In the future, we may decide to seek a collaborator for TRV250 with CNS development and commercialization expertise.

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

Key findings of the study included:

●	Dose-related increases in plasma concentrations following subcutaneous administration of doses up to 30 mg, with rapid absorption in the first hour and duration of exposure appropriate for treating acute migraine;
●	Subcutaneous doses at and above 9 mg achieved plasma concentrations that were active in nonclinical models of migraine;
●	Oral bioavailability similar to existing migraine medications, supporting continued development of TRV250 in oral and/or subcutaneous formulations;
●	No observed drug-associated electroencephalography changes, consistent with nonclinical studies in which TRV250 avoided the seizure liability associated with previous CNS-active delta receptor agonists; and
●	No clinically significant changes in vital signs, laboratory values, or ECG parameters, and no severe or serious adverse events reported.

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

Competition

Triptans, a generic family of 5-HT1B agonists, are the current standard treatment for treatment of acute migraine in the United States, and account for the majority of the sales for this indication. Other less commonly prescribed acute treatments include ergot alkaloids, and analgesics such as opioids and NSAIDs. Various branded reformulations of triptan molecules have been launched, and we are aware of others in development. Eli Lilly acquired Lasmiditan (REYVOW®), a selective 5-HT1F agonist, from Colucid Pharmaceuticals, Inc., and received FDA approval in October 2019. BioHaven launched Rimegepant (NURTEC) in 2020 and they have a second calcitonin gene-related peptide (CGRP) receptor antagonist candidate (zavegenpant) in development for acute treatment of migraine. In 2019, Allergan (now part of Abbvie) launched Ubrelvy™ (ubrogepant) an oral, CGRP antagonist, for treatment of acute migraine.

Patients suffering from frequent or chronic migraine headaches may also use preventative agents to decrease the frequency and severity of migraines. Botox® is the historical gold standard migraine prophylactic, but certain anticonvulsants, such as topiramate, and beta-blockers, such as propranolol, have also been used. In 2017, Trokendi XR (Supernus Pharmaceuticals) received approval from the US FDA for migraine headache prophylaxis. However, a new class of anti-CGRP antibody products are being marketed for preventative treatment of migraine: In 2018, Amgen and Novartis launched Aimovig® (erenumab), Eli Lilly and Company launched Emgality® (galcanezumab), and Teva Pharmaceutical Industries Limited launched Ajovy® (fremanezumab). In 2020, Alder BioPharmaceuticals Inc. (now part of Lundbeck) launched VyeptiTM (eptinezumab-jjmr) and in 2021 Abbvie announced approval of Qulipta, an oral CGRP receptor antagonist for the preventive treatment of acute migraine; Qulipta is also being studied for prophylaxis of chronic migraine. Biohaven is also conducting clinical trials of zavegepant for the prevention of migraine.

Intellectual property

We wholly own the TRV250 patent portfolio, including one issued patent (U.S. Patent No. 10,246,436) in the United States directed to compounds that modulate the delta receptor, claiming, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. The patent is expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have issued patents in Australia, Israel, and Japan, which claim, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. The foreign portfolio also includes an application that has been allowed by the Europe Patent Office, which claims, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. We also have patent applications pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, and New Zealand. Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have one pending provisional patent application that is, among other things, directed to the synthesis of TRV250, and one pending PCT application that is directed to crystalline forms of TRV250, compositions comprising crystalline forms of TRV250, and methods of using crystalline forms of TRV250. Any patents that may issue based on the provisional application and PCT application would be expected to expire no earlier than 2042 or 2041, respectively, subject to any disclaimers or extensions.

TRV734

TRV734 is a small molecule G-protein biased ligand of the MOR that we discovered and have developed through Phase 1 as a first-line, orally administered compound for the treatment of moderate-to-severe acute and chronic pain. Like OLINVYK, TRV734 utilizes a well-established mechanism of pain relief by targeting the MOR. Also like OLINVYK, it does so with enhanced selectivity for the G-protein signaling pathway, which in nonclinical studies was linked to analgesia, as opposed to the beta-arrestin signaling pathway, which in nonclinical studies was associated with the development of side effects. Subject to successful nonclinical and clinical development and regulatory approval, we believe TRV734 may have an improved efficacy and side effect profile as compared to current commonly prescribed oral analgesics, such as oxycodone. In addition, TRV734’s mechanism of action suggests it may offer valuable benefits for another unmet medical need: the management of opioid dependence associated with OUD. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

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

In collaboration with NIDA, we intend to pursue a clinical study to determine whether TRV734 decreases symptoms of opioid withdrawal in patients with OUD. We expect to initiate a randomized, double-blind, four-period, placebo- and positive-controlled study that will enroll approximately 50 opioid-dependent patients undergoing stable methadone maintenance therapy. The primary objective of the study is to assess the ability of TRV734 to reduce acute opioid craving symptoms, as measured by the Subjective Opioid Withdrawal Scale. The study will also evaluate whether TRV734 suppresses withdrawal signs using the Clinical Opioid Withdrawal Scale. Secondary outcomes will include assessments of safety and measures of neurocognitive changes. In June 2021, we announced that the study, which had been paused since March 2020 due to the global COVID-19 pandemic, had resumed recruiting patients.

NIDA has previously generated nonclinical data in a rodent model of maintenance treatment showing that chronic administration of TRV734 reduced oxycodone-seeking in rats. TRV734 may provide an alternative to existing therapies such as methadone and buprenorphine. Successful therapy with methadone is limited by side effects that include sedation and constipation, while use of buprenorphine is limited by lower maximal efficacy and challenges with initial induction of therapy. It is hypothesized that a MOR-biased agonist may provide high efficacy for preventing symptoms of opioid withdrawal while offering a more benign side-effect profile.

Intellectual property

We wholly own the TRV734 patent portfolio, including two issued U.S. patents (U.S. Patent No, 9,044,469 and 10,588,898) claiming TRV734, other compounds and/or methods of making or using the same. This patent is expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Europe, Eurasia, Hong Kong, Israel, Japan, India, South Korea, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, Brazil, and Canada. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

Additionally, the TRV734 patent portfolio also includes one issued U.S. patent (U.S. Patent No. 10,588,898), which claims, among other things, methods of using TRV734 or compositions comprising TRV734 for treating drug abuse. We also have issued patents in Israel, Japan, and South Korea, which claim, among other things, methods of using TRV734 or compositions comprising TRV734 for treating drug abuse. The issued patents (U.S. Patent No. 10,588,898) is expected to expire no earlier than 2032. We have patent applications pending in Brazil and Canada. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms and methods of treatment for our product candidates. We anticipate seeking patent protection in the United States and internationally for compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

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

Manufacturing

We do not own or operate any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacture. See “—OLINVYK (oliceridine) injection—Manufacturing.”

The use of contract manufacturing organizations, or CMOs, and reliance on collaboration partners is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. We believe available CMOs are capable of providing sufficient quantities of our commercial product and product candidates to meet anticipated full-scale commercial demands.

Commercialization

We launched the customer-facing elements of our commercial team in the first quarter of 2021 with Syneos Health as our partner, in the sourcing, training and deployment of a range of customer-facing roles including Key Account Managers, sales representatives and other professionals. Syneos Health is a well-known contract sales organization with broad experience in providing the services and support for which we have engaged them. We believe this engagement will allow us to effectively and efficiently address the community of physicians who are the key specialists in treating the patient populations for which our product is indicated. In 2022, we are building additional commercial roles with Trevena employees. Outside the United States, we expect to enter into distribution and other commercial arrangements with third parties for any of our product candidates that obtain marketing approval. In parallel with building our commercial organization, we plan to develop educational initiatives with respect to approved products and relationships with thought leaders in relevant fields of medicine.

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

Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, covering each clinical site before each trial may be initiated;
●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	submission of an NDA to the FDA;
●	completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;
●	FDA review and approval of an NDA; and
●	in certain cases, DEA review and scheduling activities prior to launch.

Nonclinical Studies

Nonclinical studies include laboratory evaluation of drug substance chemistry, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Manufacture of drug substance, drug product and the labeling and distribution of clinical supplies must all comply with cGMP standards. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the data submitted in the IND or the proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of a marketing application.

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

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from nonclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or nonclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. The FDA reviews NDA resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial distribution and marketing of the drug with specific prescribing information for specific indications. For some products, an additional step of DEA review and scheduling is required.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Because it is a Schedule II controlled substance, the manufacture, packaging, shipment, storage, sale and use of OLINVYK is subject to a high degree of regulation.

Annual registration is required for any facility that manufactures, packages, distributes, dispenses, imports, exports, or conducts research with any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas during the year and across years, and the DEA has substantial discretion in whether or not to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, or impact the ability to fill orders of approved products such as OLINVYK.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Individual states also regulate controlled substances, and we and our contract manufacturers will be subject to state regulation with respect to the distribution of controlled substance products.

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

The federal Physician Payments Sunshine Act, also known as Open Payments program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, as defined by such law, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

Impact of Healthcare Reform on Coverage, Reimbursement and Pricing

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities relating to our product and product candidates, if approved, and affect our ability to successfully commercialize our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the successful commercialization of a pharmaceutical product are the following:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs or biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the U.S. civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions. Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product and product candidates, if approved.

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro and/or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of nonclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage, dosage form, or indication.

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

Hatch-Waxman Non-Patent Exclusivity

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. OLINVYK has been designated as a new chemical entity in the FDA’s Orange Book. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or noninfringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2021, we had 43 employees, all of whom are located in the United States. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have a Code of Conduct and Business Ethics that guides and binds each of our employees, officers and directors which is available on the “Governance Documents ” page of our website, www.trevena.com, under the “Governance” tab. We use an anonymous compliance hotline for employees and outside parties to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program and chairs the Company’s Compliance Committee. The Chief Compliance Officer reports directly to our Chief Executive Officer and meets regularly with the Chair of the Audit Committee.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Carrie L. Bourdow	59	President, Chief Executive Officer and Director
Mark A Demitrack, M.D.	64	Senior Vice President and Chief Medical Officer
Robert T. Yoder	56	Senior Vice President and Chief Business Officer
Barry Shin	50	Senior Vice President and Chief Financial Officer
Patricia Drake	56	Senior Vice President and Chief Commercial Officer

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

Robert T. Yoder

Mr. Yoder was appointed Senior Vice President and Chief Business Officer and Head of Commercial Operations in November 2021. Prior to this role, he served as Senior Vice President and Chief Commercial Officer since December 2018. He joined our company as Vice President of Commercial Operations and Sales in June 2018. Prior to this, he served as Senior Vice President and Head of Global Commercial Operations, Alliance Management and IT at Orexigen Therapeutics, Inc., a biopharmaceutical company, from March 2015 to June 2018. While at Orexigen, Mr. Yoder built the commercial infrastructure with a focus on innovative, efficient, and effective business process and architecture. Additionally, he led external business development efforts that delivered 11 partnership deals spanning 67 countries. Prior to joining Orexigen, Mr. Yoder spent 28 years at Merck & Co., where he held various roles of increasing responsibility across global business operations and commercial functions. In several of these roles, he was responsible for oversight and execution of large-scale initiatives including integration following acquisitions and led a range of organizational design and corporate change initiatives. Mr. Yoder received his B.S. degree in biology from Dickinson College and earned an M.B.A. from Emory University.

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

Patricia Drake

Ms. Drake joined our company as Senior Vice President and Chief Commercial Officer in November 2021. She has held numerous U.S. and global commercial roles in marketing, sales, and strategy and is widely regarded as an influential and inclusive leader with a consistent track record of exceeding financial performance. Prior to joining the Company, she served as Chief Commercial Officer of Sesen Bio. from June 2021 to September 2021. Prior to that, she served in various capacities with Merck & Co., Inc., including as Managing Director and CEO of Merck, Sharp & Dohme (MSD) Finland from January 2019 to May 2021. Ms. Drake also served in Merck’s Global Human Health Commercial Strategy Office from November 2017 to December 2018, as Leader of U.S. Market Operations and Strategy Realization from January 2016 to November 2017, as Vice President – Primary Care Sales (Canada) from May 2014 to December 2015, and Hospital Business Unit Leader in Canada where she led the successful launch of multiple commercial products, including Bridion®, a highly successful post-surgical product with over $1 billion worldwide sales in 2020.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our prospects are highly dependent on the successful commercialization of OLINVYK. To the extent OLINVYK is not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.
●	We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and may not be able to continue as a going concern.
●	If we are unable to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, including the minimum bid price requirement, Nasdaq could delist our common stock.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	The ongoing COVID-19 pandemic, and the efforts to mitigate it, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.
●	The COVID-19 pandemic, and the efforts to mitigate it, may negatively impact the commercialization and market acceptance of OLINVYK.
●	If we are unable to increase our authorized capital stock, our ability to pursue our strategic objectives, provide equity incentives to engage key talent, and negatively impact stockholder value could be impended.

●	OLINVYK or any of our other product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
●	We could face legal or regulatory actions related to the sales, marketing and promotion of OLINVYK to healthcare professionals and healthcare institutions.
●	If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, sell, and distribute our product candidates, we may not be successful in commercializing OLIVNYK or any of our other product candidates if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	If we are not able to obtain, or if there are delays in obtaining regulatory approval of OLINVYK for any indications in foreign jurisdictions, or regulatory approval of our other product candidates, we will not be able to market OLINVYK in other jurisdictions or market our other product candidates at all, and our ability to generate revenue will be materially impaired.
●	OLINVYK has been classified as a Schedule II controlled substance, and the making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies which may make the successful commercialization and market acceptance more difficult.
●	We are early in our development efforts and have only one product, OLINVYK, for which we have recently received marketing approval from the FDA. If we are unable to successfully commercialize OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.
●	We rely, and expect to continue to rely, on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of commercial supply of OLIVNYK and for clinical supply of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLIVNYK or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	In the future, we expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $51.6 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $494.1 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. In August 2020, the FDA granted approval for OLIVNYK as a treatment in the United States for the management of acute pain in adults severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. Accordingly, we are currently focusing a substantial portion of our efforts on the commercialization of OLINVYK, which commenced in the first quarter of 2021.

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

In addition, our commercialization efforts could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic and the efforts to mitigate it. In light of the lengthy duration of the pandemic, we continue to expect that sales of OLINVYK may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases in initial diagnoses, deferral of elective procedures, and decreased access to certain market segments. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our ability to commercialize OLINVYK, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

If the commercialization of OLINVYK is less successful than expected, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and may not be able to continue as a going concern.

As of December 31, 2021, we had cash and cash equivalents of $66.9 million. Based upon our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements through the fourth quarter of 2022. Although we plan and budget funding for our operations, it is possible that we may have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Over the next several years, we expect to incur significant expenses in connection with our current operations, particularly as we continue to commercialize OLINVYK and continue the clinical trials of, and seek marketing approval for, our other drug candidates. We expect our expenses to increase as we continue to commercialize OLINVYK, including, among other things, as a result of costs associated with our sales force and increasing our marketing and distribution capabilities. Furthermore, we will continue to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our facilities. Accordingly, we will need to obtain substantial additional funding for these efforts; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

●	significantly delay, scale back, or discontinue our operations, development programs, and/or any current or future commercialization efforts;
●	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
●	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
●	may be unable to continue as a going concern and could cease operations altogether.

The extent of our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK in the United States;
●	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including TRV250, TRV734, TRV027, and TRV045;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;
●	the costs and timing of commercializing OLINVYK and any future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to enter into collaborative agreements for the development and commercialization of our product candidates;
●	any product liability or other lawsuits related to our products or operations;

●	the expenses needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside of the United States; and
●	the impact of the COVID-19 pandemic and any future epidemics and pandemics that may arise in the future.

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

The ongoing COVID-19 pandemic and the efforts to mitigate it could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

Our business and its operations, including but not limited to clinical development, sales and marketing efforts, supply chain operations, research and development activities, could be adversely affected by health epidemics, such as the ongoing COVID-19 pandemic, in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. We have implemented work-from-home policies for all employees, and have worked with Syneos to develop a process for our nationally field deployed resources that takes into account local conditions and their ability to safely and compliantly interact with customers. In cases where a live interaction is not feasible, we have trained and resourced our customer facing team to be able to engage with customers via virtual channels with approved resources. The effects of the COVID-19 pandemic may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and adversely affect our commercialization and market acceptance of OLINVYK, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials have been, and may continue to be, affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Limitations on global international travel may delay key trial activities, including necessary interactions with regulators, ethics committees and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials or prevent us from completing these clinical trials at all and harm our ability to obtain approval for our product candidates.

Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for nonclinical or clinical development and potential future clinical trials we expect to initiate, decrease in clinical enrollment in any clinical trials we initiate and the ability to raise capital when needed on acceptable terms, if at all. Disruptions in our operations or supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to proceed with our clinical trials, nonclinical development and other activities and delay our ability to receive product approval and generate revenue.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, the duration of the outbreak, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our nonclinical development efforts, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

In addition, hospitals may reduce and divert staffing, divert resources to patients suffering from COVID-19 or limit hospital access for non-patients. The government-imposed travel restrictions due to COVID-19 may further impact our ability to travel to hospitals. These circumstances may negatively impact our ability to effectively market to hospital pharmacists, healthcare providers and formulary committees, which may delay or have a material adverse impact on the commercialization of OLINVYK and less traditional methods of communicating with these parties may need to be employed. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients suffering from post-surgical pain, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for OLINVYK and negatively impact our ability to successfully commercialize OLINVYK. Hospitals and healthcare systems may be financially impacted by the costs associated with the treatment of individuals suffering from COVID-19 and the general reduction in elective surgeries. Although we are unable at this time to determine the extent of the financial impact of the COVID-19 pandemic on hospital and healthcare systems, it is possible that the negative impact of the COVID-19 pandemic may reduce hospital and healthcare system demand for OLINVYK, which could have a material adverse impact on our commercialization of OLINVYK.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2018 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2018 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three year period, the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $141.8 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

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

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In particular, we are required to maintain a minimum bid price of $1.00 per share. On December 21, 2021, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days.

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was afforded an initial period of 180 calendar days, or until June 20, 2022, to regain compliance with the Minimum Bid Price Rule. To regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day period. If, by June 20, 2022, the Company cannot demonstrate compliance with the Minimum Bid Price Rule, it may be eligible for additional time to meet such requirements. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, as necessary. If the Company meets these requirements, the Company will have an additional 180 calendar days to comply in order for the Company’s common stock to remain listed on The Nasdaq Capital Market. If the Company is not eligible for the second compliance period, then the Staff will provide notice that the Company’s securities will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel, or a Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal a subsequent delisting determination by the Staff to the Panel, that such appeal would be successful.

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

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with The Nasdaq Capital Market, it may be subject to the “penny stock” rules of the Exchange Act. The Exchange Act defines a “penny stock” as an equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely.

The penny stock rules require that prior to a transaction involving a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

We are subject to securities class action and stockholder derivative litigation.

We have in the past, and may in the future, become subject to class action and stockholder derivative litigation. As described in “Item 8 – Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies” in Part II of this Form 10-K, we and certain current and former officer and directors were sued in three purported class actions alleging violations of federal securities laws. All such cases have been settled and such settlements have been finally approved by the applicable court. We and our officers and directors, from time to time, could again be subject to such lawsuits. If that were to occur, such suits and any resolution of such suits could result in substantial costs and divert management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

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

The inability to increase the authorized capital stock could impede our ability to pursue our strategic and financing objectives, or to provide equity incentives to engage key talent, and could negatively impact stockholder value.

As of December 31, 2021, we had 165,520,007 shares of common stock issued and outstanding, and an additional 19,122,102 shares reserved. Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock. In order to increase the authorized shares to a higher number, we would need to amend our certificate of incorporation, which would require stockholder approval. There is no guarantee that we will be able to obtain the stockholder approval necessary to amend our certificate of incorporation to increase our authorized shares. If we are unsuccessful in securing stockholder approval to increase the authorized shares of capital stock, we may not be able to take timely advantage of market conditions or favorable financing or acquisition opportunities that would help us grow and create value for stockholders. This could impede our ability to pursue our strategic objectives and restrict the equity incentives available to attract, retain and motivate key talent, which could negatively impact the value of our stock.

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

If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to conduct these activities, we may not be successful in commercializing OLINVYK or any of our other product candidates if and when they are approved.

We have begun to implement our sales and marketing infrastructure for the commercialization of OLINVYK, our first FDA-approved product. We currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States, although this expectation could change in the future.

There are substantial risks involved with establishing sales, marketing, and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercialization of OLINVYK is not successful or the commercial launch of another product candidate, if approved, is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred certain commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We currently maintain product liability insurance coverage at levels which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our commercialization efforts with respect to OLINVYK and as we conduct additional clinical trials for our other product candidates. We will need to further increase our insurance coverage if we commence commercialization of any additional product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive, and in the future may be difficult to obtain for our products and product candidates. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition, results of operations and prospects.

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

Many state legislatures and the federal government have enacted legislation intended to reduce opioid abuse. In addition, the FDA, CDC and HHS each have initiatives to address opioid-related overdose, death and dependence. While these initiatives are generally focused on prescribing oral opioids in an outpatient settings, some of these initiatives, and any legislation or regulations resulting from these initiatives, may apply to all opioid drugs, including those like OLINVYK that are administered through an IV in a hospital setting. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements.

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

OLINVYK has been classified as a Schedule II controlled substance under the Controlled Substances Act. The making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies. We anticipate that TRV734, if approved, would also be classified as a Schedule II controlled substance under the Federal Controlled Substances Act of 1970.

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

Risks Related to the Discovery and Development of Our Product Candidates

We have only one product candidate, OLINVYK, for which we recently received marketing approval from the FDA. If we are unable to successfully commercialize or achieve market acceptance of OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have only one product, OLINVYK, for which we have received marketing approval by the FDA. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue will depend heavily on the successful commercialization and market acceptance of OLINVYK and the development and commercialization, if approved, of our other product candidates. The success of OLINVYK and our development-stage product candidates will depend on several factors, including the following:

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

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in any jurisdiction until they receive the requisite marketing approval from the applicable regulatory authorities of such jurisdictions. To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. The approval process is typically lengthy and expensive, and approval is never certain. Our receipt of regulatory approval in the United States for OLINVYK does not mean that we will be successful in obtaining regulatory approval for our other product candidates or obtaining approval for OLINVYK in other countries.

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

These factors can be exacerbated by other situations, such as the ongoing COVID-19 pandemic and the efforts to mitigate it. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We have limited capabilities for product development, sales, marketing, and distribution. As a result, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of these candidates or for the commercialization of OLINVYK in certain territories outside of the United States, if approved in those jurisdictions. For example, we entered into license agreements with partners in South Korea and China in 2018 whereby these parties will develop, seek regulatory approval for, and, if successful, commercialize OLINVYK. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

We currently rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of OLINVYK and any other products for which we may obtain regulatory approval. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our nonclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of OLINVYK and any other product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti‑Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct research, sell, market, and distribute OLINVYK and any other drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes, among other things, criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, also known as Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare reform measures may increase the difficulty and cost for us to successfully commercialize our product and product candidates, if approved, and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities relating to our product and product candidates, if approved, and affect our ability to successfully commercialize our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the successful commercialization of a pharmaceutical product are the following:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs or biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the U.S. civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions. Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product and product candidates, if approved.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2021, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “TRVN.” On March 29, 2022, there were 5 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2021 in transactions that were not registered under the Securities Act.

ITEM 6. Reserved.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our lead product, OLINVYK™ (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or the FDA, in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration, or DEA, and was classified as a Schedule II controlled substance. We initiated commercial launch of OLINVYK in the first quarter of 2021. Our commercial strategy at launch is to focus on a subset of core specialties and the clinically challenging patient (for example, those patients with certain co-morbidities, elderly, obese or renal impairment). We will evolve that focus as customers gain experience with OLINVYK. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV027 for the treatment of acute lung injury contributing to acute respiratory distress syndrome and abnormal blood clotting in patients with COVID-19; TRV045 for diabetic neuropathic pain and epilepsy; TRV250 for acute migraines; and TRV734 for moderate-to-severe acute and chronic pain and opioid use disorders.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2021, we had an accumulated deficit of $494.1 million. Our net loss was $51.6 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV027, TRV250, TRV734, or TRV045.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to commercialize OLINVYK and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

$40 million OLINVYK ex-U.S. Royalty Based Financing with R-Bridge Healthcare Fund

On March 30, 2022, we entered into a royalty-based financing with R-Bridge Healthcare Fund, an affiliate of CBC Group, which we refer to as the R-Bridge Financing. In connection with this financing, we will receive an upfront amount of $15.0 million, plus $15.0 million upon first commercial sale of OLINVYK in China. The Company will also receive an additional $10.0 million upon achievement of either a commercial or financing milestone.

The R-Bridge Financing will be repaid through assignment to R-Bridge of all royalties from our license with our partner in China, Jiangsu Nhwa Pharmaceutical, or Nhwa, and through a 4% net revenue interest in U.S. net sales of OLINVYK. This U.S. revenue interest will be capped at $10.0 million if Chinese approval occurs by year-end 2023. In the event Chinese approval does not occur by that time, the U.S. revenue interest will increase to 7% and will continue until certain combined totals of U.S. revenue interest and Chinese royalties are repaid. We retain all milestones from our partnership with Nhwa, including a $3.0 million milestone on Chinese approval.

We provided a negative pledge of all of our assets until Chinese approval of OLINVYK in connection with the R-Bridge Financing. Following Chinese approval, the R-Bridge Financing will be non-recourse to us, other than the Chinese royalty and capped U.S. revenue interest.

Positive topline data from OLINVYK Respiratory Physiology study

On March 31, 2022 we announced positive topline data from a study evaluating the physiologic impact of OLINVYK on respiratory function in high-risk subjects including elderly and obese subjects (mean age of 71.2 years). In this study OLINVYK, at similar levels of analgesia compared to IV morphine, demonstrated a statistically significant reduced impact on respiratory depression. The study was initiated in July 2021 and led by a recognized expert in risk/benefit analysis, Albert Dahan, M.D., Ph.D., Professor of Anesthesiology at the Leiden University Medical Center. The data from this study is consistent with prior data involving younger (mean age of 26.9 years) subjects showing a favorable risk/benefit profile for OLINVYK compared to IV morphine.

TRV027 for COVID-19 – International Expansion

In March 2022, we were informed that our ongoing NIH ACTIV study for TRV027, our novel AT1 receptor selective agonist, would be expanded to include hospitalized COVID-19 patients at international sites, in addition to the currently enrolling U.S. sites. We intend to focus our efforts on supporting the continued enrollment in the NIH ACTIV study and believe the data will help position TRV027 as a treatment option for hospitalized COVID-19 patients, as well as for respiratory indications not related to COVID-19. As a result of this international expansion, and due to the need to allocate resources efficiently, we have also elected to withdraw TRV027 from the international REMAP-CAP study in hospitalized COVID-19 patients. REMAP-CAP had selected TRV027 for inclusion in April 2021, but to date no patients have been dosed with TRV027 in this study.

Submission of NDA in China

In January 2022, our licensing agreement partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa received acceptance of their New Drug Application (NDA) for oliceridine injection from China’s National Medical Products Administration (NMPA). Their submission followed completion by Nhwa of a Phase 3 bridging trial for OLINVYK (oliceridine) injection, a novel IV analgesic that has been approved in the United States by the Food and Drug Administration (FDA) for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate.

The results of the Phase 3 bridging study show that the safety and pharmacokinetic profile of oliceridine in Chinese patients is consistent with the data from global studies and demonstrates safety and tolerability in Chinese populations. The launch of OLINVYK in China, if approved by the NMPA, will help to address the significant unmet need in acute pain management.

Trevena executed an exclusive License Agreement in 2018 with Nhwa to develop, manufacture, and commercialize OLINVYK in China and is eligible to receive regulatory and commercial milestone payments as well a 10% royalty on net sales in China.

TRV045 Program for Diabetic Neuropathic Pain

In December 2021, the FDA approved a three-part randomized, double-blinded, placebo-controlled study of TRV045 for diabetic neuropathic pain. The primary objective of the study is to evaluate the safety and tolerability of TRV045 in healthy adult subjects. The study will also assess the pharmacokinetics (PK) of TRV045 and determine whether TRV045 is associated with changes in lymphocyte counts, hemodynamic function, and QTcF interval. Enrollment began in the first quarter of 2022.

In nonclinical studies, TRV045 was not associated with lymphopenia and produced no changes in blood pressure, heart rate, or respiratory function at or above pharmacologically active doses, unlike existing S1P receptor modulators, which are currently only approved by the FDA to treat multiple sclerosis and in one instance to treat moderately to severely active ulcerative colitis in adults. To date, there have been no head-to-head clinical studies of TRV045 compared to existing S1P receptor modulators.

COVID-19

The impact of the COVID-19 pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to guard the health and safety of our team and participants in our clinical trials, support our partners and vendors and mitigate risk. Thus far, our employees have rapidly adapted to working remotely and we are monitoring the COVID-19 pandemic on a daily basis to ensure we have all necessary plans in place for mitigating disruptions in our operations. Our commercial launch was impacted by the pandemic via a lack of traditional access to our customers and delayed formulary review processes. Many of our customers experienced capacity constraints as a result of COVID-19 and this frequently limited their ability to fully assess the clinical profile of OLINVYK. Like other companies, our clinical trials have experienced some degree of disruption due to access limitations to institutions currently impacted, and we may need to make further adjustments to clinical trials in the future to comply with evolving FDA guidance or otherwise. The extent to which the COVID-19 pandemic will impact our efforts to commercialize OLINVYK and to achieve market acceptance is uncertain and will depend upon future developments.

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

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of December 31, 2021, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Our significant accounting policies are more fully described in the notes to our audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Revenue Recognition

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps:

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

Distributor Chargebacks

When a product is sold to a third party that is subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. Utilizing this information, we estimate a chargeback percentage for each product and record an allowance for chargebacks as a reduction to revenue when we record our sale of the products. We reduce the chargeback allowance when a chargeback request from a wholesaler is processed. Reserves for chargebacks are included in accounts receivable, net on the consolidated balance sheet.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

At December 31, 2021, we had two stock-based compensation plans, which are more fully described in Note 8 to the financial statements included in Part II of this Annual Report on Form 10-K. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees.

We recognize compensation expense on a straight-line basis over the requisite service period for all stock-based awards based on the estimated grant-date fair values. For restricted stock unit awards to employees, the fair value is based on the closing price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. We elected an accounting policy to record forfeitures as they occur.

See Note 8 to the financial statements included in Part II of this Annual Report on Form 10-K for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under our stock-based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2 to the financial statements included in Part II of this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	Change
Revenue:
Product revenue	$498	$69	$429
License revenue	69	3,000	(2,931)
Total revenue	567	3,069	(2,502)
Operating expenses:
Cost of goods sold	954	182	772
Selling, general and administrative	38,112	19,248	18,864
Research and development	13,426	13,124	302
Total operating expenses	52,492	32,554	19,938
Loss from operations	(51,925)	(29,485)	(22,440)
Other income (expense):
Change in fair value of warrant liability	6	(1)	7
Other income, net	172	206	(34)
Interest income	162	240	(78)
Interest expense	(1)	(29)	28
Loss on foreign currency exchange	(2)	—	(2)
Total other income, net	337	416	(79)
Loss before foreign income tax expense	(51,588)	(29,069)	(22,519)
Foreign income tax expense	—	(300)	300
Net loss attributable to common stockholders	$(51,588)	$(29,369)	$(22,219)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. We have not generated material revenue from commercial product sales. For the years ended December 31, 2021 and 2020, we recorded $0.5 million and $0.1 million, respectively, in product revenue from the shipment of drug product to wholesalers.

License revenue recorded for the year ended December 31, 2021 relates to materials shipped to Nhwa to support the development of oliceridine efforts in China. There was $3.0 million of license revenue recorded for the year ended December 31, 2020, related to the milestone payment that became payable by Nhwa upon FDA approval of OLINVYK.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	% Increase (Decrease)
Cost of goods sold	$954	$182	424%

Cost of goods sold increased by $0.8 million, or 424% for the year ended December 31, 2021 compared to the same period in 2020, primarily related to a reserve for a commercial batch that is not salable based on the Company’s quality requirements and a full year of distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

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

Selling, general and administrative expenses increased by $18.9 million, or 98%, for the year ended December 31, 2021 compared to the same period in 2020, primarily related to increases in commercialization activities and the launch of our customer-facing sales team.

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

Research and development expenses increased by $0.3 million, or 2% in 2021 as compared to 2020. The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2021	2020
Personnel-related costs	$5,537	$5,410
OLINVYK	1,834	2,560
TRV027	1,032	519
TRV045	2,744	2,144
TRV250	1,008	1,892
Other research and development	1,271	599
	$13,426	$13,124

The increase in research and development expenses during the year ended December 31, 2021 was primarily driven by higher expenditures on TRV027 and TRV045 partially offset by decreased spending on OLINVYK following FDA approval.

Total other income

Total other income decreased by $0.1 million, or 19%, during the year ended December 31, 2021 compared to the same period in 2020, primarily due to lower interest income and lower bond accretion due to the repayment of the term loan during the year ended December 31, 2020.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At December 31, 2021, we had an accumulated deficit of $494.1 million, working capital of $61.5 million, cash and cash equivalents of $66.9 million, restricted cash of $1.3 million, and no marketable securities. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of December 31, 2021.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. We anticipate these expenses to increase in 2022, given that we continue to commercialize OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $50.2 million and $21.4 million for the years ended December 31, 2021 and 2020, respectively. We incurred net losses of $51.6 million and $29.4 million for those same periods.

Our success is dependent on the successful commercialization of OLINVYK and obtaining adequate capital to fund operating losses until we become profitable. We expects that our existing balance of cash and cash equivalents as of December 31, 2021 is sufficient to fund operations through the fourth quarter of 2022, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(50,197)	$(21,394)
Investing activities	(16)	3,473
Financing activities	7,734	95,020
Net (decrease) increase in cash, cash equivalents and restricted cash	$(42,479)	$77,099

Net cash used in operating activities

Net cash used in operating activities was $50.2 million for the year ended December 31, 2021 as compared to $21.4 million for the year ended December 31, 2020 primarily due to an increase in selling, general and administrative expenses of $18.9 million as a result of the launch of OLINVYK. Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of a net loss of $51.6 million and changes in operating assets and liabilities of

$3.9 million partially offset by non-cash expenses for stock compensation of $4.4 million, depreciation of $0.4 million, and change in right-of-use asset of $0.4 million.

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of a net loss of $29.4 million partially offset by non-cash expenses for stock compensation of $3.3 million and a $3.4 million increase in accounts payable, accrued expenses and other liabilities.

Net cash (used in) provided by investing activities

Net cash used in investing activities was less than $0.1 million for the year ended December 31, 2021, primarily related to purchases of property, plant and equipment, as compared to net cash provided by investing activities of $3.5 million for the year ended December 31, 2020 which was primarily related to maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $7.7 million for the year ended December 31, 2021, as compared to $95.0 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to net proceeds of $7.9 million from the HCW ATM Program.

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

Leases

The Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor in Chesterbrook Pennsylvania. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. In 2022, we expect to pay approximately $1.4 million for our operating lease obligations. Future rent streams of $1.1 million to be collected in less than one year and $2.1 million to be collected between one and three years are not offset against operating lease obligations. See “Item 8 – Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies” in Part II of this Form 10-K for information about our operating lease obligations, including maturities of such obligations.

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

We believe that our cash and cash equivalents as of December 31, 2021, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessments of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trevena, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007

Philadelphia, Pennsylvania

March 31, 2022

TREVENA, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$66,923	$109,403
Accounts receivable, net	—	71
Inventories	2,352	—
Insurance recovery	—	9,000
Prepaid expenses and other current assets	1,448	570
Total current assets	70,723	119,044
Restricted cash	1,311	1,310
Property and equipment, net	1,841	2,253
Right-of-use lease asset	4,706	5,119
Other assets	1,543	13
Total assets	$80,124	$127,739
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$4,547	$1,693
Accrued expenses and other current liabilities	3,847	5,168
Estimated settlement liability	—	9,000
Lease liability	792	703
Total current liabilities	9,186	16,564
Leases, net of current portion	6,309	7,101
Warrant liability	—	6
Total liabilities	15,495	23,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; 165,520,007 and 159,999,917 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	165	160
Additional paid-in capital	558,566	546,422
Accumulated deficit	(494,102)	(442,514)
Total stockholders’ equity	64,629	104,068
Total liabilities and stockholders’ equity	$80,124	$127,739

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Product revenue	$498	$69
License revenue	69	3,000
Total revenue	567	3,069
Operating expenses:
Cost of goods sold	954	182
Selling, general and administrative	38,112	19,248
Research and development	13,426	13,124
Total operating expenses	52,492	32,554
Loss from operations	(51,925)	(29,485)
Other income (expense):
Change in fair value of warrant liability	6	(1)
Other income, net	172	206
Interest income	162	240
Interest expense	(1)	(29)
Loss on foreign currency exchange	(2)	—
Total other income, net	337	416
Loss before foreign income tax expense	(51,588)	(29,069)
Foreign income tax expense	—	(300)
Net loss and comprehensive loss	$(51,588)	$(29,369)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.23)
Weighted average common shares outstanding, basic and diluted	163,293,296	127,623,859

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Stockholders’ Equity

For the Period from January 1, 2020 to December 31, 2021

(in thousands, except share data)

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional		Total
	of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2020	94,213,760	$94	$443,129	$(413,145)	$30,078
Stock-based compensation expense	—	—	3,284	—	3,284
Exercise of stock options	197,640	1	135	—	136
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	1,042,238	1	(1,072)	—	(1,071)
Issuance of common stock, net of issuance costs	64,344,354	64	100,946	—	101,010
Net exercise of common stock warrant	201,925	—	—	—	—
Net loss	—	—	—	(29,369)	(29,369)
Balance, December 31, 2020	159,999,917	$160	$546,422	$(442,514)	$104,068
Stock-based compensation expense	—	—	4,407	—	4,407
Exercise of stock options	146,559	—	187	—	187
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	1,095,629	1	(394)	—	(393)
Issuance of common stock, net of issuance costs	4,277,902	4	7,944	—	7,948
Net loss	—	—	—	(51,588)	(51,588)
Balance, December 31, 2021	165,520,007	$165	$558,566	$(494,102)	$64,629

See accompanying notes to financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020

Operating activities:
Net loss	$(51,588)	$(29,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	477
Stock-based compensation	4,407	3,284
Noncash interest expense on loans	—	8
Loss on disposal of assets	—	2
Revaluation of warrant liability	(6)	1
Change in right-of-use asset	413	353
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(2,337)	1,049
Inventories	(2,352)	—
Insurance recovery	9,000	—
Settlement liability	(9,000)	—
Operating lease liabilities	(695)	(610)
Accounts payable, accrued expenses and other liabilities	1,533	3,411
Net cash used in operating activities	(50,197)	(21,394)
Investing activities:
Purchases of property and equipment	(16)	(27)
Maturities of marketable securities	—	3,500
Net cash (used in) provided by investing activities	(16)	3,473
Financing activities:
Proceeds from exercise of common stock options	187	136
Proceeds from issuance of common stock, net	7,948	101,010
Payment of employee withholding taxes on vested restricted stock units	(393)	(1,071)
Finance lease payments	(8)	(10)
Repayments of loans payable, net	—	(5,045)
Net cash provided by financing activities	7,734	95,020
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,479)	77,099
Cash, cash equivalents and restricted cash—beginning of period	110,713	33,614
Cash, cash equivalents and restricted cash—end of period	$68,234	$110,713
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$19

See accompanying notes to financial statements.

TREVENA, INC.

Notes to Financial Statements

December 31, 2021

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2021, the Company had an accumulated deficit of $494.1 million. The Company’s net loss was $51.6 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2021 is sufficient to fund operations through the fourth quarter of 2022, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. The Company had no loans payable at December 31, 2021 or 2020. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and restricted cash. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded during the years ended December 31, 2021 or 2020.

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

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities. The value of these warrants was immaterial as of December 31, 2021 and 2020.

In addition, in connection with entering into loan agreements, the Company has issued warrants to purchase shares of the Company’s common stock. These detachable warrant instruments qualify for equity classification and have been allocated upon the relative fair value of the base instrument and the warrant. See Note 7 and Note 8 for additional information.

Revenue

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when customers obtain control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, personnel expenses, clinical trial supplies, fees for clinical trial services, manufacturing costs, consulting costs, and allocated overhead.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. At December 31, 2021, the Company had two stock-based compensation plans, which are more fully described in Note 8. The Company also has an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.

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

The fair value of stock options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The Company elected an accounting policy to record forfeitures as they occur. For stock awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the conditions will be met. See Note 8 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for all years presented.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) was equal to the net loss for years ended December 31, 2020 and 2021.

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following table presents the Company’s cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted
	Cost	Gains	Losses	Fair Value	Equivalents	Cash
Cash	$9,459	$—	$—	$9,459	$8,148	$1,311
Level 1 (1):
Money market funds	58,775	—	—	58,775	58,775	—
Subtotal	58,775	—	—	58,775	58,775	—
Total	$68,234	$—	$—	$68,234	$66,923	$1,311

	December 31, 2020
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted
	Cost	Gains	Losses	Fair Value	Equivalents	Cash
Cash	$6,100	$—	$—	$6,100	$4,790	$1,310
Level 1 (1):
Money market funds	104,613	—	—	104,613	104,613	—
Subtotal	104,613	—	—	104,613	104,613	—
Total	$110,713	$—	$—	$110,713	$109,403	$1,310
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2021 and 2020, the Company did not hold any investment securities exceeding a one-year maturity.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. The Company does not hold material Level 3 securities, and therefore, there were no transfers in or out of Level 3 in the hierarchy during the years ended December 31, 2021 or 2020.

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

5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2021	2020
Computers and software	3 - 5	$476	$476
Office equipment and furniture	5	721	721
Manufacturing equipment	5	10	10
Leasehold improvements	10	3,082	3,082
Leased assets	5	45	45
Total property and equipment		4,334	4,334
Less accumulated depreciation and amortization		(2,493)	(2,081)
Property and equipment, net		$1,841	$2,253

Depreciation and amortization expense was $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and benefits	$2,132	$2,919
Commercial expenses	107	605
Legal expenses	124	784
Clinical trial expenses	550	—
Pharmaceutical development expenses	161	413
Credit balances to customers	87	—
Accrued purchases	271	—
Other accrued expenses and other current liabilities	415	447
Total accrued expenses and other current liabilities	$3,847	$5,168

7. Loans Payable

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

In connection with entering into the agreement, the Company issued to the lenders and the placement agent warrants to purchase an aggregate of 7,678 shares of Trevena’s common stock. Warrants exercisable for an aggregate of 5,728 shares remain outstanding as of December 31, 2021. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which the Company is not the surviving entity. In connection with the draw of Term Loan B, the Company issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above, have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with draw of Term Loan C, the Company issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of the Company’s common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments have qualified for equity classification and have been allocated upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

As of December 31, 2021 and December 31, 2020, there are no borrowings outstanding attributable to Term Loans A, B, or C. No interest expense was recorded during the year ended December 31, 2021. Interest expense of $0.02 million was recorded during the year ended December 31, 2020. The Company incurred lender and third-party costs of $1.0 million related to the issuance of its term loans. Per ASU 2015 03, Interest-Imputation of Interest, debt discount and debt issuance costs are to be presented as a contra-liability to the debt on the balance sheet. These costs were amortized to interest expense over the life of the loans using the effective interest method. Immaterial amounts of debt discount and debt issuance cost were amortized to interest expense during the year ended December 31, 2020.

8. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of December 31, 2021 and December 31, 2020. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2021 and December 31, 2020. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

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

ATM Programs

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. For the year ended December 31, 2021, the Company issued and sold approximately 4.3 million shares of common stock under the HCW ATM Program. The net offering proceeds to the Company in 2021 for sales under the HCW ATM Program were approximately $7.9 million after deducting related expenses, including commissions. As of December 31, 2021, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

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

In 2013, the Company adopted the 2013 Equity Incentive Plan, as amended on May 14, 2014, collectively, 2013 Plan. The 2013 Plan became effective upon the Company’s entry into the underwriting agreement related to its IPO in January 2014 and, as of such date, no further grants were permitted under the 2008 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. Additionally, the 2013 Plan provides for the grant of cash and stock-based performance awards. The 2013 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the plan automatically increases on January 1 of each year beginning in 2015.

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, effective January 1, 2017, pursuant to which the Company reserved 500,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Plan provides for nonqualified stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

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

The estimated grant-date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,066	$781
Selling, general and administrative	3,303	2,497
Cost of goods sold	38	6
Total stock-based compensation	$4,407	$3,284

Stock Options

A summary of stock option activity and related information from January 1, 2020 through December 31, 2021 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, January 1, 2020	7,568,304	$3.40	7.01
Granted	2,477,486	1.90
Exercised	(197,640)	0.68
Forfeited/Cancelled	(283,631)	3.33
Balance, December 31, 2020	9,564,519	$3.07	7.17
Granted	3,747,642	1.60
Exercised	(146,559)	1.28
Forfeited/Cancelled	(715,732)	2.81
Balance, December 31, 2021	12,449,870	$2.67	7.11
Vested or expected to vest at December 31, 2021	12,449,870	$2.67	7.11
Exercisable at December 31, 2021	7,073,223	$3.39	5.72

The aggregate intrinsic value of the options exercisable as of December 31, 2021 was zero, based on the difference between the Company’s closing stock price of $0.58 and the exercise price of each stock option.

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

The per-share weighted average grant date fair value of the options granted to employees and directors during the years ended December 31, 2021 and 2020 was estimated at $1.25 and $1.48 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Expected term of options (in years)	6.2	6.1
Risk-free interest rate	1.0%	0.6%
Expected volatility	98.0%	97.3%
Dividend yield	—%	—%

The weighted average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107.

●	Expected stock price volatility: The Company estimates the expected volatility based on the actual historical volatility of the Company’s stock price using daily closing prices over a period equal to the expected term of the associated award.
●	Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company elects to record forfeitures upon occurrence, rather than utilizing an estimate.

As of December 31, 2021, there was $6.0 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 2.97 years.

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

There were 466,059 shares of common stock underlying vested RSUs that were withheld during the year ended December 31, 2021, based on the value of the RSU awards as determined by the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs from January 1, 2020 through December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at January 1, 2020	2,945,585	$0.73
Granted	2,536,850	2.11
Vested	(1,519,493)	0.71
Forfeited/Cancelled	(191,600)	0.69
Non-vested at December 31, 2020	3,771,342	$1.66
Granted	4,358,462	0.70
Vested	(1,561,688)	1.20
Forfeited	(649,620)	1.64
Non-vested at December 31, 2021	5,918,496	$1.08

For the years ended December 31, 2021 and 2020, the Company recorded $1.8 million and $1.1 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the statements of operations and comprehensive loss.

As of December 31, 2021, there was $6.2 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.38 years.

Shares Available for Future Grant

At December 31, 2021, the Company has the following shares available to be granted:

		Inducement
	2013 Plan	Plan
Available at December 31, 2020	4,053,501	252,500
Authorized	6,399,997	—
Granted	(8,106,104)	—
Shares withheld for taxes not issued	466,059	—
Forfeited/Cancelled	1,365,352	—
Available at December 31, 2021	4,178,805	252,500

Shares Reserved for Future Issuance

At December 31, 2021, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	12,202,370
Restricted stock units outstanding under 2013 Plan	5,918,496
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	275,430
Total shares of common stock reserved for future issuance	19,122,102

9. Commitments and Contingencies

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$4,706	$5,119
Other current lease liabilities	788	696
Operating lease liabilities	6,309	7,097
Total operating lease liabilities	$7,097	$7,793

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(41)	(34)
Property and equipment, net	4	11
Other current lease liabilities	4	7
Other long-term liabilities	—	4
Total finance lease liabilities	$4	$11

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Operating lease costs:
Operating lease rental expense	$1,228	$1,256
Other income	(1,186)	(1,195)
Total operating lease costs	$42	$61

Finance lease costs:
Amortization of right-of-use assets	7	9
Interest on lease liabilities	1	1
Total finance lease costs	$8	$10

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(265)	$(179)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(8)	(10)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2022	$1,401	$4
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026 and beyond	3,661	—
Total minimum lease payments	$9,411	$4
Interest Expense	(2,314)	—
Lease liability	$7,097	$4

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2022	1,118
2023	1,139
2024	996
2025	—
2026 and beyond	—
Total minimum lease payments	$3,253

Weighted average lease term and discount rates are as follows:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	6	7
Finance leases	—	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

The Company had no deferred rent at December 31, 2021 or 2020 related to its facility leases.

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

10. Product Revenue

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

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes distributor chargebacks, prompt payment (cash) discounts, distribution service fees and product returns.

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

Concentration of Revenue

The Company’s three customers account for 100% of total product revenue for the year ended December 31, 2021.

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the year ended December 31, 2021 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2021	$2	$5	$10
Provision related to current period sales	14	37	83
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	(15)	(1)	(48)
Balance, December 31, 2021	$1	$41	$45

As of December 31, 2021, the Company does not have any outstanding accounts receivable and, as a result, the sales allowance of $87,000 has been included with accrued expenses and other current liabilities on the Company’s balance sheet.

11. License Revenue

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

For the year ended December 31, 2021 and 2020, license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Year Ended
	Year Ended December 31,
	2021	2020
Pharmbio Korea Inc.	$—	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	69	3,000
Total license revenues	$69	$3,000

License revenue recorded for the year ended December 31, 2021 consisted of $0.1 million related to materials shipped to Nhwa to support the development of oliceridine efforts in China. There was $3.0 million of license revenue recorded for the year ended December 31, 2020, related to the milestone payment that became payable by Nhwa upon FDA approval of OLINVYK.

12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(51,588)	$(29,369)
Weighted average common shares outstanding	163,293,296	127,623,859
Net loss per share of common stock - basic and diluted	$(0.32)	$(0.23)

The following outstanding securities at December 31, 2021 and 2020 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2021	2020
Options outstanding	12,449,870	9,564,519
RSUs outstanding	5,918,496	3,771,342
Warrants	275,430	295,591
Total	18,643,796	13,631,452

13. Income Taxes

The income tax provision for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Current:
Foreign	$—	$300
Federal	—	—
State	—	—
Total	—	300
Deferred
Foreign	—	—
Federal	—	—
State	—	—
Total	—	—
Total income tax provision (benefit)	$—	$300

Deferred tax assets and liabilities reflect the net effects of net operating losses, or NOLs, and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company's deferred tax assets as of December 31, 2021 and 2020. The Company’s valuation allowance increased by $14.4 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively.

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
NOLs	$40,810	$25,949
Research and development credits	15,575	14,920
Research and development expenses capitalized for tax purposes	93,254	93,812
Equity-based compensation	3,960	4,130
Deferred rent	691	772
Depreciation	312	246
Other temporary differences	657	730
Total deferred tax assets	155,259	140,559
Deferred tax liabilities:
Prepaid expenses	(381)	(119)
Total deferred tax liabilities	(381)	(119)
Net deferred tax assets	154,878	140,440
Less valuation allowance	(154,878)	(140,440)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2021	2020
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%
Permanent Differences	(0.2)%	1.0%
State taxes, net of federal benefit	7.2%	4.8%
Research and development credit	1.3%	2.6%
Withholding Tax	—%	(1.0)%
Stock compensation	(1.4)%	(6.9)%
Other	0.1%	(2.3)%
Change in valuation allowance	(28.0)%	(20.2)%
Effective income tax rate	—%	(1.0)%

As of December 31, 2021, the Company had U.S. federal and state NOLs of $141.8 million and $139.7 million, respectively, that begin to expire starting in 2027. As of December 31, 2021, the Company had federal research and development tax credit carryforwards of $15.6 million that begin to expire in 2027. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files income tax returns in the U.S., the Commonwealth of Pennsylvania and various other states. Tax years for 2018 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

14. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During the years ended December 31, 2021 and 2020, the Company provided matching contributions of $0.3 million and $0.2 million, respectively.

15. Subsequent Events

On March 30, 2022, the Company entered into a royalty-based financing with R-Bridge Healthcare Fund, an affiliate of CBC Group, or the R-Bridge Financing. In connection with this financing, the Company will receive an upfront amount of $15.0 million, plus $15.0 million upon first commercial sale of OLINVYK in China. The Company will also receive an additional $10.0 million upon achievement of either a commercial or financing milestone.

The R-Bridge Financing will be repaid through assignment to R-Bridge of all royalties from the Company’s license with its partner in China, Jiangsu Nhwa Pharmaceutical, or Nhwa, and through a 4% net revenue interest in U.S. net sales of OLINVYK. This U.S. revenue interest will be capped at $10.0 million if Chinese approval occurs by year-end 2023. In the event Chinese approval does not occur by that time, the U.S. revenue interest will increase to 7% and will continue until certain combined totals of U.S. revenue interest and Chinese royalties are repaid. The Company retains all milestones from our partnership with Nhwa, including a $3.0 million milestone on Chinese approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2021.

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive offers required by this Item 10 is provided under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K. All other information required by this Item 10 is incorporated herein by reference to the information responsive thereto contained in our definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans
Equity compensation plans approved by stockholders	18,120,866	$2.68	4,178,805
Equity compensation plans not approved by stockholders	247,500	1.78	252,500
Total	18,368,366	$2.67	4,431,305
(1)	Includes 225,806 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The number of shares of our common stock reserved for issuance under our 2013 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by the number of shares equal to the least of (i) 225,806, (ii) the total number of shares of common stock issued under the 2013 ESPP during the immediately preceding calendar year, and (iii) such lower number of shares determined by our Board of Directors.
(2)	Includes 4,178,805 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.
(3)	On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 500,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2021, 252,500 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2022 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

10.31

Common Stock Sales Agreement, dated April 17, 2019, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2019).

10.32

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
101#

The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2021 and 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2021 and 2020, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2021 and 2020, (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: March 31, 2022

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Carrie L. Bourdow

/s/ Barry Shin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Barry Shin

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 31, 2022
Leon O. Moulder, Jr

/s/ Scott Braunstein	Director	March 31, 2022
Scott Braunstein, M.D.

/s/ Michael R. Dougherty	Director	March 31, 2022
Michael R. Dougherty

/s/ Marvin H. Johnson, Jr.	Director	March 31, 2022
Marvin H. Johnson, Jr.

/s/ Jake R. Nunn	Director	March 31, 2022
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 31, 2022
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 31, 2022
Barbara Yanni