Form 10-Q
period 2022-03-31
TREVENA INC
filed 2022-05-11
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 9, 2022: 165,520,007

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,664	$66,923
Inventories	2,745	2,352
Prepaid expenses and other current assets	2,840	1,448
Total current assets	54,249	70,723
Restricted cash	1,311	1,311
Property and equipment, net	1,736	1,841
Right-of-use lease asset	4,592	4,706
Other assets	2,529	1,543
Total assets	$64,417	$80,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,408	$4,547
Accrued expenses and other current liabilities	5,703	3,847
Lease liability	815	792
Total current liabilities	8,926	9,186
Leases, net of current portion	6,096	6,309
Total liabilities	15,022	15,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 165,520,007 shares issued and outstanding at March 31, 2022 and December 31, 2021	165	165
Additional paid-in capital	559,721	558,566
Accumulated deficit	(510,491)	(494,102)
Total stockholders’ equity	49,395	64,629
Total liabilities and stockholders’ equity	$64,417	$80,124

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	2022	2021
Revenue:
Product revenue	$—	$209
License revenue	20	—
Total revenue	20	209
Operating expenses:
Cost of goods sold	207	163
Selling, general and administrative	11,014	7,368
Research and development	5,259	2,636
Total operating expenses	16,480	10,167
Loss from operations	(16,460)	(9,958)
Other income (expense):
Change in fair value of warrant liability	—	3
Other income, net	45	69
Interest income	24	48
Gain (loss) on foreign currency exchange	2	(4)
Total other income, net	71	116
Net loss and comprehensive loss	$(16,389)	$(9,842)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.06)
Weighted average common shares outstanding, basic and diluted	165,520,007	160,508,373

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional		Total
	of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2022	165,520,007	$165	$558,566	$(494,102)	$64,629
Stock-based compensation expense	—	—	1,155	—	1,155
Net loss	—	—	—	(16,389)	(16,389)
Balance, March 31, 2022	165,520,007	$165	$559,721	$(510,491)	$49,395

Balance, January 1, 2021	159,999,917	$160	$546,422	$(442,514)	$104,068
Stock-based compensation expense	—	—	1,111	—	1,111
Exercise of stock options	5,000	—	9	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	(69)	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	2,791	—	2,792
Net loss	—	—	—	(9,842)	(9,842)
Balance, March 31, 2021	161,273,660	$161	$550,264	$(452,356)	$98,069

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	2022	2021
Operating activities:
Net loss	$(16,389)	$(9,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	108
Stock-based compensation	1,155	1,111
Revaluation of warrant liability	—	(3)
Change in right-of-use asset	114	97
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,378)	(2,645)
Inventories	(393)	—
Operating lease liabilities	(188)	(166)
Accounts payable, accrued expenses and other liabilities	(283)	(3,073)
Net cash used in operating activities	(18,257)	(14,413)
Financing activities:
Proceeds from exercise of common stock options	—	9
Proceeds from issuance of common stock, net	—	2,792
Payment of employee withholding taxes on vested restricted stock units	—	(69)
Finance lease payments	(2)	(2)
Net cash (used in) provided by financing activities	(2)	2,730
Net decrease in cash, cash equivalents and restricted cash	(18,259)	(11,683)
Cash, cash equivalents and restricted cash—beginning of period	68,234	110,713
Cash, cash equivalents and restricted cash—end of period	$49,975	$99,030

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2022, the Company had an accumulated deficit of $510.5 million. The Company’s net loss was $16.4 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2022 is sufficient to fund operations into 2023, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and Accounting Standards Updates, or ASUs, of the FASB. The Company’s functional currency is the U.S. dollar.

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of March 31, 2022, its results of operations and its comprehensive loss for the three months ended March 31, 2022 and 2021, its consolidated statements of stockholders’ equity for the period from January 1, 2022 to March 31, 2022 and for the period January 1, 2021 to March 31, 2021, and its consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 10, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2022. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the recording expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Cash, Cash Equivalents and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted
	Cost	Gains	Losses	Fair Value	Equivalents	Cash
Cash	$10,176	$—	$—	$10,176	$8,865	$1,311
Level 1 (1):
Money market funds	39,799	—	—	39,799	39,799	—
Subtotal	39,799	—	—	39,799	39,799	—
Total	$49,975	$—	$—	$49,975	$48,664	$1,311

	December 31, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted
	Cost	Gains	Losses	Fair Value	Equivalents	Cash
Cash	$9,459	$—	$—	$9,459	$8,148	$1,311
Level 1 (1):
Money market funds	58,775	—	—	58,775	58,775	—
Subtotal	58,775	—	—	58,775	58,775	—
Total	$68,234	$—	$—	$68,234	$66,923	$1,311
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company maintains $1.3 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2022, or the year ended December 31, 2021.

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

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$2,880	$2,488

As of March 31, 2022 and December 31, 2021, the Company had an inventory reserve of $0.1 million.

5. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of March 31, 2022. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2022. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. There were no sales under the HCW ATM Program during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

In connection with the Company’s January 2019 securities purchase agreements, the Company issued warrants to purchase 500,000 shares of common stock to certain designees of H.C. Wainwright & Co., LLC. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. As of March 31, 2022, 172,500 of these warrants remain outstanding.

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

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, effective January 1, 2017, pursuant to which the Company reserved 500,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Inducement Plan provides for nonqualified stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

Under all of the Company’s equity incentive plans, the amount, terms of grants and exercisability provisions are determined by the board of directors or its designee. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors or its designee. Vesting generally occurs over a period of not greater than four years. For performance-based stock awards, the Company recognizes expense when achievement of the performance condition is probable, over the requisite service period.

The estimated grant date fair value of the Company’s share based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$275	$260
Selling, general and administrative	873	840
Cost of goods sold	7	11
Total stock-based compensation	$1,155	$1,111

Stock Options

A summary of stock option activity and related information through March 31, 2022 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2021	12,449,870	$2.67	7.11
Granted	244,950	0.60
Exercised	—	—
Forfeited/Cancelled	(435,809)	1.85
Balance, March 31, 2022	12,259,011	$2.65	6.97
Vested or expected to vest at March 31, 2022	12,259,011	$2.65	6.97
Exercisable at March 31, 2022	7,457,237	$3.30	5.66

The aggregate intrinsic value of options exercisable as of March 31, 2022 was zero, based on the difference between the Company’s closing stock price of $0.55 and the exercise price of each stock option. At March 31, 2022, there was $5.5 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 2.84 years.

The Company uses the Black Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s common stock, the period during which the options will be outstanding, the rate of return on risk free investments and the expected dividend yield for the Company’s common stock.

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2022 and 2021 was estimated at $0.46 and $1.65 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2022	2021
Expected term of options (in years)	6.3	6.2
Risk-free interest rate	1.5%	0.8%
Expected volatility	92.5%	97.5%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

As of March 31, 2022, there were 5,918,496 non-vested RSUs with a weighted average grant date fair value of $1.08.

For the three months ended March 31, 2022, the Company recorded $0.5 million in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of March 31, 2022, there was $5.7 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 3.14 years.

Shares Available for Future Grant

At March 31, 2022, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2021	4,178,805	252,500
Authorized	6,620,800	—
Granted	(244,950)	—
Shares withheld for taxes not issued	—	—
Forfeited/Cancelled	27,871	—
Available at March 31, 2022	10,582,526	252,500

Shares Reserved for Future Issuance

At March 31, 2022, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	12,011,511
Restricted stock units outstanding under 2013 Plan	5,918,496
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	275,430
Total shares of common stock reserved for future issuance	18,931,243

6. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s consolidated statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$4,592	$4,706
Other current lease liabilities	813	788
Operating lease liabilities	6,096	6,309
Total operating lease liabilities	$6,909	$7,097

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(43)	(41)
Property and equipment, net	2	4
Other current lease liabilities	2	4
Other long-term liabilities	—	—
Total finance lease liabilities	$2	$4

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease costs:
Operating lease rental expense	$327	$293
Other income	(315)	(312)
Total operating lease costs	$12	$(19)

Finance lease costs:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	—
Total finance lease costs	$1	$2

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(70)	$(48)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(2)	(2)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2022 (April 1 - December 31)	$1,053	$2
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026	1,498	—
2027 and beyond	2,163	—
Total minimum lease payments	$9,063	$2
Interest Expense	(2,154)	—
Lease liability	$6,909	$2

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2022 (April 1 - December 31)	$839
2023	1,139
2024	996
Total minimum lease payments	$2,974

Lease term and discount rates are as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	6	7
Finance leases	—	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

Legal Proceedings

In October and November 2018, the Company and certain current and former officers and directors were sued in three purported class actions filed in the U.S. District Court for the Eastern District of Pennsylvania, or the EDPA, alleging violations of the federal securities laws. In January 2019, the three lawsuits were consolidated into one action. On February 11, 2021, the parties agreed in principle to a settlement of $8.5 million, all of which was to be paid by the Company’s insurance carriers, subject to approval by the Court. The Court approved the settlement on August 2, 2021. The Company and the individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company recorded the $8.5 million estimated settlement liability and the $8.5 million estimated insurance recovery in its

2020 financial statements. As expected, the $8.5 million was paid by the Company’s insurance carriers, and the litigation is now resolved. The Company continues to believe that the claims were without merit.

In December 2018, a shareholder derivative action was filed on behalf of the Company and against certain current and former officers and directors in the EDPA, and in February 2019, two additional, similar shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. A fourth similar shareholder derivative action was filed in the EDPA in September 2019, and a fifth, similar derivative action was filed in the EDPA in November 2019. A similar sixth derivative action was filed in the EDPA in September 2020. These cases involved facts similar to the consolidated securities lawsuits. The parties agreed to a settlement, which was approved by the Court on August 2, 2021. The individual defendants did not acknowledge any wrongdoing as part of the settlement. The Company agreed to make certain corporate governance changes, and a monetary payment of $500,000 was made to plaintiffs’ counsel, all of which was funded by the Company’s insurance carriers. The Company recorded in the fourth quarter of 2020 an estimated liability of $0.5 million and a corresponding insurance recovery of the same amount. The litigation is now resolved.

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

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the three months ended March 31, 2022 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2022	$1	$41	$45
Provision related to current period sales	—	—	—
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	—	—	—
Balance, March 31, 2022	$1	$41	$45

As of March 31, 2022, the Company does not have any outstanding accounts receivable and, as a result, the sales allowance of $87,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

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

For the three months ended March 31, 2022 and 2021, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Pharmbio Korea Inc.	$20	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—
Total license revenues	$20	$—

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(16,389)	$(9,842)
Weighted average common shares outstanding	165,520,007	160,508,373
Net loss per share of common stock - basic and diluted	$(0.10)	$(0.06)

The following outstanding securities at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2022	2021
Options outstanding	12,259,011	10,350,543
RSUs outstanding	5,918,496	3,696,342
Warrants	275,430	295,591
Total	18,452,937	14,342,476

10. Subsequent Events

In April 2022, the Company received the first $15.0 million tranche from its royalty-based loan agreement with an affiliate of R-Bridge Healthcare Fund, or the R-Bridge Financing. The R-Bridge Financing calls for an initial $15.0 million tranche within 15 days of the closing of the deal. The Company will receive an additional $10.0 million upon achievement of either a financing or commercial milestone and an additional $15.0 million upon the first commercial sale of OLINVYK® in China, subject to customary bring down conditions and deliverables. R-Bridge Healthcare Fund is an affiliate of CBC Group, one of Asia’s largest and most active healthcare-dedicated investment firms focusing in three core areas: pharmaceutical & biotech, medtech, and healthcare services. The R-Bridge Financing is secured by and repaid with proceeds from (i) royalties from the Company’s license agreement with its partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd. (Nhwa), and (ii) a revenue interest based on the Company’s U.S. net sales of OLINVYK in an initial amount of 4% of such net sales. This U.S. revenue interest will be capped at $10.0 million if Chinese approval of OLINVYK occurs by year-end 2023. In the event Chinese approval does not occur by that time, the U.S. revenue interest will increase to 7% and will continue until certain combined totals of U.S. revenue interest and Chinese royalties are paid. The Company retains all milestones from its partnership with Nhwa, including a $3.0 million milestone on Chinese approval of OLINVYK.

In connection with the Company’s R-Bridge Financing, the Company issued a warrant to purchase 5,000,000 shares of common stock. This warrant has a term of 3 years, is immediately exercisable and has an exercise price of $0.82 per share. It was issued in April 2022 upon receipt of the first $15.0 million tranche.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2022. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

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

We initiated commercial launch of OLINVYK in the first quarter of 2021. Our commercial launch strategy is to focus on a subset of core specialties and clinically challenging patient, such as those patients with certain co-morbidities, elderly, obese or renal impairment. We intend to evolve and expand this focus as customers gain experience with OLINVYK. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV045 for diabetic neuropathic pain and epilepsy; TRV250 for acute migraines; and TRV734 for opioid use disorders.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of March 31, 2022, we had an accumulated deficit of $510.5 million. Our net loss was $16.4 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV250, TRV734, or TRV045.

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

Recent Developments

Receipt of First $15.0 million Tranche of Financing

In April 2022, we received the first $15.0 million tranche from our royalty-based financing agreement with an affiliate of R-Bridge Healthcare Fund, or the R-Bridge Financing. The R-Bridge Financing calls for an initial $15.0 million tranche within 15 days of the closing of the deal. We will receive an additional $10.0 million upon achievement of either a financing or commercial milestone and an additional $15.0 million upon the first commercial sale of OLINVYK® in China, subject to customary bring down conditions and deliverables. R-Bridge Healthcare Fund is an affiliate of CBC Group, one of Asia’s largest and most active healthcare-dedicated investment firms focusing in three core areas: pharmaceutical & biotech, medtech, and healthcare services. The R-Bridge Financing is secured by, and repaid with proceeds from (i) royalties from the license with our partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd. (Nhwa) and (ii) a revenue interest based on our U.S. net sales of OLINVYK in an initial amount of 4% of such net sales. This U.S. revenue interest will be capped at $10.0 million if Chinese approval of OLINVYK occurs by year-end 2023. In the event Chinese approval does not occur by that time, the U.S. revenue interest will increase to 7% and will continue until certain combined totals of U.S. revenue interest and Chinese royalties are paid. We retain all milestones from our partnership with Nhwa, including a $3.0 million milestone on Chinese approval of OLINVYK.

Enrollment in ACTIV-4 Host Tissue Platform Ceased

In April 2022, we announced that we had received notice that enrollment for TRV027 as part of the ACTIV-4 (Accelerating COVID-19 Therapeutic Interventions and Vaccines-4) Host Tissue platform (the “ACTIV-4 Platform”) has ceased. Based upon data at the interim analysis, the ACTIV-4 Platform Data and Safety Monitoring Board has recommended that certain trials in the ACTIV-4 Platform, including the TRV027 vs placebo trial, should cease enrollment due to these study arms having crossed the inferiority/harm boundary and safety concerns, based on an analysis of the primary endpoint, a composite of mortality and oxygen use within the first 28 days. The 90-day follow up of participants in the TRV027 trial will proceed as planned. Details about the trial results and conclusions will be disseminated once all data have been fully analyzed.

Other than us supplying drug for the study, the ACTIV-4 Platform is fully funded by the National Heart, Lung, and Blood Institute, a part of the National Institutes of Health.

OLINVYK Results from Respiratory Physiology Study of Head-to-Head Comparison versus IV Morphine in Elderly/Overweight Subjects

In April 2022, we announced that OLINVYK showed a statistically significant reduced impact on respiratory function compared to IV morphine, among elderly/overweight subjects. This data replicated observations previously seen in a comparative study of respiratory physiology in younger subjects with OLINVYK and IV morphine. The results were from a double-blinded, crossover study comparing the analgesic and respiratory effects of two doses of OLINVYK (0.5mg and 2.0mg) and morphine (2.0mg and 8.0mg) administered intravenously in a population of elderly individuals across a range of body weight. Both OLINVYK and IV morphine achieved comparable levels of pain relief. However, a statistically significantly reduced impact on respiratory function was observed in patients treated with OLINVYK compared to IV morphine as measured by the mean respiratory ventilation profiles over time (P < 0.0001).

In contrast to the lower dose of IV morphine, very little impact on respiratory function was observed with the lower dose of OLINVYK. At the higher dose of both drugs studied, less respiratory depression over the 6 hour measurement period was observed with OLINVYK. The peak level was also lower for OLINVYK compared to morphine, though this difference was not statistically significant. In addition, in contrast to morphine, respiratory function at the higher dose of OLINVYK rapidly returned toward baseline from 3 hours onward (all time points P < 0.05 in pairwise comparison).

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

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of March 31, 2022, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements to disclose.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended
	2022	2021	Change
Revenue:
Product revenue	$—	$209	$(209)
License revenue	20	—	20
Total revenue	20	209	(189)
Operating expenses:
Cost of goods sold	207	163	44
Selling, general and administrative	11,014	7,368	3,646
Research and development	5,259	2,636	2,623
Total operating expenses	16,480	10,167	6,313
Loss from operations	(16,460)	(9,958)	(6,502)
Other income (expense):
Change in fair value of warrant liability	—	3	(3)
Other income, net	45	69	(24)
Interest income	24	48	(24)
Loss on foreign currency exchange	2	(4)	6
Total other income, net	71	116	(45)
Net loss attributable to common stockholders	$(16,389)	$(9,842)	$(6,547)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three months ended March 31, 2022, we recorded no product revenue. For the three months ended March 31, 2021, we recorded $0.2 million in product revenue from the shipment of drug product to wholesalers.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	% Increase (Decrease)
Cost of goods sold	$207	$163	27%

Cost of goods sold increased by less than $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

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

Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $3.6 million or 50% as compared to the same period in 2021. The increase was primarily related to increases in commercialization activities and the launch of our customer-facing sales team.

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

Research and development expenses increased by $2.6 million, or 100%, for the three months ended March 31, 2022, as compared to the same period in 2021. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	2022	2021
Personnel-related costs	$1,671	$1,277
OLINVYK	1,246	185
TRV027	361	109
TRV045	1,044	895
TRV250	428	—
Other research and development	509	170
	$5,259	$2,636

The higher research and development expenses incurred during the three months ended March 31, 2022 compared to the same period in 2021 were the result of increased spend on OLINVYK post-approval clinical studies in respiratory physiology and cognitive function and continued development of TRV045 and TRV027.

Total other income

Total other income, net for the three months ended March 31, 2022 was lower than prior year primarily because of lower interest income.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At March 31, 2022, we had an accumulated deficit of $510.5 million, working capital of $45.3 million, cash and cash equivalents of $48.7 million, and restricted cash of $1.3 million, and no marketable securities. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of March 31, 2022.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have increased in the three months ended March 31, 2022 as compared to the same period in 2021 as a result of the commercial launch of OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $18.3 million and $14.4 million for the three months ended March 31, 2022 and 2021, respectively. We incurred net losses of $16.4 million and $9.8 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(18,257)	$(14,413)
Financing activities	(2)	2,730
Net decrease in cash, cash equivalents and restricted cash	$(18,259)	$(11,683)

Net cash used in operating activities

Net cash used in operating activities was $18.3 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $16.4 million and changes in operating assets and liabilities of $3.2 million, partially offset by stock-based compensation of $1.2 million and depreciation expense of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $14.4 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $9.8 million and changes in operating assets and liabilities of $5.9 million, partially offset by stock-based compensation of $1.1 million and depreciation expense of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash provided by financing activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2022, which was due to capital lease payments. Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2021, which was primarily due to net proceeds of $2.8 million from the HCW ATM Program.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we commercialize OLINVYK, and continue to advance TRV045 and TRV250. Over the next twelve months, we anticipate that our total operating expenses will increase compared to the previous twelve months.

We believe that our cash and cash equivalents as of March 31, 2022, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report.

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

None..

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

There have been no material changes to our risk factors disclosed in our Annual Report for the year ended December 31, 2021, with the exception of the following risk factors. The risk factors disclosed in our Annual Report are incorporated herein by reference.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Through an indirect subsidiary, we entered into a royalty-based loan agreement, or the Loan Agreement, with R-Bridge Healthcare Investment Advisory, Ltd., or R-Bridge, pursuant to which we may incur up to $40.0 million of indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the Loan Agreement depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated profit from product sales. We expect to continue to incur losses as we add infrastructure and personnel to support our commercialization and product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our indebtedness under the Loan Agreement and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. Any of this could result in a failure of our ability to satisfy our debt obligations under the Loan Agreement. In turn, such failure could result in an event of default and, as a result, R-Bridge could accelerate all of the amounts due under the Loan Agreement. In the event of any such acceleration of amounts due as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, R-Bridge could seek to enforce its respective security interests in certain assets.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of our intellectual property. The Loan Agreement also contains certain customary negative covenants, barring our subsidiary that is party to the Loan Agreement from: certain fundamental transactions; issuing dividends and distributions (other than certain exceptions, including distributing the loan proceeds to us); incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to our license agreement relating to OLINVYK with our partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd.; and permitting any additional liens on the collateral provided to R-Bridge under the Loan Agreement. Our failure to observe or breach of these covenants could result in an event of default and, as a result, R-Bridge could accelerate all of the amounts then due under the Loan Agreement or otherwise give R-Bridge certain rights over us which would have an adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1#	Loan Agreement, dated March 30, 2022, by and among R-Bridge Investment Four Pte. Ltd.,, as lender, and Trevena SPV2 LLC, as borrower.

10.2#	Revenue Interest Purchase Agreement, dated March 30, 2022, by and among Trevena, Inc., as seller, and Trevena SPV2 LLC, as Company.

10.3#	Contribution and Servicing Agreement, dated March 30, 2022, by and among Trevena, Inc., as contributor, and Trevena SPV2 LLC, as Company.

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2022 to March 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 11, 2022

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer