Form 10-Q
period 2022-06-30
TREVENA INC
filed 2022-08-11
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 9, 2022: 173,681,085

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,589	$66,923
Marketable securities	29,934	—
Inventories	2,990	2,352
Prepaid expenses and other current assets	3,270	1,448
Total current assets	55,783	70,723
Restricted cash	2,911	1,311
Property and equipment, net	1,631	1,841
Right-of-use lease asset	4,474	4,706
Other assets	3	1,543
Total assets	$64,802	$80,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,719	$4,547
Accrued expenses and other current liabilities	5,951	3,847
Lease liability	839	792
Total current liabilities	9,509	9,186
Loan payable, net	13,472	—
Leases, net of current portion	5,879	6,309
Total liabilities	28,860	15,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 165,681,085 and 165,520,007 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	165	165
Additional paid-in capital	561,332	558,566
Subscription receivable	(23)	—
Accumulated deficit	(525,472)	(494,102)
Accumulated other comprehensive loss	(60)	—
Total stockholders’ equity	35,942	64,629
Total liabilities and stockholders’ equity	$64,802	$80,124

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$—	$178	$—	$387
License revenue	—	—	20	—
Total revenue	—	178	20	387
Operating expenses:
Cost of goods sold	216	258	423	421
Selling, general and administrative	10,306	10,545	21,320	17,913
Research and development	4,291	3,449	9,550	6,085
Total operating expenses	14,813	14,252	31,293	24,419
Loss from operations	(14,813)	(14,074)	(31,273)	(24,032)
Other income (expense):
Change in fair value of warrant liability	—	2	—	5
Other income, net	64	7	109	76
Interest income	95	43	119	91
Interest expense	(325)	—	(325)	—
Loss on foreign currency exchange	(2)	—	—	(4)
Total other income (expense), net	(168)	52	(97)	168
Net Loss	(14,981)	(14,022)	(31,370)	(23,864)
Unrealized loss on marketable securities	(60)	—	(60)	—
Comprehensive loss	$(15,041)	$(14,022)	$(31,430)	$(23,864)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.15)
Weighted average common shares outstanding, basic and diluted	165,527,087	163,370,485	165,523,567	161,936,680

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
						Accumulated
	Common Stock					Other
	Number	$0.001	Additional			Comprehensive	Total
	of	Par	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2022	165,520,007	$165	$558,566	$—	$(494,102)	$—	$64,629
Stock-based compensation expense	—	—	1,155	—	—	—	1,155
Net loss	—	—	—	—	(16,389)	—	(16,389)
Balance, March 31, 2022	165,520,007	$165	$559,721	$—	$(510,491)	$—	$49,395
Stock-based compensation expense	—	—	1,008	—	—	—	1,008
Issuance of common stock warrants in connection with loan payable	—	—	603	—	—	—	603
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	161,078	—	—	(23)	—	—	(23)
Unrealized loss on marketable securities	—	—	—	—	—	(60)	(60)
Net loss	—	—	—	—	(14,981)	—	(14,981)
Balance, June 30, 2022	165,681,085	$165	$561,332	$(23)	$(525,472)	$(60)	$35,942

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional		Total
	of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2021	159,999,917	$160	$546,422	$(442,514)	$104,068
Stock-based compensation expense	—	—	1,111	—	1,111
Exercise of stock options	5,000	—	9	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	(69)	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	2,791	—	2,792
Net loss	—	—	—	(9,842)	(9,842)
Balance, March 31, 2021	161,273,660	$161	$550,264	$(452,356)	$98,069
Stock-based compensation expense	—	—	1,182	—	1,182
Exercise of stock options	132,184	1	170	—	171
Issuance of common stock, net of issuance costs	3,058,879	3	5,153	—	5,156
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	44,115	—	(48)	—	(48)
Net loss	—	—	—	(14,022)	(14,022)
Balance, June 30, 2021	164,508,838	$165	$556,721	$(466,378)	$90,508

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(31,370)	$(23,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	214
Stock-based compensation	2,163	2,293
Noncash interest expense on loan	101	—
Revaluation of warrant liability	—	(5)
Accretion of bond discount on marketable securities	(18)	—
Change in right-of-use asset	232	198
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(282)	(2,280)
Inventories	(638)	(1,045)
Operating lease liabilities	(380)	(334)
Accounts payable, accrued expenses and other liabilities	(225)	(1,635)
Net cash used in operating activities	(30,207)	(26,458)
Investing activities:
Purchases of marketable securities	(29,976)	—
Net cash used in investing activities	(29,976)	—
Financing activities:
Proceeds from exercise of common stock options	—	180
Proceeds from issuance of common stock, net	—	7,948
Payment of employee withholding taxes on vested restricted stock units	—	(117)
Finance lease payments	(3)	(4)
Change in equity receivable	(23)	—
Proceeds from loan payable and issuance of common stock warrants, net of costs	14,475	—
Net cash provided by financing activities	14,449	8,007
Net decrease in cash, cash equivalents and restricted cash	(45,734)	(18,451)
Cash, cash equivalents and restricted cash—beginning of period	68,234	110,713
Cash, cash equivalents and restricted cash—end of period	$22,500	$92,262
Supplemental disclosure of cash flow information:
Allocation of loan payable proceeds to common stock warrants	$603	$—
Costs associated with loan payable within accrued expenses	$501	$—

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2022, the Company had an accumulated deficit of $525.5 million. The Company’s net loss was $31.4 million and $23.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2022 is sufficient to fund operations to mid-2023, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of June 30, 2022, its results of operations and its comprehensive loss for the three and six months ended June 30, 2022 and 2021, its consolidated statements of stockholders’ equity for the period from January 1, 2022 to June 30, 2022 and for the period January 1, 2021 to June 30, 2021, and its consolidated statements of cash flows for the six months ended June 30, 2022 and 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2022. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair values, given their short-term nature. Additionally, at June 30, 2022, the Company believes the carrying value of the loan payable approximated its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20), to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity, which the Company adopted on January 1, 2022. ASU 2020-06 eliminated the beneficial conversion (and cash conversion) accounting models in ASC 470-20 that require separate accounting for embedded conversion features, and simplified the settlement assessment to determine whether it qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2022. As the Company had not previously separated any financial instruments under the beneficial conversion or cash conversion accounting models, there was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table presents fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,166	$—	$—	$9,166	$6,255	$2,911	$—
Level 1 (1):
Money market funds	10,335	—	—	10,335	10,335	—	—
U.S. treasury securities	32,994	—	(60)	32,934	3,000	—	29,934
Subtotal	43,329	—	(60)	43,269	13,335	—	29,934
Total	$52,495	$—	$(60)	$52,435	$19,590	$2,911	$29,934

	December 31, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted
	Cost	Gains	Losses	Fair Value	Equivalents	Cash
Cash	$9,459	$—	$—	$9,459	$8,148	$1,311
Level 1 (1):
Money market funds	58,775	—	—	58,775	58,775	—
Subtotal	58,775	—	—	58,775	58,775	—
Total	$68,234	$—	$—	$68,234	$66,923	$1,311
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company maintains $0.9 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the royalty-based loan agreement (the “Loan Agreement”) with R-Bridge Investment Four Pte. Ltd. (“R-Bridge”). Payments of interest under the Loan Agreement are made quarterly from certain royalties on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceuticals Co. Ltd., or Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at June 30, 2022.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2022, or the year ended December 31, 2021.

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

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$2,990	$2,488

The Company had no reserve as of June 30, 2022 and an inventory reserve of $0.1 million as of December 31, 2021.

5. Loan Payable

In April 2022, the Company, through its wholly-owned subsidiary Trevena SPV2 LLC, entered into the Loan Agreement with R-Bridge, pursuant to which the Company may be eligible to receive $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

June 30,
2022
Gross proceeds	$15,000
Unamortized debt discount	(1,528)
Loan payable, net	$13,472

The term loans bear interest at a rate per annum equal to 7.00% and will mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on the Company’s net sales of OLINVYK in the United States and (ii) proceeds from royalties from the Company’s license agreement with Nhwa. In the event Nhwa obtains Chinese approval of OLINVYK by December 31, 2023, royalties from net sales of OLINVYK in the United States will be capped at $10.0 million. In the event Chinese approval does not occur by December 31, 2023, the royalties from net sales in the United States will increase to 7.0% and will continue until certain combined totals from license agreement with Nhwa and royalties from net sales of OLINVYK are paid. Upon a change in control or in the event the Company elects to repay any outstanding borrowings prior to their contractual maturity, the Company is required to pay a control premium ranging from 125% to 150% of the outstanding principal and interest at the time of repayment and in the event the Company has not obtained approval for OLINVYK in China. In the event the Company obtains approval for OLINVYK in China, the premium, if triggered, would be equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at June 30, 2022.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are guaranteed by the Company and secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At June 30, 2022, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 5,000,000 shares of the Company’s common stock at an initial exercise price of $0.82 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the three and six months ended June 30, 2022, the Company recognized interest expense of $0.3 million of which $0.1 million pertained to the amortization of the debt discount.

The accounting for the Loan Agreement requires the Company to make certain estimates and assumptions, particularly about future royalties under the license agreement with Nhwa and sales of OLINVYK in the United States and China. Such estimates and assumptions are utilized in determining the expected repayment term, amortization period of the debt discount, accretion of interest expense and classification between current and long-term portions of amounts outstanding. The Company amortizes the debt discount into interest expense over the expected term of the arrangement using the interest method based on projected cash flows. Similarly, the Company classifies as current debt for the Loan Agreement, amounts that are expected to be repaid during the succeeding twelve months after the reporting period end. However, the repayment of amounts due under the Loan Agreement is variable because the cash flows to be utilized for periodic payments is a function of amounts received by the Company with respect to the royalties and net product sales. Accordingly, the estimates of the magnitude and timing of amounts to be available for debt service are subject to significant variability and thus, subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt discount and the accretion of interest expense. Other amounts that may become due and payable under the Loan Agreement, including amounts shared between the parties with respect to cash flows received in excess of pre-defined thresholds, are recognized as additional interest expense when they become probable and estimable. The amount of principal to be repaid in each of the five succeeding years is not fixed and determinable.

6. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of June 30, 2022. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of June 30, 2022. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

R-Bridge Financing

In connection with the R-Bridge Financing, the Company issued a warrant to purchase 5,000,000 shares of common stock. This warrant has a term of 3 years, is immediately exercisable and has an exercise price of $0.82 per share. It was issued in April 2022 upon receipt of the first $15.0 million tranche.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. There were no sales under the HCW ATM Program during the six months ended June 30, 2022. As of June 30, 2022, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

In connection with the Company’s January 2019 securities purchase agreements, the Company issued warrants to purchase 500,000 shares of common stock to certain designees of H.C. Wainwright & Co., LLC. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. As of June 30, 2022, 172,500 of these warrants remain outstanding.

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

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$219	$248	$494	$508
Selling, general and administrative	782	925	1,655	1,765
Cost of goods sold	7	9	14	20
Total stock-based compensation	$1,008	$1,182	$2,163	$2,293

Stock Options

A summary of stock option activity and related information through June 30, 2022 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2021	12,449,870	$2.67	7.11
Granted	944,950	0.48
Exercised	—	—
Forfeited/Cancelled	(435,809)	1.85
Balance, June 30, 2022	12,959,011	$2.53	6.12
Vested or expected to vest at June 30, 2022	12,959,011	$2.53	6.12
Exercisable at June 30, 2022	8,274,424	$3.15	4.51

The aggregate intrinsic value of options exercisable as of June 30, 2022 was zero, based on the difference between the Company’s closing stock price of $0.41 and the exercise price of each stock option. At June 30, 2022, there was $5.1 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 2.58 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2022 and 2021 was estimated at $0.37 and $1.48 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2022	2021
Expected term of options (in years)	5.7	6.1
Risk-free interest rate	2.7%	0.9%
Expected volatility	97.8%	97.7%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2021	5,918,496	$1.08
Granted	—	—
Vested	(161,078)	0.80
Forfeited	(447,474)	1.36
Non-vested at June 30, 2022	5,309,944	$1.06

For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.9 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of June 30, 2022, there was $4.7 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.92 years.

Shares Available for Future Grant

At June 30, 2022, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2021	4,178,805	252,500
Authorized	6,620,800	—
Granted	(944,950)	—
Forfeited/Cancelled	475,345	—
Available at June 30, 2022	10,330,000	252,500

Shares Reserved for Future Issuance

At June 30, 2022, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	12,711,511
Restricted stock units outstanding under 2013 Plan	5,309,944
Stock options outstanding under Inducement Plan	247,500
Shares reserved for future issuance under Inducement Plan	252,500
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	5,275,430
Total shares of common stock reserved for future issuance	24,022,691

7. Commitments and Contingencies

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$4,474	$4,706
Other current lease liabilities	838	788
Operating lease liabilities	5,879	6,309
Total operating lease liabilities	$6,717	$7,097

Finance leases:
Property and equipment, at cost	$45	$45
Accumulated depreciation	(44)	(41)
Property and equipment, net	1	4
Other current lease liabilities	1	4
Other long-term liabilities	—	—
Total finance lease liabilities	$1	$4

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease rental expense	$336	$311	$663	$829
Other income	(344)	(304)	(659)	(617)
Total operating lease costs	$(8)	$7	$4	$212

Finance lease costs:
Amortization of right-of-use assets	1	2	3	4
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$1	$2	$3	$4

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(151)	$(347)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	(3)	(4)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2022 (July 1 - December 31)	$706	$1
2023	1,425	—
2024	1,450	—
2025	1,474	—
2026	1,498	—
2027 and beyond	2,163	—
Total minimum lease payments	$8,716	$1
Interest Expense	(1,999)	—
Lease liability	$6,717	$1

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2022 (July 1 - December 31)	$560
2023	1,139
2024	996
Total minimum lease payments	$2,695

Lease term and discount rates are as follows:

	Six Months Ended June 30,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	6	7
Finance leases	—	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

8. Product Revenue

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

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the six months ended June 30, 2022 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2022	$1	$41	$45
Provision related to current period sales	—	—	—
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	—	—	—
Balance, June 30, 2022	$1	$41	$45

As of June 30, 2022, the Company does not have any outstanding accounts receivable and, as a result, the trade receivable allowance of $87,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

9. License Revenue

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. The Company is also eligible to receive a cash milestone payment of $3.0 million, subject to Chinese withholding taxes, upon regulatory approval of OLINVYK in China, up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. This royalty is required to be used by the Company to repay its obligations under the Loan Agreement. As part of the license agreement with Nhwa, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

For the three and six months ended June 30, 2022 and 2021, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Pharmbio Korea Inc.	$—	$—	$20	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—	—	—
Total license revenues	$—	$—	$20	$—

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(14,981)	$(14,022)	$(31,370)	$(23,864)
Weighted average common shares outstanding	165,527,087	163,370,485	165,523,567	161,936,680
Net loss per share of common stock - basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.15)

The following outstanding securities at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2022	2021
Options outstanding	12,959,011	11,795,759
RSUs outstanding	5,309,944	3,503,032
Warrants	5,275,430	295,591
Total	23,544,385	15,594,382

11. Subsequent Events

Registered Direct Offering of Preferred Stock

On July 29, 2022, the Company closed a registered direct offering (the “Offering”) with a single healthcare-focused institutional investor in which it issued 1,800 shares of Series A convertible preferred stock (the “Series A Preferred”), 200 shares of Series B convertible preferred stock (the “Series B Preferred” and together with the Series A Preferred, the “Preferred Stock”), and warrants exercisable to purchase up to an aggregate of 8,000,000 shares of common stock. Total gross proceeds from the Offering were $2.0 million.

Each share of Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.25 per share. The shares of Preferred Stock issued in the Offering are convertible into an aggregate of 8,000,000 shares of common stock. The warrants have an exercise price of $0.263 per share, will be exercisable beginning on the later of six months following the date of issuance and the effective date of a reverse stock split of the Company’s common stock in an amount sufficient to permit the exercise in full of the warrants, subject to stockholder approval of the reverse stock split, and will expire five and one-half years following the date of issuance.

The Company also announced that it expects to call a special meeting of stockholders for the approval of a proposal to effect a reverse stock split of the Company’s common stock (the “Reverse Split Proposal”). The Series A Preferred has voting rights on the Reverse Split Proposal equal to the number of shares of common stock into which the Series A Preferred is convertible based on the minimum price under Nasdaq rules on the date of the securities purchase agreement, or $0.263. The Series B Preferred has voting rights on the Reverse Split Proposal equal to 25,000,000 votes per share of Series B Preferred, provided that any votes cast by the Series B Preferred with respect to the Reverse Split Proposal must be counted by the Company in the same proportion as the shares of the Company’s common stock and Series A Preferred voted on the Reverse Split Proposal. The shares of Preferred Stock were convertible at the option of the holder at any time following the date of issuance and were converted by the initial purchaser prior to the date of this Quarterly Report.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of June 30, 2022, we had an accumulated deficit of $525.5 million. Our net loss was $31.4 million and $23.9 million for the six months ended June 30, 2022 and 2021, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Recent Developments

OLINVYK demonstrated statistically significant reduced impact on neurocognitive functioning vs IV morphine on primary endpoint

In July 2022, we reported positive topline results from our post-approval study designed to assess the impact on cognitive function in subjects treated with OLINVYK compared to IV morphine. On the primary endpoint, OLINVYK showed a statistically significant reduction in sedation versus IV morphine, measured by saccadic eye movement peak velocity, a sensitive laboratory measure of sedating action of medications. On several of the prespecified secondary outcome measures, OLINVYK showed a statistically significant difference or trend compared to IV morphine, despite the relatively small sample size, across a range of neurocognitive measures and motor performance. The study was a randomized, double-blind, placebo-controlled, dose-ranging design, in collaboration with the Netherlands-based Center for Human Drug Research. Subjects received single intravenous doses of OLINVYK 1 mg and 3 mg, or morphine 5 mg and 10 mg, or placebo, using a partial-block crossover design. Twenty-three healthy subjects participated in the study, including 13 males and 10 females, with a median age of 26.

Entered into mult-year OLINVYK contract with Vizient, a leading hospital performance improvement company serving over 50% of US acute care providers and 20% of US ambulatory care providers

In July 2022, we announced execution of a contract with Vizient, which may allow for broad OLINVYK access for member hospitals. Vizient has coverage across US academic medical centers, acute care hospitals and ambulatory surgical centers. Trevena will work with Vizient to educate its members on the clinical and health economic benefits of OLINVYK as an alternative to IV morphine.

Implemented strategic allocation of resources and cost reductions

In July 2022, we announced an approximately 25% reduction in full-time employees and termination of our contract sales force agreement with Syneos. We maintain a focused internal commercial and medical affairs team supporting OLINVYK.

Registered Direct Offering of Preferred Stock

In July 2022, we closed a registered direct offering with a single healthcare-focused institutional investor in which it issued 1,800 shares of Series A Preferred, 200 shares of Series B Preferred, and warrants exercisable to purchase up to an aggregate of 8,000,000 shares of common stock. Total gross proceeds from the Offering were $2.0 million.

Each share of Preferred Stock has a stated value of $1,000 per share and a conversion price of $0.25 per share. The shares of Preferred Stock issued in the Offering are convertible into an aggregate of 8,000,000 shares of common stock. The warrants have an exercise price of $0.263 per share, will be exercisable beginning on the later of six months following the date of issuance and the effective date of a reverse stock split of our common stock in an amount sufficient to permit the exercise in full of the warrants, subject to stockholder approval of the Reverse Split Proposal, and will expire five and one-half years following the date of issuance.

We also announced that we expect to call a special meeting of stockholders for the approval of the Reverse Split Proposal. The Series A Preferred has voting rights on the Reverse Split Proposal equal to the number of shares of common stock into which the Series A Preferred is convertible based on the minimum price under Nasdaq rules on the date of the securities purchase agreement, or $0.263. The Series B Preferred has voting rights on the Reverse Split Proposal equal to 25,000,000 votes per share of Series B Preferred, provided that any votes cast by the Series B Preferred with respect to the Reverse Split Proposal must be counted in the same proportion as the shares of common stock and Series A Preferred voted on the Reverse Split Proposal. The shares of Preferred Stock were convertible at the option of the holder at any time following the date of issuance and were converted by the initial purchaser prior to the date of this Quarterly Report.

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

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of June 30, 2022, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

See Note 6, included in Part 1, Item 1 of this Quarterly Report, for a discussion of the assumptions we used in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under our stock-based compensation plan for all years presented.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021 (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Revenue:
Product revenue	$—	$178	$(178)	$—	$387	$(387)
License revenue	—	—	—	20	—	20
Total revenue	—	178	(178)	20	387	(367)
Operating expenses:
Cost of goods sold	216	258	(42)	423	421	2
Selling, general and administrative	10,306	10,545	(239)	21,320	17,913	3,407
Research and development	4,291	3,449	842	9,550	6,085	3,465
Total operating expenses	14,813	14,252	561	31,293	24,419	6,874
Loss from operations	(14,813)	(14,074)	(739)	(31,273)	(24,032)	(7,241)
Other income (expense):
Change in fair value of warrant liability	—	2	(2)	—	5	(5)
Other income, net	64	7	57	109	76	33
Interest income	95	43	52	119	91	28
Interest expense	(325)	—	(325)	(325)	—	(325)
Loss on foreign currency exchange	(2)	—	(2)	—	(4)	4
Total other income (expense), net	(168)	52	(220)	(97)	168	(265)
Net Loss	$(14,981)	$(14,022)	$(959)	$(31,370)	$(23,864)	$(7,506)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and six months ended June 30, 2022, we recorded no product revenue. For the three and six months ended June 30, 2021, we recorded $0.2 million and $0.4 million, respectively, in product revenue from the shipment of drug product to wholesalers.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Cost of goods sold	$216	$258	-16%	$423	$421	0%

Cost of goods sold decreased by less than $0.1 million and increased less than $0.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily related to distribution and indirect costs following the regulatory approval and DEA scheduling of OLINVYK.

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

Selling, general and administrative expenses for the three months ended June 30, 2022 decreased by $0.2 million, or 2%, as compared to the same period in 2021, and increased by $3.4 million, or 19%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily related to increases in commercialization activities.

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

Research and development expenses increased by $0.8 million, or 24%, for the three months ended June 30, 2022, as compared to the same period in 2021, and increased by $3.5 million, or 57%, for the six months ended June 30,

2022 as compared to the same period in 2021. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Personnel-related costs	$1,651	$1,367	$3,322	$2,644
OLINVYK	1,079	421	2,325	606
TRV027	(61)	114	300	223
TRV045	871	1,058	1,916	1,953
TRV250	151	222	579	197
Other research and development	600	267	1,108	462
	$4,291	$3,449	$9,550	$6,085

The higher research and development expenses incurred during the three and six months ended June 30, 2022 compared to the same period in 2021 were the result of increased spend on OLINVYK post-approval clinical studies in respiratory physiology and cognitive function.

Total other income (expense), net

Total other income (expense), net for the three and six months ended June 30, 2022 was higher than the same periods in prior year primarily because of higher interest expense.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At June 30, 2022, we had an accumulated deficit of $525.5 million, working capital of $46.3 million, cash and cash equivalents of $19.6 million, restricted cash of $2.9 million, and marketable securities of $29.9 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of June 30, 2022.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have increased in the three and six months ended June 30, 2022 as compared to the same periods in 2021 as a result of the commercial launch of OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $30.2 million and $26.5 million for the six months ended June 30, 2022 and 2021, respectively. We incurred net losses of $31.4 million and $23.9 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(30,207)	$(26,458)
Investing activities	(29,976)	—
Financing activities	14,449	8,007
Net decrease in cash, cash equivalents and restricted cash	$(45,734)	$(18,451)

Net cash used in operating activities

Net cash used in operating activities was $30.2 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $31.4 million and changes in operating assets and liabilities of $1.5 million, partially offset by stock-based compensation of $2.2 million and depreciation expense of $0.2 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $26.5 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $23.9 million and changes in operating assets and liabilities of $4.5 million, partially offset by stock-based compensation of $2.3 million and depreciation expense of $0.2 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in investing activities

Net cash used in investing activities was $30.0 million for the six months ended June 30, 2022 due to purchases of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $14.5 million for the six months ended June 30, 2022, which was due to proceeds from the Loan Agreement. Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2021, which was primarily due to net proceeds of $7.9 million from the HCW ATM Program.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to commercialize OLINVYK, and continue to advance TRV045 and TRV250. Over the next twelve months, we anticipate that our total operating expenses will decrease compared to the previous twelve months.

We believe that our cash and cash equivalents as of June 30, 2022, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements to mid-2023, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2022 to June 30, 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 11, 2022

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer