Form 10-Q
period 2022-09-30
TREVENA INC
filed 2022-11-09
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 7, 2022: 173,686,168

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,431	$66,923
Marketable securities	17,961	—
Inventories	785	2,352
Prepaid expenses and other current assets	1,363	1,448
Total current assets	42,540	70,723
Restricted cash	2,557	1,311
Property and equipment, net	1,570	1,841
Right-of-use lease asset	4,352	4,706
Other assets	—	1,543
Total assets	$51,019	$80,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,416	$4,547
Accrued expenses and other current liabilities	6,794	3,847
Current portion of loans payable, net	174	—
Lease liability	873	792
Total current liabilities	9,257	9,186
Loan payable, net	13,359	—
Leases, net of current portion	5,672	6,309
Warrant liability	868	—
Total liabilities	29,156	15,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 173,686,168 and 165,520,007 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	173	165
Additional paid-in capital	562,485	558,566
Accumulated deficit	(540,767)	(494,102)
Accumulated other comprehensive loss	(28)	—
Total stockholders’ equity	21,863	64,629
Total liabilities and stockholders’ equity	$51,019	$80,124

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$(438)	$112	$(438)	$499
License revenue	—	69	20	69
Total revenue	(438)	181	(418)	568
Operating expenses:
Cost of goods sold	2,368	199	2,791	620
Selling, general and administrative	7,683	10,438	29,003	28,351
Research and development	5,266	3,404	14,816	9,489
Total operating expenses	15,317	14,041	46,610	38,460
Loss from operations	(15,755)	(13,860)	(47,028)	(37,892)
Other income (expense):
Change in fair value of warrant liability	651	1	651	6
Other income, net	65	51	174	127
Interest income	127	39	246	130
Interest expense	(401)	—	(726)	—
Loss on foreign currency exchange	18	(2)	18	(6)
Total other income (expense), net	460	89	363	257
Net Loss	(15,295)	(13,771)	(46,665)	(37,635)
Unrealized gain (loss) on marketable securities	32	—	(28)	—
Comprehensive loss	$(15,263)	$(13,771)	$(46,693)	$(37,635)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.08)	$(0.28)	$(0.23)
Weighted average common shares outstanding, basic and diluted	170,725,392	164,510,570	167,276,563	162,811,136

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
								Accumulated
	Common Stock		Preferred Stock					Other
	Number	$0.001	Number		Additional			Comprehensive		Total
	of	Par	of	Value	Paid-in	Subscription	Accumulated	Income		Stockholders'
	Shares	Value	Shares		Capital	Receivable	Deficit	(Loss)		Equity
Balance, January 1, 2022	165,520,007	$165	—	$—	$558,566	$—	$(494,102)	$—	$	$64,629
Stock-based compensation expense	—	—	—	—	1,155	—	—	—		1,155
Net loss	—	—	—	—	—	—	(16,389)	—		(16,389)
Balance, March 31, 2022	165,520,007	$165	—	$—	$559,721	$—	$(510,491)	$—	$	$49,395
Stock-based compensation expense	—	—	—	—	1,008	—	—	—		1,008
Issuance of common stock warrants in connection with loan payable	—	—	—	—	603	—	—	—		603
Issuance of common stock upon vesting of RSUs	161,078	—	—	—	—	(23)	—	—		(23)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(60)		(60)
Net loss	—	—	—	—	—	—	(14,981)	—		(14,981)
Balance, June 30, 2022	165,681,085	$165	—	$—	$561,332	$(23)	$(525,472)	$(60)	$	$35,942
Stock-based compensation expense	—	—	—	—	764	—	—	—		764
Issuance of Preferred Stock	—	—	2,000	397	—	—	—	—		397
Conversion of Preferred Stock to Common Stock	8,000,000	8	(2,000)	(397)	389	—	—	—		—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	5,083	—	—	—	—	23	—	—		23
Unrealized loss on marketable securities	—	—	—	—	—	—	—	32		32
Net loss	—		—	—	—	—	(15,295)	—		(15,295)
Balance, September 30, 2022	173,686,168	$173	—	$—	$562,485	$—	$(540,767)	$(28)	$	$21,863

	Stockholders' Equity
								Accumulated
	Common Stock		Preferred Stock					Other
	Number	$0.001	Number		Additional			Comprehensive	Total
	of	Par	of	Value	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Shares		Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2021	159,999,917	$160	—	—	$546,422	$—	$(442,514)	—	$104,068
Stock-based compensation expense	—	—	—	—	1,111	—	—	—	1,111
Exercise of stock options	5,000	—	—	—	9	—	—	—	9
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	49,720	—	—	—	(69)	—	—	—	(69)
Issuance of common stock, net of issuance costs	1,219,023	1	—	—	2,791	—	—	—	2,792
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,842)	—	(9,842)
Balance, March 31, 2021	161,273,660	$161	—	$—	$550,264	$—	$(452,356)	$—	$98,069
Stock-based compensation expense	—	—	—	—	1,182	—	—	—	1,182
Exercise of stock options	132,184	1	—	—	170	—	—	—	171
Issuance of common stock, net of issuance costs	3,058,879	3	—	—	5,153	—	—	—	5,156
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	44,115	—	—	—	(48)	—	—	—	(48)
Unrealized gain on marketable securities	—	—	—	—	—		—	—	—
Net loss	—	—	—	—	—	—	(14,022)	—	(14,022)
Balance, June 30, 2021	164,508,838	$165	—	$—	$556,721	$—	$(466,378)	$—	$90,508
Stock-based compensation expense	—	—	—	—	978	—	—	—	978
Subscription receivable	9,375	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	—	—	—	—	8	(8)	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—		—	—	—
Net exercise of common stock warrant	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,771)	—	(13,771)
Balance, September 30, 2021	164,518,213	$165	—	$—	$557,707	(8)	$(480,149)	$—	$77,715

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(46,665)	$(37,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	322
Stock-based compensation	2,927	3,271
Noncash interest expense on loan	230	—
Inventory valuation adjustment	2,070	—
Revaluation of warrant liability	(651)	(6)
Returns reserve adjustment	383	—
Accretion of bond discount on marketable securities	(36)	—
Change in right-of-use asset	354	304
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	1,628	(1,801)
Inventories	(503)	(1,310)
Insurance recovery	—	9,000
Settlement liability	—	(9,000)
Operating lease liabilities	(552)	(512)
Accounts payable, accrued expenses and other liabilities	(298)	(214)
Net cash used in operating activities	(40,813)	(37,581)
Investing activities:
Purchases of property and equipment	(28)	(16)
Maturities of marketable securities	15,000	—
Long term deposits	—	(1,164)
Purchases of marketable securities	(32,954)	—
Net cash used in investing activities	(17,982)	(1,180)
Financing activities:
Proceeds from exercise of common stock options	—	180
Proceeds from issuance of common stock, net	—	7,948
Payment of employee withholding taxes on vested restricted stock units	—	(117)
Finance lease payments	(4)	(6)
Proceeds from debt	13,906	—
Proceeds from issuance of convertible Series A and Series B preferred stock and warrants, net of issuance costs	1,647	—
Net cash provided by financing activities	15,549	8,005
Net decrease in cash, cash equivalents and restricted cash	(43,246)	(30,756)
Cash, cash equivalents and restricted cash—beginning of period	68,234	110,713
Cash, cash equivalents and restricted cash—end of period	$24,988	$79,957
Supplemental disclosure of cash flow information:
Cash paid for interest	$268	$—
Subscription receivable on exercise of options	$—	$8
Allocation of loan payable proceeds to common stock warrants	$603	$—
Preferred stock proceeds allocated to warrant liability	$(603)	$—
Conversion of Series A and Series B preferred stock to common stock	$(396)	$—

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2022, the Company had an accumulated deficit of $540.8 million. The Company’s net loss was $46.7 million and $37.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2022 is sufficient to fund operations into the third quarter of 2023, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of September 30, 2022, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2022 and 2021, its consolidated statements of stockholders’ equity for the period from January 1, 2022 to September 30, 2022 and for the period January 1, 2021 to September 30, 2021, and its consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2022. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts payable, and accrued expenses approximate their fair values, given their short-term nature. Additionally, at September 30, 2022, the Company believes the carrying value of the loan payable approximated its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The following table presents fair value of the Company’s cash, cash equivalents, marketable securities, and restricted cash as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$17,584	$—	$—	$17,584	$15,027	$2,557	$—
Level 1 (1):
Money market funds	3,424	—	—	3,424	3,424	—	—
U.S. treasury securities	21,970	—	(28)	21,942	3,980	—	17,961
Subtotal	25,394	—	(28)	25,366	7,404	—	17,961
Total	$42,978	$—	$(28)	$42,950	$22,431	$2,557	$17,961

	December 31, 2021
	Adjusted	Unrealized	Unrealized		Cash and Cash	Restricted	Marketable
	Cost	Gains	Losses	Fair Value	Equivalents	Cash	Securities
Cash	$9,459	$—	$—	$9,459	$8,148	$1,311	$—
Level 1 (1):
Money market funds	58,775	—	—	58,775	58,775	—	—
Subtotal	58,775	—	—	58,775	58,775	—	—
Total	$68,234	$—	$—	$68,234	$66,923	$1,311	$—
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company maintains $0.5 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the royalty-based loan agreement (the “Loan Agreement”) with R-Bridge Investment Four Pte. Ltd. (“R-Bridge”). Payments of interest under the Loan Agreement are made quarterly from certain royalties on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceuticals Co. Ltd., or Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at September 30, 2022.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2022, or the year ended December 31, 2021.

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

Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$2,990	$2,488
Inventory Valuation Adjustment	(2,205)	(136)
Total Inventories	$785	$2,352

The Company recorded an inventory valuation adjustment of $2.2 million during the quarter ended September 30, 2022 and an inventory valuation adjustment of $0.1 million during the year ended December 31, 2021. The valuation adjustments were recorded to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales.

5. Loan Payable

In April 2022, the Company, through its wholly-owned subsidiary Trevena SPV2 LLC, entered into the Loan Agreement with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

September 30,
2022
Gross proceeds	$14,826
Unamortized debt discount	(1,467)
Loans payable, net	13,359
Current portion of loans payable, net	174
Carrying Value	$13,533

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at September 30, 2022.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are guaranteed by the Company and secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At September 30, 2022, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 5,000,000 shares of the Company’s common stock at an initial exercise price of $0.82 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.4 million and $0.7 million, respectively, of which $0.2 million pertained to the amortization of the debt discount.

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

6. Stockholders’ Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of September 30, 2022. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2022. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

Registered Direct Stock Offering and Concurrent Warrant Issuance

In July 2022, the Company announced a targeted registered direct financing of 1,800 shares of the Company’s Series A convertible preferred stock, or the Series A Preferred, and 200 shares of the Company’s Series B convertible preferred stock, or Series B Preferred. The shares of preferred stock issued in this offering are convertible into an aggregate of 8,000,000 shares of common stock. The Series A Preferred has voting rights equal to the number of shares of common stock into which the Series A Preferred is convertible. The Series B Preferred has voting rights, only with respect to a proposal to effect a reverse split of the Company’s common stock, equal to 25,000,000 votes per share of Series B Preferred, provided that any votes cast by the Series B Preferred with respect to the reverse split proposal must be counted by the Company in the same proportion as the shares of common stock and Series A Preferred voted on such proposal. The shares of preferred stock were convertible at the option of the holder at any time following the date of issuance, and in August 2022 these shares of preferred stock were converted into shares of common stock.

In connection with this registered direct offering, the Company also issued warrants to purchase 8,000,000 shares of common stock (“Common Stock Warrant”) (together with the Series A Preferred and Series B Preferred, the “Preferred Stock Transaction”). These warrants have an exercise price of $0.263 per share, will be exercisable beginning on the later of six months following the date of issuance and the effective date of a reverse stock split of our common stock in an amount sufficient to permit the exercise in full of the warrants and will expire five and one-half years following the date of issuance. The Common Stock Warrants are classified as a liability. The Company evaluates its warrants to determine if the contracts qualify as liabilities in accordance with ASC 480-10, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Common Stock Warrant, valued using the Black Scholes valuation model, were initially recorded at their issuance date fair value and are remeasured on each subsequent balance sheet date with changes in fair value recorded as a component of other income (expense), net.

The net proceeds from the Preferred Stock Transaction were allocated as follows:

Common Stock Warrant liability	$1,519
Series A and Series B Preferred Stock	481
Gross Proceeds	$2,000

The net proceeds related to the Preferred Stock Transaction were approximately $1.6 million. Approximately $0.4 million of issuance costs were incurred and allocated on a pro rata basis to the Common Stock Warrant liability and the Series A and Series B Preferred Stock, respectively. Approximately $0.3 million was allocated to the Common Stock Warrant liability and recorded in selling, general and administrative expenses. The Series A and Series B Preferred Stock were recorded net of approximately $0.1 million of issuance costs.

The fair value of the Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	July 29,	September 30,
	2022	2022
Expected term of warrants (in years)	5.0	4.8
Risk-free interest rate	2.7%	4.1%
Expected volatility	104.3%	105.5%
Dividend yield	—%	—%

On August 2, 2022, the Series A Preferred and Series B Preferred were converted into 8,000,000 share of common stock.

The following is a roll forward of the Common Stock Warrant liability from the date of issuance to September 30, 2022:

Date of issuance, July 29, 2022	$1,519
Change in fair value	(651)
Balance, September 30, 2022	$868

R-Bridge Financing

In connection with the R-Bridge Financing, the Company issued a warrant to purchase 5,000,000 shares of common stock. This warrant has a term of 3 years, is immediately exercisable and has an exercise price of $0.82 per share. It was issued in April 2022 upon receipt of the first $15.0 million tranche.

ATM Programs

In April 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. There were no sales under the HCW ATM Program during the nine months ended September 30, 2022. As of September 30, 2022, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offering and Concurrent Warrant Issuance

In connection with the Company’s January 2019 securities purchase agreements, the Company issued warrants to purchase 500,000 shares of common stock to certain designees of H.C. Wainwright & Co., LLC. These warrants have a term of five years, are immediately exercisable and have an exercise price of $1.25 per share. As of September 30, 2022, 172,500 of these warrants remain outstanding.

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

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$178	$279	$672	$787
Selling, general and administrative	601	690	2,257	2,455
Cost of goods sold	(15)	9	(2)	29
Total stock-based compensation	$764	$978	$2,927	$3,271

Stock Options

A summary of stock option activity and related information through September 30, 2022 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2021	12,449,870	$2.67	7.11
Granted	999,950	0.46
Exercised	—	—
Forfeited/Cancelled	(4,080,550)	3.72
Balance, September 30, 2022	9,369,270	$1.97	7.05
Vested or expected to vest at September 30, 2022	9,369,270	$1.97	7.05
Exercisable at September 30, 2022	5,875,106	$2.32	6.03

The aggregate intrinsic value of options exercisable as of September 30, 2022 was zero, based on the difference between the Company’s closing stock price of $0.1532 and the exercise price of each stock option. At September

30, 2022, there was $3.6 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 2.30 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2022 and 2021 was estimated at $0.36 and $1.45 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2022	2021
Expected term of options (in years)	5.7	6.1
Risk-free interest rate	2.7%	0.9%
Expected volatility	98.0%	97.8%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2021	5,918,496	$1.08
Granted	—
Vested	(167,953)	0.82
Forfeited	(994,399)	1.22
Non-vested at September 30, 2022	4,756,144	$1.06

For the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $1.2 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of September 30, 2022, there was $3.86 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.68 years.

Shares Available for Future Grant

At September 30, 2022, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2021	4,178,805	252,500
Authorized	6,620,800	—
Granted	(999,950)	—
Forfeited/Cancelled	4,883,886	47,500
Available at September 30, 2022	14,683,541	300,000

Shares Reserved for Future Issuance

At September 30, 2022, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	9,169,270
Restricted stock units outstanding under 2013 Plan	4,756,144
Stock options outstanding under Inducement Plan	200,000
Shares reserved for future issuance under Inducement Plan	300,000
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	225,806
Warrants outstanding	5,275,430
Total shares of common stock reserved for future issuance	19,926,650

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$4,352	$4,706
Other current lease liabilities	864	788
Operating lease liabilities	5,653	6,309
Total operating lease liabilities	$6,517	$7,097

Finance leases:
Property and equipment, at cost	$29	$45
Accumulated depreciation	(1)	(41)
Property and equipment, net	28	4
Other current lease liabilities	9	4
Other long-term liabilities	19	—
Total finance lease liabilities	$28	$4

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease rental expense	$330	$309	$993	$1,362
Other income	(340)	(305)	(999)	(881)
Total operating lease costs	$(10)	$4	$(6)	$481

Finance lease costs:
Amortization of right-of-use assets	1	2	5	6
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$1	$2	$5	$6

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(230)	$(647)
Financing cash flows from finance leases	(4)	(6)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2022 (October 1 - December 31)	$355	$2
2023	1,425	11
2024	1,450	11
2025	1,474	7
2026	1,498	—
2027 and beyond	2,163	—
Total minimum lease payments	$8,365	$31
Interest Expense	(1,848)	(3)
Lease liability	$6,517	$28

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2022 (October 1 - December 31)	$282
2023	1,139
2024	996
Total minimum lease payments	$2,417

Lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	6	7
Finance leases	3	1
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the nine months ended September 30, 2022 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2022	$1	$41	$45
Provision related to current period sales	—	—	—
Adjustment related to prior period sales	—	—	—
Credit or payments made during the period	—	—	—
Balance, September 30, 2022	$1	$41	$45

As of September 30, 2022, the Company has $18,000 of outstanding accounts receivable and, as a result, the portion of the trade receivable allowance in excess of accounts receivable of $68,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets

The company also recorded a $0.4 million returns reserve adjustment for OLINVYK during the quarter ended September 30, 2022. The adjustment was recorded to account for expected returns from our wholesalers.

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

For the three and nine months ended September 30, 2022 and 2021, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Pharmbio Korea Inc.	$—	$—	$20	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—	—	—
Total license revenues	$—	$—	$20	$—

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(15,295)	$(13,771)	$(46,665)	$(37,635)
Weighted average common shares outstanding	170,725,392	164,510,570	167,276,563	162,811,136
Net loss per share of common stock - basic and diluted	$(0.09)	$(0.08)	$(0.28)	$(0.23)

The following outstanding securities at September 30, 2022 and 2021 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2022	2021
Options outstanding	9,369,270	11,553,876
RSUs outstanding	4,756,144	3,031,017
Warrants outstanding	5,275,430	295,591
Total	19,400,844	14,880,484

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of September 30, 2022, we had an accumulated deficit of $540.8 million. Our net loss was $46.7 million and $37.6 million for the nine months ended September 30, 2022 and 2021, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Recent Developments

TRV045 Phase I Data

On November 9, 2022 we announced positive topline results from the Phase 1 study of TRV045, our novel S1P receptor modulator for diabetic neuropathic pain and epilepsy. The study included single-ascending dose, food effect and multiple dose phases. TRV045 was well tolerated, with no serious adverse events reported. The PK profile of TRV045 showed a half-life consistent with anticipated once-daily dosing. Based on the PK exposure, the calculated free plasma concentrations of TRV045 exceeded the targeted efficacy range based on nonclinical measures of in vitro and in vivo pharmacodynamics. A targeted set of laboratory measures were studied to characterize the tolerability of TRV045, including total lymphocyte counts, ECGs, and ophthalmologic examinations, as these adverse events have been associated with existing S1P-targeted compounds. No lymphopenia, cardiac, pulmonary or ophthalmologic adverse events were reported in the Phase 1 study for TRV045.

Approval of Reverse Stock Split

In September at a Special Meeting, shareholders voted to approve an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-2 and 1-for-25, at any time prior to December 19, 2022, with the exact ratio to be set within that range at the discretion of the Board of Directors.

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

In connection with entering into the agreement, we issued to the lenders and the placement agent certain warrants to purchase an aggregate of 7,678 shares of our common stock. As of September 30, 2022, warrants exercisable for 5,728 shares of common stock remain outstanding. These warrants were exercisable upon issuance and have an exercise price of $5.8610 per share. The warrants may be exercised on a cashless basis and will terminate on the earlier of September 19, 2024 or the closing of a merger or consolidation transaction in which we are not the surviving entity. In connection with our draw of the second term loan tranche, we issued to the lenders and the placement agent additional warrants to purchase an aggregate of 34,961 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $10.6190 per share and an expiration date of December 23, 2025. In connection with our draw of the third term loan tranche, we issued to the lenders and placement agent additional warrants to purchase an aggregate of 62,241 shares of our common stock. These warrants have substantially the same terms as those noted above and have an exercise price of $3.6150 per share and an expiration date of March 31, 2027. These detachable warrant instruments qualified for equity classification and were allocated based upon the relative fair value of the base instrument and the warrants, according to the guidance of ASC 470-20-25-2.

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

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Revenue:
Product revenue	$(438)	$112	$(550)	$(438)	$499	$(937)
License revenue	—	69	(69)	20	69	(49)
Total revenue	(438)	181	(619)	(418)	568	(986)
Operating expenses:
Cost of goods sold	2,368	199	2,169	2,791	620	2,171
Selling, general and administrative	7,683	10,438	(2,755)	29,003	28,351	652
Research and development	5,266	3,404	1,862	14,816	9,489	5,327
Total operating expenses	15,317	14,041	1,276	46,610	38,460	8,150
Loss from operations	(15,755)	(13,860)	(1,895)	(47,028)	(37,892)	(9,136)
Other income (expense):
Change in fair value of warrant liability	651	1	650	651	6	645
Other income, net	65	51	14	174	127	47
Interest income	127	39	88	246	130	116
Interest expense	(401)	—	(401)	(726)	—	(726)
Loss on foreign currency exchange	18	(2)	20	18	(6)	24
Total other income (expense), net	460	89	371	363	257	106
Net Loss	$(15,295)	$(13,771)	$(1,524)	$(46,665)	$(37,635)	$(9,030)

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. In the third quarter of 2022, we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Increase (Decrease)	2022	2021	% Increase (Decrease)
Cost of goods sold	$2,368	$199	1090%	$2,791	$620	350%

Cost of goods sold increased by $2.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, due to a $2.2 million non-cash valuation adjustment for slow-moving or obsolete inventory due to the uncertainty of commercial activities and future expected OLINVYK sales. If future sales of OLINVYK do not materialize as anticipated, we may be required to further adjust the valuation of additional inventory.

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

Selling, general and administrative expenses for the three months ended September 30, 2022 decreased by $2.8 million, or 26%, as compared to the same period in 2021 primarily related to a reduction in full time employees and termination of our contract sales force agreement. Selling, general and administrative expenses for the nine months ended September 30, 2022 increased by $0.7 million, or 2% as compared to the same period in 2021 primarily related to increases in outsourced IT activities and legal costs.

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

Research and development expenses increased by $1.9 million, or 55%, for the three months ended September 31, 2022, as compared to the same period in 2021, and increased by $5.3 million, or 56%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Personnel-related costs	$1,279	$1,481	$4,600	$4,125
OLINVYK	635	420	2,960	1,026
TRV027	38	383	338	606
TRV045	2,621	431	4,537	2,384
TRV250	—	476	579	673
Other research and development	693	213	1,802	675
	$5,266	$3,404	$14,816	$9,489

The higher research and development expenses incurred during the three months ended September 30, 2022 compared to the same period in 2021 were the result of increased spend to advance TRV045. The higher research and development expenses incurred during the nine months ended September 30, 2022 compared to the same period in 2021 were the result of increased spend on OLINVYK post-approval clinical studies in respiratory physiology and cognitive function.

Total other income (expense), net

Total other income (expense), net for the three and nine months ended September 30, 2022 was higher than the same periods in prior year primarily because of change in fair value of warrant liability.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At September 30, 2022, we had an accumulated deficit of $540.8 million, working capital of $33.3 million, cash and cash equivalents of $22.4 million, restricted cash of $2.6 million, and marketable securities of $18.0 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of September 30, 2022.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have increased in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of the commercial launch of OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $40.8 million and $37.6 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred net losses of $46.7 million and $37.6 million for those same periods.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(40,813)	$(37,581)
Investing activities	(17,982)	(1,180)
Financing activities	15,549	8,005
Net decrease in cash, cash equivalents and restricted cash	$(43,246)	$(30,756)

Net cash used in operating activities

Net cash used in operating activities was $40.8 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $46.7 million and changes in operating assets and liabilities of $0.3 million, partially offset by stock-based compensation of $2.9 million and depreciation expense of $0.3 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash used in investing activities

Net cash used in investing activities was $18.0 million for the nine months ended September 30, 2022 due to maturities and purchases of marketable securities. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2021 due to long term deposits on commercial contracts.

Net cash provided by financing activities

Net cash provided by financing activities was $15.6 million for the nine months ended September 30, 2022, which was due to proceeds from the Loan Agreement. Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2021, which was primarily due to net proceeds of $7.9 million from the HCW ATM Program.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to commercialize OLINVYK and continue to advance TRV045 and TRV250. Over the next twelve months, we anticipate that our total operating expenses will decrease compared to the previous twelve months.

We believe that our cash and cash equivalents as of September 30, 2022, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report.

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

We maintain significant inventories of OLINVYK, and in 2022 we recorded an inventory valuation adjustment, primarily for slow-moving or obsolete inventory related to OLINVYK, as well as an increase in returns reserve from our wholesalers.

We maintain significant inventories of OLINVYK and evaluate these inventories on a periodic basis for potential slow-moving or obsolete amounts on hand. During the third quarter of 2022, we recognized an inventory valuation adjustment of $2.2 million for OLINVYK inventories of hand, due to uncertainty of commercial activities and future expected OLINVYK sales. During the third quarter of 2022, we also recorded a $0.4 million returns reserve adjustment for OLINVYK to account for expected returns from our wholesalers. The inventory valuation adjustment and returns reserve adjustment were based upon our analysis of current OLINVYK inventory on hand and at our wholesalers, and the remaining shelf-life, in relation to our projected demand for the product.

Our adjustments for slow-moving or obsolete inventory is subjective and requires forecasting of the future market demand for our products. Forecasting demand for OLINVYK following its launch in 2021, with no sales history, coupled with the unpredictable commercial environment as a result of the COVID pandemic, particularly with respect to hospitals, has been difficult. We will continue to evaluate our inventories and amounts held at wholesalers on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand and if any significant, unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, or further adjustments to returns or other reserves, which could be material.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2022 to September 30, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 9, 2022

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer