Form 10-K
period 2022-12-31
TREVENA INC
filed 2023-03-30
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $276.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market LLC on June 30, 2022. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2022.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2023 was 8,975,072.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, among other things, statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates, if approved;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic and the efforts to mitigate it, could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties; and
●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

Effective as of 5:01 p.m. ET on November 9, 2022 (the “Effective Time”), we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 25-for-1 reverse stock of our common stock (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market (“Nasdaq”) when the market opened on November 10, 2022. As a result of the Reverse Stock Split, each 25 shares of our common stock immediately prior to the Effective Time were combined into one validly issued, fully paid and non-assessable share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. All of the shares and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of the Reverse Stock Split.

Our product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or FDA, in August 2020. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is the first new chemical entity, or NCE, in this intravenous, or IV-, drug class in decades and it offers a differentiated profile that addresses significant unmet needs in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 1-3 minute median onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. The U.S. Drug Enforcement Administration, or DEA, has classified oliceridine as a Schedule II controlled substance. OLINVYK is currently being studied in a post-approval clinical trial, focused on respiratory safety, cognitive function and gastrointestinal tolerability.

Using our proprietary product platform, we also have identified and are developing the following product candidates:

●	TRV045: TRV045 is our novel sphingosine-1-phosphate, or S1P, receptor modulator that may offer a new, non-opioid approach to managing chronic pain, as well as for treating epilepsy and seizure disorders. TRV045 has also demonstrated an anti-inflammatory effect in nonclinical studies that may have broad potential application in CNS disorders, autoimmune disease and inflammatory disease. TRV045 targets the S1P subtype 1 receptor and nonclinical data suggests that TRV045 effectively reverses neuropathic pain and reduces seizure risk without the immune-suppressing activity, or lymphopenia, observed with currently approved therapeutics targeting S1P receptors.

We announced Phase 1 data in November 2022, with TRV045 demonstrating a favorable tolerability profile, no reported serious adverse events and no lymphopenia. In this study, we studied a targeted set of laboratory measures, including total lymphocyte counts, ECGs, and ophthalmologic examinations, as these adverse events have been associated with existing S1P-targeted compounds. No lymphopenia, cardiac, pulmonary or ophthalmologic adverse events were reported in the Phase 1 study for TRV045.

In December 2022, we initiated a new Phase 1 proof-of-concept study for TRV045, designed to test the mechanism of action and measure evidence of target engagement for TRV045 in approximatley 24 subjects. In March 2023, we initiated a second Phase 1 proof-of concept study for TRV045, using transcranial magnetic stimulation, or TMS, to evaluate TRV045 for epilepsy and seizure disorders in approximately 24 subjects. Both studies are being conducted at a site outside of the United States and not under the Investigational New Drug Application, or IND, for TRV045, and we expect each study will complete enrollment by mid-2023.

●	TRV250: We are developing TRV250, a G-protein biased delta-opioid receptor, or DOR, agonist as a compound with a potential first-in-class novel mechanism for the treatment of acute migraine. TRV250 also may have utility in a range of other CNS indications. Because TRV250 selectively targets the DOR, we believe it will not have the addiction liability of conventional opioids or have other mu-opioid related adverse effects like respiratory depression and constipation. Data from our first-in-human Phase 1 study of TRV250 showed a favorable tolerability profile and pharmacokinetics. We are focusing on IND-enabling activities to develop an oral dosage formulation to support future clinical development.
●	TRV734: We also have identified and have completed the initial Phase 1 studies for TRV734, an NCE targeting the same novel mechanism of action at the mu opioid receptor, or MOR, as OLINVYK. TRV734 was designed to be orally available, and its mechanism of action suggests it may offer valuable benefits for two distinct areas of important unmet medical need: acute and chronic pain, and maintenance-assisted therapy for patients with opioid use disorder, or OUD. We are collaborating with the National Institute on Drug Abuse, or NIDA, to further evaluate TRV734 for the management of OUD, and NIDA initiated a proof-of-concept study for this indication in December 2019. In June 2021, we announced that the study, which had been paused due to the global COVID-19 pandemic, had resumed recruiting patients. We intend to continue to focus our efforts for TRV734 on securing a development and commercialization partner for this asset.

Our Product and Pipeline

OLINVYK ® (oliceridine) injection

OLINVYK is a G-protein biased MOR ligand that we are commercializing in hospitals or other controlled clinical settings for acute pain in adults that is severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. It is an NCE with a novel mechanism of action.

Pain treatment options

Approximately 165 million units of IV opioids were used on average over the last three years, according to 2021 IQVIA data. Conventional IV opioid analgesics, such as morphine, fentanyl, and hydromorphone, have been core components of pain management protocols in the immediate postoperative period. The effectiveness of conventional opioids agonists is limited by severe dose dependent side effects such as respiratory depression, nausea, vomiting, constipation, and sedation which can be exacerbated by accumulation of active metabolites and by reduced renal clearance in patients with impaired kidney function. These shortcomings of conventional IV opioids create substantial challenges for healthcare providers in certain clinical practice situations.

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

OLINVYK Post-Approval Studies

Safety Differentiation Study. In May 2021, we announced an open-label, multi-site clinical trial to further characterize the impact of OLINVYK on respiratory, gastrointestinal, or GI, and cognitive function outcomes in the postoperative setting. The study, intended to enroll approximately 200 adults undergoing major surgery, led by clinical outcomes research experts from Cleveland Clinic and Wake Forest Baptist Health. Respiratory safety was assessed by continuous monitoring. Additional outcomes included GI tolerability as measured by GI complete response, and cognitive function as measured by standardized somnolence, sedation, and delirium assessment scales. We completed enrollment in this study in December 2022, and we expect to begin reporting topline data from this study during the first half of 2023.

Cognition Study. In July 2022, we reported positive topline data from our study evaluating the impact of OLINVYK on cognitive function and pain thresholds compared to IV morphine in 23 healthy subjects. The study was a randomized, double-blind, placebo-controlled, dose-ranging crossover study. In the primary endpoint, OLINVYK showed a statistically significant reduction in sedation versus IV morphine, measured by saccadic eye movement peak velocity, a sensitive laboratory measure of sedating action of medications. The prespecified mixed-model repeated measures ANOVA highlighted a difference between treatments (main effect of treatment, P<0.0001), driven by a reduced impact of OLINVYK versus IV morphine (P=0.0236). On several of the prespecified secondary outcome measures, OLINVYK showed a statistically significant difference or trend compared to IV morphine, despite the relatively small sample size, across a range of neurocognitive measures and motor performance:

o	Reaction Time. Reduced impact on saccadic eye movement reaction time (main effect, P=0.0201) (OLINVYK vs IV morphine, P=0.0273)
o	Postural Stability (Motor Function). Reduced body sway, a measure of motor function (main effect, P=0.0314) (OLINVYK vs IV morphine, P=0.0951)
o	Eye-Hand Coordination. Reduced performance accuracy on the adaptive tracking test, a measure of eye-hand coordination (main effect, P=0.0011), (OLINVYK vs IV morphine, P=0.1303)

o	Target Engagement (Pupillometry and Analgesia). Across the dose ranges studied, both OLINVYK and IV morphine demonstrated expected effects on opioid-induced pupillary constriction, and analgesia in response to cold pain testing
o	Tolerability and Other. Other secondary outcome measures, including visual tracking and higher-order cognitive processing did not show statistical differences between OLINVYK and IV morphine. No serious adverse events were observed in the study, and adverse events were generally assessed as mild.

Respiratory Physiology Study. In March 2022, we announced positive topline data from a study evaluating the physiologic impact of OLINVYK on respiratory function in high-risk subjects including elderly and obese subjects (mean age of 71.2 years). The study was a randomized, double-blind, four-period crossover trial enrolling approximately 15 subjects 55 years old or greater, across a range of BMIs. All subjects received two doses of OLINVYK and two doses of IV morphine to obtain a range of plasma concentrations that span the clinically relevant range for each medication. In this study OLINVYK, at similar levels of analgesia compared to IV morphine, demonstrated a statistically significant reduced impact on respiratory depression. The study was initiated in July 2021 and led by a recognized expert in risk/benefit analysis, Albert Dahan, M.D., Ph.D., Professor of Anesthesiology at the Leiden University Medical Center. The data from this study is consistent with prior data involving younger (mean age of 26.9 years) subjects showing a favorable risk/benefit profile for OLINVYK compared to IV morphine. As with all opioids, serious, life-threatening, or fatal respiratory depression may occur in patients treated with OLINVYK.

OLINVYK Commercialization

We initiated commercial launch of OLINVYK in the first quarter of 2021.

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

For OLINVYK, we have established commercial supply agreements for the manufacture of the API and finished (compounded, filled and packaged) drug product. Sterling Pharma Solutions (formerly Alcami Corporation), or Sterling, is contracted to supply all of our commercial API from its Germantown, WI manufacturing facility. We have existing commercial supply agreements with two separate companies for the supply of drug product. Alcami Corporation, or Alcami, is contracted to supply commercial drug product from its facilities in Charleston, SC and Wilmington, NC and was included as part of our approved new drug application, or NDA, submission. Pfizer CentreOne (formerly Hospira) is also contracted to supply commercial drug product in the future, but was not included in our NDA submission.

In October 2020, we announced that the DEA has classified OLINVYK as a Schedule II controlled substance. All third-party facilities throughout the supply chain have the appropriate licenses from the DEA for handling Schedule II controlled substances according to each of their respective contractual roles (manufacturing, testing, distribution, etc.).

Competition

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. We expect OLINVYK to compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. IV opioid analgesics are limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK will also compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc; EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; ZYNRELEF® (bupivacaine and meloxicam) marketed by Heron Therapeutics, Inc; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by AcelRx Pharmaceuticals, Inc.; and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by DURECT Corporation. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

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

TRV045 (S1P Modulators)

TRV045 is our novel sphingosine-1-phosphate, or S1P, receptor modulator that may offer a new, non-opioid approach to managing chronic pain, as well as for treating epilepsy and seizure disorders. TRV045 has also demonstrated an anti-inflammatory effect in nonclinical studies that may have broad potential application in CNS disorders, autoimmune disease and inflammatory disease. TRV045 targets the S1P subtype 1 receptor and nonclinical data suggests that TRV045 effectively reverses neuropathic pain and reduces seizure risk without the immune-suppressing activity, or lymphopenia, observed with currently approved therapeutics targeting S1P receptors.

In November 2022, we announced Phase 1 data, with TRV045 demonstrating a favorable tolerability profile, no reported serious adverse events and no lymphopenia. The study had a three-part design, examining the PK profile, safety and tolerability of orally administered TRV045 in healthy volunteers.

Part 1 – Single Ascending Dose: This study phase investigated the PK profile, safety and tolerability of single ascending doses of TRV045 or placebo. Doses were administered to 53 healthy subjects in 6 separate study cohorts, with TRV045 dosed at 5, 15, 30, 90, and 200mg.

Part 2 – Food Effect: This study phase investigated the PK profile, safety and tolerability of TRV045 administered with a high-fat meal in 3 study cohorts. The effect of food on the absorption and exposure to TRV045 was studied in 27 subjects at doses of 30, 200 and 300mg.

Part 3 – Multiple Dosing: This study phase investigated the PK profile, safety and tolerability among a single cohort of subjects receiving multiple doses of TRV045 or placebo. A single cohort of 9 subjects were given 250mg of TRV045 daily for seven days.

Topline results from the Phase 1 study are summarized below:

Well Tolerated. TRV045 was well tolerated, with no serious adverse events. Among non-serious spontaneous adverse events, the only adverse event assessed by study investigators as probably or definitely related to drug was headache in 4 subjects across all three parts of the study.

Attractive PK. The PK profile of TRV045 showed a half-life consistent with anticipated once-daily dosing.

Suitable Target Exposure. Based on the PK exposure, the calculated free plasma concentrations of TRV045 exceeded the targeted efficacy range based on nonclinical measures of in vitro and in vivo pharmacodynamics.

Differentiated From Currently Marketed S1P Drugs. A targeted set of laboratory measures were studied to characterize the tolerability of TRV045, including total lymphocyte counts, ECGs, and ophthalmologic examinations, as these adverse events have been associated with existing S1P-targeted compounds. No lymphopenia, cardiac, pulmonary or ophthalmologic adverse events were reported in the Phase 1 study for TRV045.

We also conducted an additional nonclinical study that showed TRV045 has a potential anti-inflammatory effect on astrocytes. This suggests TRV045 may play a role as a disease-modifying treatment in epilepsy. In this study, primary astrocytes derived from mouse brains were isolated and studied in cell culture. Astrocytes are highly prevalent glial cells that are well recognized mediators of inflammation in the CNS. Concentrations of seventeen different cytokines and chemokines produced by astrocytes were studied. The results demonstrated that TRV045 modulated these cytokines and chemokines, with a statistically significant dampening of the inflammatory response of these cells. We believe these data are potentially significant because inflammatory signals from astrocytes and other brain cells appear to play an important role in development of seizures and the emergence of epilepsy. As a result, we believe TRV045 may have the potential to exert disease-modifying effects in the treatment of epilepsy in humans.

Target Engagement Proof-of-Concept Study

In December 2022, we initiated a new Phase 1 proof-of-concept study, the Target Engagement Study, for TRV045. This randomized, double-blind, placebo-controlled, four-way cross-over study is designed to test the mechanism of action and measure evidence of target engagement for TRV045. The study uses a validated set of analgesic tests to evaluate potential central and peripheral nervous system effects and to provide insight into the potential anti-inflammatory actions of TRV045. We expect to enroll twenty-four healthy volunteers, and each subject will receive three different single doses of TRV045 (50mg, 150mg and 300mg) and placebo on four separate visits across the study duration. Doses for this study were selected based on the PK exposure determined in the recently completed Phase 1 single and multiple dose ranging study, and bracket the expected targeted efficacy exposure range.

TMS Proof-of-Concept Study.

In March 2023, we initiated a second Phase 1 proof-of-concept study, the TMS Study, for TRV045. The study will use transcranial magnetic stimulation, or TMS, to evaluate how TRV045 affects the ability of the brain cells to conduct electrical stimulation. The effects of TMS will be explored using both electromyography (EMG) and electroencephalography (EEG) to measure the effect of TRV045 on brain function. The study is a randomized, double-blind, placebo-controlled, two-way cross-over, multiple dose study. Approximately twenty-four healthy male volunteers will be enrolled and each subject will receive one of two treatment sequences in random order: TRV045 250 mg followed by placebo; or placebo followed by TRV045 250 mg, each treatment sequence given once daily for four consecutive days.

Subjects in both the Target Engagement Study and TMS Study are being enrolled at sites outside of the United States and the studies are not being conducted under the IND for TRV045. We expect both studies to complete enrollment by mid-2023.

Epilepsy, one of the most common neurological diseases in the world, is a chronic disorder characterized by recurrent seizures. Nearly 50 million people suffer from epilepsy worldwide, including 3 million adults and 470,000 children in the United States. 150,000 new cases of epilepsy are reported in the United States each year. According to the CDC, 56% of adults living with diagnosed epilepsy continue to have seizures.

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

Intellectual Property

We wholly own the S1P patent portfolio, including one pending provisional application, one pending PCT application, and pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Hong Kong, and New Zealand. The applications are directed to, amongst other things, compounds that modulate the S1P receptor and methods of using these compounds, including methods of treating pain, epilepsy, mood disorders, anxiety disorders, and trauma-and stressor-related disorders. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038, subject to any disclaimers or extensions. We are aware of a certain U.S. patent owned by a third party with claims that are broadly directed to a method of treating chemotherapy induced neuropathic pain with an S1P receptor agonist or an S1P receptor antagonist. Although we do not believe that this is a valid patent, this patent could be construed to cover our S1P compounds.

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

Based on the profile of TRV250, we believe it has the potential to be a first-in-class treatment option for treatment of acute migraine. According to Decision Resources, a healthcare consulting company, the acute migraine treatment market encompassed approximately 12 million drug-treated patients in 2017 in the United States, representing approximately $1.5 billion of sales. We estimate that approximately 20% to 30% of these patients either do not respond to, or cannot tolerate, the market-leading triptan drug class, and an additional 30% would benefit from improved efficacy compared to these drugs.

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

Intellectual property

We wholly own the TRV250 patent portfolio, including two issued patents (U.S. Patent No. 10,246,436 and 11,465,980) in the United States directed to compounds that modulate the delta receptor, claiming, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. The patent is expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have issued patents in Australia, Europe, Israel, Japan, and Hong Kong, which claim, among other things, TRV250, compositions comprising TRV250, and methods of using TRV250. We also have patent applications pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, and New Zealand. Any patents that may issue from these applications are expected to expire no earlier than 2036, subject to any disclaimers or extensions. We also have two pending PCT patent applications that are, among other things, directed to the synthesis of TRV250, and crystalline forms of TRV250, compositions comprising crystalline forms of TRV250, and methods of using crystalline forms of TRV250. Any patents that may issue based on the provisional application and PCT application would be expected to expire no earlier than 2042 or 2041, respectively, subject to any disclaimers or extensions.

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

Intellectual property

We wholly own the TRV734 patent portfolio, including two issued U.S. patents (U.S. Patent No, 9,044,469 and 10,588,898) claiming TRV734, other compounds and/or methods of making or using the same. These patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, China, Europe, Eurasia, Hong Kong, Macau, Israel, Japan, India, South Korea, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, Brazil, and Canada. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

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

The use of contract development and manufacturing organizations, or CDMOs, and reliance on collaboration partners is cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. We believe available CDMOs are capable of providing sufficient quantities of our commercial product and product candidates to meet anticipated full-scale commercial demands.

Commercialization

We launched the customer-facing elements of our commercial team in the first quarter of 2021 with Syneos Health, a contract sales organization, to assist in the sourcing, training and deployment of a range of customer-facing roles. In 2022, we transitioned to an in-house U.S. commercial team. Outside the United States, we expect to enter into distribution and other commercial arrangements with third parties for any of our product candidates that obtain marketing approval.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposed specified requirements relating to the privacy, security and transmission of individually identifiable health information on "covered entities" including certain healthcare providers, health plans, and healthcare clearinghouses. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product and our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known. Future efforts to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement and Pricing

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities relating to our product and product candidates, if approved, and affect our ability to successfully commercialize our product and product candidates, if approved, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to March 31, 2022. As of July 2, 2022, the 2% sequester resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2022, we had 35 employees, all of whom were located in the United States. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Position
Carrie L. Bourdow	60	President, Chief Executive Officer and Director
Mark A Demitrack, M.D.	65	Senior Vice President and Chief Medical Officer
Robert T. Yoder	57	Senior Vice President and Chief Business Officer
Barry Shin	51	Senior Vice President and Chief Financial Officer
Patricia Drake	57	Senior Vice President and Chief Commercial Officer

Carrie L. Bourdow

Ms. Bourdow has served as the President and Chief Executive Officer of our Company and member of our Board of Directors since October 2018. Prior to her role as Chief Executive Officer, she joined our company as our Chief Commercial Officer in May 2015 and was appointed Executive Vice President and Chief Operating Officer in January 2018. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Since June 2017 she has served as a member of the Board of Directors of Nabriva Therapeutics plc, a biopharmaceutical company, and she has served as a member of the Board of Directors of Sesen Bio, a biopharmaceutical company, from February 2020 until March 2023. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our prospects are highly dependent on the successful commercialization of OLINVYK. To the extent OLINVYK is not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.
●	We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and may not be able to continue as a going concern.
●	If we are unable to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, including the minimum bid price requirement and minimum stockholders’ equity requirement, Nasdaq could delist our common stock.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	The ongoing COVID-19 pandemic, and the efforts to mitigate it, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.
●	The ongoing COVID-19 pandemic, and the efforts to mitigate it, may negatively impact the commercialization and market acceptance of OLINVYK.
●	OLINVYK or any of our other product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
●	We could face legal or regulatory actions related to the sales, marketing and promotion of OLINVYK to healthcare professionals and healthcare institutions.
●	If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to produce, market, sell, and distribute our product candidates, we may not be successful in commercializing OLIVNYK or any of our other product candidates if and when they are approved.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	If we are not able to obtain, or if there are delays in obtaining regulatory approval of OLINVYK for any indications in foreign jurisdictions, or regulatory approval of our other product candidates, we will not be able to market OLINVYK in other jurisdictions or market our other product candidates at all, and our ability to generate revenue will be materially impaired.
●	OLINVYK has been classified as a Schedule II controlled substance, and the making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies which may make the successful commercialization and market acceptance more difficult.
●	We are early in our development efforts and have only one product, OLINVYK, for which we have received marketing approval from the FDA. If we are unable to successfully commercialize OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.
●	We rely, and expect to continue to rely, on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of commercial supply of OLIVNYK and for clinical supply of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLIVNYK or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

●	Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	In the future, we expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.
●	We are subject to certain terms and restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.
●	We maintain significant inventories of OLINVYK, and in 2022 we recorded an inventory valuation adjustment, primarily for slow-moving or obsolete inventory related to OLINVYK, as well as an increase in returns reserve from our wholesalers.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $53.7 million and $51.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $547.8 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. In August 2020, the FDA granted approval for OLIVNYK as a treatment in the United States for the management of acute pain in adults severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. Accordingly, we are currently focusing a substantial portion of our efforts on the commercialization of OLINVYK, which commenced in the first quarter of 2021.

We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase if we:

●	commercialize OLINVYK in the United States;
●	build out our sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize OLINVYK, and any other product candidates that we choose not to license to a third party and for which we may obtain regulatory approval;
●	conduct clinical trials for our other product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	seek to identify additional product candidates;

●	maintain, expand, and protect our intellectual property portfolio;
●	hire additional sales, marketing, medical, clinical and scientific personnel; and
●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Successful commercialization of OLINVYK is subject to many risks. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop, and at times restructure the team in order to successfully commercialize OLINVYK. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of OLINVYK to be unsuccessful, including a number of factors that are outside our control. Because OLINVYK is an opioid agonist and is the first new chemical entity in the IV opioid drug class in decades, it is especially difficult to estimate OLINVYK’s market potential for its approved indication. We do not know if our expectations of the market for this product will be accurate. Additionally, hospitals may be unwilling to add OLINVYK to their formularies or physicians may be unwilling to prescribe OLINVYK. Further, any negative publicity related to OLINVYK, or negative development for OLINVYK in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of OLINVYK.

In addition, our commercialization efforts could be adversely affected by the effects of public health threats, including pandemics such as the COVID-19 pandemic and the efforts to mitigate them. In light of the lengthy duration of the pandemic, we continue to expect that sales of OLINVYK may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases in initial diagnoses, deferral of elective procedures, and decreased access to certain market segments. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our ability to commercialize OLINVYK, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

As of December 31, 2022, we had cash and cash equivalents of $38.3 million. Based upon our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements into the fourth quarter of 2023. Although we plan and budget funding for our operations, it is possible that we may have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Over the next several years, we expect to incur significant expenses in connection with our current operations, as we commercialize OLINVYK and continue the clinical trials of, and seek marketing approval for, our other drug candidates. Furthermore, we will continue to incur costs associated with operating as a public company, hiring personnel as needed. Accordingly, we will need to obtain substantial additional funding for these efforts; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

●	significantly delay, scale back, or discontinue our operations, development programs, and/or any current or future commercialization efforts;
●	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
●	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
●	may be unable to continue as a going concern and could cease operations altogether.

The extent of our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK in the United States;
●	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including TRV045, TRV250, and TRV734,;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;

●	the costs and timing of commercializing OLINVYK and any future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to enter into collaborative agreements for the development and commercialization of our product candidates;
●	any product liability or other lawsuits related to our products or operations;
●	the expenses needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside of the United States; and
●	the impact of the COVID-19 pandemic and any future epidemics and pandemics that may arise in the future.

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

Our ability to generate commercial revenue from sales of OLINVYK is unproven, and we do not expect any other products to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The risk that additional financing is unavailable is heightened by the sustained macro-economic disruption from the COVID-19 pandemic. We cannot predict the extent or duration of the impact of the COVID-19 pandemic on the capital markets. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Furthermore, a systemic failure of the banking system in the United States or globally may result in a situation in which we lose our deposits, or access to our deposits, and are unable to obtain financing from other sources which could materially and adversely affect our business and financial condition.

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

The COVID-19 pandemic and the efforts to mitigate it could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

Our business and its operations, including but not limited to clinical development, sales and marketing efforts, supply chain operations, research and development activities, could be adversely affected by health epidemics, such as the COVID-19 pandemic, in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. We have implemented work-from-home policies for all headquarter employees. The effects of the COVID-19 pandemic may negatively impact productivity, disrupt our business, delay our clinical programs and timelines and adversely affect our commercialization and market acceptance of OLINVYK, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials have been, and may continue to be, affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. Limitations on global international travel and the impact of COVID-19 in other countries may delay key trial activities, including necessary interactions with regulators, ethics committees and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials or prevent us from completing these clinical trials at all and harm our ability to obtain approval for our product candidates.

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

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, administration rates and effectiveness of vaccines and their effectiveness, the duration of the outbreak, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our nonclinical development efforts, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 pandemic may negatively impact the commercialization and market acceptance of OLINVYK.

The COVID-19 pandemic may have an adverse impact on our ability to successfully commercialize and secure market acceptance of OLINVYK. As a result of the COVID-19 pandemic, we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to continuation of government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2018 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2018 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three year period, the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $188.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Through an indirect subsidiary, we entered into a royalty-based loan agreement, or the Loan Agreement, with R-Bridge Healthcare Investment Advisory, Ltd., or R-Bridge, pursuant to which we may incur up to $40.0 million of indebtedness. The repayment of all borrowings, interest and other related payments under the Loan Agreement are guaranteed by us and secured by substantially all of our assets associated with our license agreement with Nwha, the Chinese intellectual property related to OLINVYK and deposit accounts established to hold any amounts received by us that are required to be used to reapy amounts outstanding under the Loan Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the Loan Agreement depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated profit from product sales. We expect to continue to incur losses from our infrastructure and personnel to support our commercialization and product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our indebtedness under the Loan Agreement and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. If we fail to satisfy our debt obligations under the Loan Agreement, it could result in an event of default and, as a result, R-Bridge could accelerate all of the amounts due under the Loan Agreement, including a premium in certain cases. In the event of any such acceleration of amounts due as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, R-Bridge could seek to enforce its respective security interests in certain assets. See Note 7 – Loans Payable to the financial statements included in Part II of this Annual Report on Form 10-K for a more specific description of the Loan Agreement.

We are subject to certain restrictive covenants pursuant to the Loan Agreement which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of our intellectual property. The Loan Agreement also contains certain customary negative covenants, barring our subsidiary that is party to the Loan Agreement from: certain fundamental transactions; issuing dividends and distributions (other than certain exceptions, including distributing the loan proceeds to us); incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to our license agreement relating to OLINVYK with our partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd, or Nhwa.; and permitting any additional liens on the collateral provided to R-Bridge under the Loan Agreement. Our failure to observe or breach these covenants could result in an event of default and, as a result, R-Bridge could accelerate all of the amounts then due under the Loan Agreement, including a premium in certain cases, or otherwise give R-Bridge certain rights over us which would have an adverse effect on our business. In addition, R-Bridge could seek to enforce its respective security interests in certain assets.

We maintain significant inventories of OLINVYK, and in 2022 we recorded an inventory valuation adjustment, primarily for slow-moving or obsolete inventory related to OLINVYK, as well as an increase in returns reserve from our wholesalers.

We maintain significant inventories of OLINVYK and evaluate these inventories on a periodic basis for potential slow-moving or obsolete amounts on hand. During 2022, we recognized an inventory valuation adjustment of $2.1 million for OLINVYK inventories of hand, due to uncertainty of commercial activities and future expected OLINVYK sales. During 2022, we also recorded a $0.4 million returns reserve adjustment for OLINVYK to account for expected returns from our wholesalers. The inventory valuation adjustment and returns reserve adjustment were based upon our analysis of current OLINVYK inventory on hand and at our wholesalers, and the remaining shelf-life, in relation to our projected demand for the product.

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

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $339.25 per share to a low of $1.30 per share.

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

In accordance with Nasdaq Marketplace Rule 5810 © (3)(A), the Company was afforded an initial period of 180 calendar days, or until June 20, 2022, to regain compliance with the Minimum Bid Price Rule. In June 2022, we applied for and received an extension to this period from Nasdaq, with a new period ending December 19, 2022 to regain compliance. On November 9, 2022, we announced a 1-for-25 reverse stock split of the Company’s common stock, and on November 28, 2022, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Rule.

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

We may be subject to securities class action and stockholder derivative litigation.

We have in the past, and may in the future, become subject to class action and stockholder derivative litigation. We and our officers and directors, from time to time, could be subject to such lawsuits. If that were to occur, such suits and any resolution of such suits could result in substantial costs and divert management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

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

Our Certificate of Incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may seek to expand the number of authorized common shares, and issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

We cannot assure you that OLINVYK or any product candidates for which we obtain regulatory approval in the future will achieve market acceptance among physicians, patients, patient advocacy groups, third-party payors or others in the medical community necessary for commercial success. Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success could materially adversely affect our business, financial condition, results of operations and prospects.

If we are unable to maintain or expand our manufacturing, sales, marketing, and distribution capabilities or to enter into agreements with third parties to conduct these activities, we may not be successful in commercializing OLINVYK or any of our other product candidates if and when they are approved.

We have implemented our sales and marketing infrastructure for the commercialization of OLINVYK, our first FDA-approved product. We currently do not expect to build sales, manufacturing and distribution capabilities outside of the United States, although this expectation could change in the future.

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

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. We expect OLINVYK to compete with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. IV opioid analgesics are limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK will also compete against, or be used in combination with, OFIRMEV® (IV acetaminophen), marketed by Mallinckrodt plc; EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; ZYNRELEF® (bupivacaine and meloxicam) marketed by Heron Therapeutics, Inc; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by AcelRx Pharmaceuticals, Inc.; and ANJESO™ (IV meloxicam), marketed by Baudax Bio, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by DURECT Corporation.. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

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

The Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product and our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse and no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The FDA has designated OLINVYK® (oliceridine) injection as a Schedule II controlled substance. Consequently, the manufacture, shipment, storage, sale, and use of OLINVYK will be subject to a high degree of regulation.

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

If any of these actions were to occur, we may have to discontinue commercializing OLINVYK, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues. Moreover, the FDA’s policies may change and additional government regulations may be enacted that could impose additional post-marketing obligations on any approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Risks Related to the Discovery and Development of Our Product Candidates

We have only one product candidate, OLINVYK, for which we received marketing approval from the FDA. If we are unable to successfully commercialize or achieve market acceptance of OLINVYK, or if we are unable to complete development of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, if approved, which would materially harm our business.

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

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:

●	the FDA or other equivalent foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	our inability to demonstrate to the satisfaction of the FDA or the equivalent foreign regulatory authority that any of our product candidates is safe and effective for the requested indication;
●	the results of our clinical trials may not meet the level of statistical significance or clinical meaningfulness required by the FDA or other equivalent foreign regulatory authorities for marketing approval;
●	the FDA or other equivalent foreign regulatory authorities may not accept data generated from our clinical trial sites;
●	the FDA or other equivalent foreign regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;
●	the FDA or other equivalent foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our CDMOs;
●	the FDA or equivalent foreign regulatory authorities may not approve the formulation, dosing, labeling or specifications; or
●	the potential for approval policies or regulations of the FDA or the equivalent foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

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

These factors can be exacerbated by other situations, such as the COVID-19 pandemic and the efforts to mitigate it. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates or following their approval by the FDA or foreign regulatory authorities, we may need to abandon or limit our development of some of our product candidates, limit the commercial profile of an approved label, or it may result in significant negative consequences following marketing approval, if any.

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

We currently rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of OLINVYK and any other products for which we may obtain regulatory approval. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our nonclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates, if approved, would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes, among other things, criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, also known as Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in certain circumstances, many of which

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities relating to our product and product candidates, if approved, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to March 31, 2022. As of July 2, 2022, the 2% sequester resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the future, we may expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the future, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage potential future growth, we may be required to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “TRVN.” On March 29, 2023, there were 5 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2022 in transactions that were not registered under the Securities Act.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our lead product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or the FDA, in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration, or DEA, and was classified as a Schedule II controlled substance. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV045 for diabetic neuropathic pain, epilepsy, and seizure disorders; TRV250 for acute migraines; and TRV734 for moderate-to-severe acute and chronic pain and opioid use disorders.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2022, we had an accumulated deficit of $547.8 million. Our net loss was $53.7 million and $51.6 million for the years ended December 31, 2022 and 2021, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Recent Developments

Announced Initial Topline OLINVYK Data from Real-World VOLITION Clinical Outcomes Study

On March 30, 2023, we announced initial topline OLINVYK data from the VOLITION study, a 203-patient, real world, open-label, multi-site study led by clinical outcomes research experts from Cleveland Clinic and Wake Forest Baptist Health Medical Center. OLINVYK demonstrated a 52.2% GI complete response rate, defined as no vomiting and no antiemetic use throughout the post-operative period. In pooled data for our pivotal Phase 3 studies for OLINVYK, the GI complete response rate was 46.2% (0.35mg) and 39.7% (0.5mg). Over 90% of OLINVYK-treated patients reported feeling “alert and calm” from the morning of the first post-operative day and at every observation point thereafter, based on the Richmond Agitation-Sedation Scale, and 3.9% of OLINVYK-treated patients exhibited symptoms suggesting delirium at any point in the 48-hour post-operative period, based on the validated 3D-CAM screening tool. Sedation is an established risk of opioids including OLINVYK. Analysis of respiratory data from VOLITION is not yet available, and we expect to report these data in mid-2023.

Announced Initial Topline Data from Electronic Medical Records (EMR) Based Study, ARTEMIS

On March 30, 2023, we announced initial data from our EMR-based study, ARTEMIS. OLINVYK-treated patients in VOLITION were matched with comparable patients treated with other IV opioids, undergoing similar surgical procedures at VOLITION study sites during the same period of time that the VOLITION study was enrolled. EMR data analysis is available from the Wake Forest Baptist Health study site, representing 96 OLINVYK treated patients and 457 matched patients. Based on this initial data, OLINVYK-treated patients had a statistically significant 1.6-day (~27%) reduction in average overall hospital length of stay compared to matched patients treated with standard of care with no access to OLINVYK (P=0.0001). There was no statistically significant difference in the average duration of time in the post-anesthesia care unit (PACU), with 2.4 hours observed for both OLINVYK-treated and matched patients (p=0.8174). While an EMR analysis does not provide definitive data of group differences as seen in a prospectively randomized study, we believe EMR data bring a unique perspective to an understanding of how drugs may perform in the real world.

Initiated Targeted Proof-of-Concept Study to Evaluate TRV045 as a Potential Treatment for Epilepsy and Other CNS Disorders

On March 7, 2023, we announced the initiation of a Phase 1 proof-of-concept study of TRV045, a novel sphingosine-1-phosphate receptor modulator selective for the S1P receptor subtype 1. The study will use transcranial magnetic stimulation (TMS) to evaluate how TRV045 affects the ability of brain cells to conduct electrical stimulation. The effects of TMS will be explored using both electromyography (EMG) and electroencephalography (EEG) to measure the potential effect of TRV045 on brain function.

The study is a randomized, double-blind, placebo-controlled, two-way cross-over, multiple dose study designed to evaluate the pharmacodynamic effects of TRV045 on cortical excitability in healthy male adults, using both EMG and EEG to measure brain function. Twenty-four healthy male volunteers will be enrolled and each subject will receive one of two treatment sequences in random order: TRV045 250 mg followed by placebo; or placebo followed by TRV045 250 mg, each treatment sequence given once daily for four consecutive days. Both EMG and EEG outcomes in response to TMS will be explored after the first and last doses in each treatment sequence. Doses for this study were selected based on the PK exposure determined in the recently completed Phase 1 single and multiple dose study, and are designed to reach the expected target efficacy exposure range. Subjects will be enrolled at a study site outside of the United States and the study is not being conducted under the Investigational New Drug Application (IND) for TRV045. The study is expected to complete enrollment by mid-2023.

Published OLINVYK Respiratory Physiology Study in ANESTHESIOLOGY

On February 14, 2023, we announced the publication of OLINVYK data in the peer-reviewed journal Anesthesiology. The paper entitled “Respiratory Effects of Biased Ligand Oliceridine in Older Volunteers: A Pharmacokinetic-Pharmacodynamic Comparison with Morphine” was published in collaboration with researchers at several prestigious institutions, including the Leiden University Medical Center in the Netherlands. The paper summarizes the key findings of the four-arm, double-blind, randomized crossover study of eighteen 56- to 87-year-old male and female participants. The intent of the study was to evaluate the difference between oliceridine and IV morphine as measured by the effect on ventilation. The results of the study demonstrated that oliceridine and morphine differed in their pharmacodynamics with a more rapid onset and offset of respiratory depression for oliceridine and a smaller magnitude of respiratory depression over time. The total number of adverse events was similar between the two opioids. The most frequently reported adverse events for oliceridine were dizziness, lightheadedness, somnolence and horizontal vertigo; for morphine, the most frequently reported adverse events were nausea, lightheadedness, dizziness and somnolence.

COVID-19

The impact of the COVID-19 pandemic on the global economy and on our business continues to be a fluid situation. We have experienced, and may continue to experience, disruptions that could impact clinical trial enrollment and/or our results of operations, including product revenue and our financial condition. Uncertainties relating to the COVID-19 pandemic include the availability, administration rates and effectiveness of vaccines and therapeutics against any variants of coronoavirus, the continued duration and severity of the pandemic, governmental, business or other actions, and changes to our operations, among others The extent to which the COVID-19 pandemic will impact our efforts to commercialize OLINVYK successfully and to continue development of our product candidates is uncertain and will depend upon future developments.

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

Our significant accounting policies are more fully described in the notes to our audited financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2022 and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

At December 31, 2022, we had two stock-based compensation plans, which are more fully described in Note 8 to the financial statements included in Part II of this Annual Report on Form 10-K. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees.

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

Loan Payable

In April 2022, the Company entered into a Loan Agreement with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China. Under the relevant accounting guidance, the loan agreement has been accounted for as a debt instrument that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be paid to R-Bridge over the earlier of the (i) the life of the arrangement or (ii) the point in time in which the arrangement is eligible to be recognized as a sale of the license and satisfaction of all outstanding related debt obligations. As of December 31, 2022, the $15.0 million in borrowings would be capped at $30.0 million in repayments if we were unsuccessful in obtaining approval in China. The aggregate future estimated royalty and milestone payments, less the $15.0 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the loan agreement accordingly. Due to the significant judgments and factors related to the estimates of future payments under the loan agreement, there are significant uncertainties surrounding the amount and timing of future payments and the related interest expense we recognize. the probability of realization of the estimated contingent gain. We record non-cash interest expense within our consolidated statements of operations over the term of the loan agreement.

Recent Accounting Pronouncements

See Note 2 to the financial statements included in Part II of this Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

(in thousands, except per share data)

	Year Ended
	December 31,
	2022	2021	Change
Revenue:
Product revenue	$(438)	$498	$(936)
License revenue	20	69	(49)
Total revenue	(418)	567	(985)
Operating expenses:
Cost of goods sold	3,018	954	2,064
Selling, general and administrative	34,728	38,112	(3,384)
Research and development	18,211	13,426	4,785
Total operating expenses	55,957	52,492	3,465
Loss from operations	(56,375)	(51,925)	(4,450)
Other income (expense):
Change in fair value of warrant liability	11,180	6	11,174
Other (expense) income, net	(7,681)	172	(7,853)
Interest income	451	162	289
Interest expense	(1,256)	(1)	(1,255)
Gain (loss) on foreign currency transactions	11	(2)	13
Total other income, net	2,705	337	2,368
Net Loss	$(53,670)	$(51,588)	$(2,082)
Unrealized gain on marketable securities	1	—	1
Comprehensive loss	$(53,669)	$(51,588)	$(2,081)

Revenue

To date, we have derived revenue mainly from activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. We have not generated material revenue from commercial product sales. In 2022, we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers. For the year ended December 31, 2022, we recorded negative $0.4 million in product revenue due to the impact from the returns reserve. For the year ended December 31, 2021, we recorded $0.5 million in product revenue from the shipment of drug product to wholesalers.

License revenue recorded for the years ended December 31, 2022 and 2021 relates to materials shipped to PharmBio to support the development of oliceridine efforts in South Korea. There was $0.1 million of license revenue recorded for the year ended December 31, 2021, related materials shipped to Nhwa to support the development of oliceridine efforts in China.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	% Increase (Decrease)
Cost of goods sold	$3,018	$954	216%

Cost of goods sold increased by $2.1 million, or 216% for the year ended December 31, 2022 compared to the same period in 2021, primarily due to a $2.1 million non-cash valuation adjustment for slow-moving or obsolete inventory due to the uncertainty of commercial activities and future expected OLINVYK sales. If future sales of OLINVYK do not materialize as anticipated, we may be required to further adjust the valuation of additional inventory.

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

Selling, general and administrative expenses decreased by $3.4 million, or 9%, for the year ended December 31, 2022 compared to the same period in 2021, primarily related to a reduction in full time employees and termination of our contract sales force agreement.

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

Research and development expenses increased by $4.8 million, or 36% in 2022 as compared to 2021. The following table summarizes our research and development expenses (in thousands):

	Year Ended
	December 31,
	2022	2021
TRV045	$6,130	$2,744
OLINVYK	3,230	1,834
TRV250	612	1,008
TRV027	409	1,032
Personnel-related costs	5,518	5,537
Other research and development	2,312	1,271
	$18,211	$13,426

The increase in research and development expenses during the year ended December 31, 2022 was primarily driven by increased spend to advance TRV045 and increased spend on OLINVYK post-approval clinical studies in respiratory physiology, cognitive function and gastrointestinal tolerability, partially offset by decreased spending on TRV027 and TRV250.

Total other income

Total other income increased by $2.4 million, or 703%, during the year ended December 31, 2022 compared to the same period in 2021, primarily due to recording the excess fair value of warrant liabilities over the proceeds received in connection with the Company’s equity offerings in July 2022 and November 2022, offet by the subsequent change in fair value of the liabity classified warrants during the year ended December 31, 2022.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At December 31, 2022, we had an accumulated deficit of $547.8 million, working capital of $32.3 million, cash and cash equivalents of $38.3 million, restricted cash of $2.0 million, and no marketable securities. In November 2020, we filed a $250.0 million shelf registration statement, which includes our at-the-market (“ATM”) program with H.C Wainwright & Co., LLC. (“HCW”) (“ HCW ATM Program”), of which there was approximately $41.9 million of available capacity as of December 31, 2022.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. We anticipate these expenses to decrease in 2023, while we continue to commercialize OLINVYK and advance our other product candidates. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $51.5 million and $50.2 million for the years ended December 31, 2022 and 2021, respectively. We incurred net losses of $53.7 million and $51.6 million for those same periods.

Our success is dependent on the successful commercialization of OLINVYK and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of December 31, 2022 is sufficient to fund operations into the fourth quarter of 2023, but not for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows (in thousands):

	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(51,477)	$(50,197)
Investing activities	18	(16)
Financing activities	23,505	7,734
Net decrease in cash, cash equivalents and restricted cash	$(27,954)	$(42,479)

Net cash used in operating activities

Net cash used in operating activities was $51.5 million for the year ended December 31, 2022 as compared to $50.2 million for the year ended December 31, 2021 primiarily due to an increase in research and development expenses of $4.8 million to advance TRV045 and higher cost of goods sold of $2.1 million due to a non-cash inventory reserve, partially offset by lower selling, general and administrative expenses of $3.4 million. Net cash used in operating activies for the year ended December 31, 2022 consisted primarily of a net loss of $53.7 million and non-cash changes in revaluation of warrant liability of $11.2 million, partially offset by non-cash expenses for the excess fair value of liability classified warrants over proceeds recieved of $7.1 million, stock compensation of $3.7 million, inventory revaluation of $2.1 million, depreciation of $0.4 million, and change in right-of-use asset of $0.5 million.

Net cash used in operating activities was $50.2 million for the year ended December 31, 2021, primarily due to an increase in selling, general and administrative expenses of $18.9 million as a result of the launch of OLINVYK. Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of a net loss of $51.6 million and changes in operating assets and liabilities of $3.9 million, partially offset by non-cash expenses for stock compensation of $4.4 million, depreciation of $0.4 million, and change in right-of-use asset of $0.4 million..

Net cash (used in) provided by investing activities

Net cash provided by investing activities was less than $0.1 million for the year ended December 31, 2022, primarily related to maturities of marketable securities, offset by purchases of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $23.5 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to net proceeds of $13.9 million from debt issuance, and $9.7 million from the July 2022 and November 2022 equity offerings and issuance of warrants.

Net cash provided by financing activities was $7.7 million for the year ended December 31, 2021 primarily due to net proceeds of approximately $7.9 million from the HCW ATM Program.

Leases

The Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor in Chesterbrook Pennsylvania. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. In 2023, we expect to pay approximately $1.4 million for our operating lease obligations. Future rent streams of $1.1 million to be collected in less than one year and $2.1 million to be collected between one and three years are not offset against operating lease obligations. See “Item 8 – Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies” in Part II of this Form 10-K for information about our operating lease obligations, including maturities of such obligations.

R-Bridge Financing

In April 2022, we, through our wholly-owned subsidiary Trevena SPV2 LLC, entered into a Loan Agreement with R-Bridge, which we refer to as the R-Bridge Financing. Pursuant to the R-Bridge Financing, we may be eligible to receive up to $40.0 million in term loan borrowings. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China.

The term loans bear interest at a rate per annum equal to 7.00% and will mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on net sales of OLINVYK in the United States and (ii) proceeds from royalties from our license agreement with Nhwa. In the event Nhwa obtains Chinese approval of OLINVYK by December 31, 2023, royalties from net sales of OLINVYK in the United States will be capped at $10.0 million. In the event Chinese approval does not occur by December 31, 2023, the royalties from net sales in the United States will increase to 7.0% and will continue until certain combined totals from license agreement with Nhwa and royalties from net sales of OLINVYK are paid. Upon a change in control or in the event we elect to repay any outstanding borrowings prior to their contractual maturity, we are required to pay a control premium ranging from 125% to 150% of the outstanding principal and interest at the time of repayment and in the event OLINVYK has not obtained approval in China. In the event OLINVYK is approved in China, the premium, if triggered, would be equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs.

In April 2022, we placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on our net sales of OLINVYK in the United States and proceeds from royalties from our license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in our consolidated balance sheet at December 31, 2022.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are guaranteed by us and secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At December 31, 2022, there were no events of default pursuant to the Loan Agreement and we were in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, we issued a warrant to R-Bridge to purchase 200,000 shares of our common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to commercialize OLINVYK, and continue to develop TRV045 and TRV250. Over the next twelve months, we anticipate that our total operating expenses will decrease compared to the previous twelve months.

We believe that our cash and cash equivalents as of December 31, 2022, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessments of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevena, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loan Payable
Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company entered into a loan agreement with R-Bridge Healthcare Investment Advisory, Ltd. (R-Bridge) in April 2022. Pursuant to the loan agreement, the Company received gross proceeds of $15 million in exchange for the obligation to make principal and interest payments to R-Bridge based on a percentage of net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd. on sales of OLINVYK in China.

The Company recorded borrowings under the loan agreement on the consolidated balance sheet at a carrying value of $13.4 million as of December 31, 2022 and imputed interest expense associated with this loan during 2022 using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the loan to be repaid in full over the anticipated life of the agreement. The effective interest rate on the loan may vary during the term of the loan depending on a number of factors, including the level and timing of forecasted net sales of OLINVYK and the resulting repayment to R-Bridge. The Company utilizes the prospective method to account for the loan, under which a new effective interest rate is determined at each balance sheet date based on the Company’s current estimates of the amount and timing of expected future payments.

Auditing the loan payable involved complex and subjective auditor judgment due to the estimation uncertainty involved in determining the effective interest rate. The Company’s effective interest rate model includes estimated revenue projections which are sensitive to significant assumptions including the estimated market demand for OLINVYK.

How We Addressed the Matter in Our Audit

To test the loan payable, our audit procedures included, among others, confirming certain loan provisions directly with R-Bridge, testing the significant assumptions used to develop the estimates and evaluating the completeness and accuracy of the underlying data used by the Company in its effective interest rate model. We recalculated the current year interest expense based on the Company’s model, and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007

Philadelphia, Pennsylvania

March 30, 2023

TREVENA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$38,320	$66,923
Inventories	906	2,352
Prepaid expenses and other current assets	1,782	1,448
Total current assets	41,008	70,723
Restricted cash	1,960	1,311
Property and equipment, net	1,488	1,841
Right-of-use lease asset	4,224	4,706
Other assets	—	1,543
Total assets	$48,680	$80,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,372	$4,547
Accrued expenses and other current liabilities	5,461	3,847
Lease liability	899	792
Total current liabilities	8,732	9,186
Loan payable, net	13,430	—
Leases, net of current portion	5,436	6,309
Warrant liability	5,483	—
Total liabilities	33,081	15,495
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 7,744,692 and 6,618,093 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	563,362	558,724
Accumulated deficit	(547,772)	(494,102)
Accumulated other comprehensive loss	1	—
Total stockholders’ equity	15,599	64,629
Total liabilities and stockholders’ equity	$48,680	$80,124

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021
Revenue:
Product revenue	$(438)	$498
License revenue	20	69
Total revenue	(418)	567
Operating expenses:
Cost of goods sold	3,018	954
Selling, general and administrative	34,728	38,112
Research and development	18,211	13,426
Total operating expenses	55,957	52,492
Loss from operations	(56,375)	(51,925)
Other income (expense):
Change in fair value of warrant liability	11,180	6
Other income (expense), net	(7,681)	172
Interest income	451	162
Interest expense	(1,256)	(1)
Loss on foreign currency exchange	11	(2)
Total other income (expense), net	2,705	337
Net Loss	(53,670)	(51,588)
Unrealized gain on marketable securities	1	—
Comprehensive loss	$(53,669)	$(51,588)
Per share information:
Net loss per share of common stock, basic and diluted	$(7.59)	$(7.90)
Weighted average common shares outstanding, basic and diluted	7,072,362	6,529,074

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Stockholders' Equity
							Accumulated
	Preferred Stock		Common Stock				Other
	Number	$0.001	Number	$0.001	Additional		Comprehensive	Total
	of	Par	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit		Equity
Balance, January 1, 2021	—	$—	6,397,647	$6	$546,576	$(442,514)	$—	$104,068
Stock-based compensation expense	—	—	—	—	4,407	—	—	4,407
Exercise of stock options	—	—	5,861	—	187	—	—	187
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	—	—	43,837	—	7,949	—	—	7,949
Issuance of common stock, net of issuance costs	—	—	170,748	1	(395)	—	—	(394)
Net loss	—	—	—	—	—	(51,588)	—	(51,588)
Balance, December 31, 2021	—	$—	6,618,093	$7	$558,724	$(494,102)	$—	$64,629
Stock-based compensation expense	—	—	—	—	3,676	—	—	3,676
Issuance of common stock warrants in connection with loan payable	—	—	—	—	603	—	—	603
Issuance of Common Stock in connection with equity offering	—	—	765,000	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	—	—	41,599	—	(37)	—	—	(37)
Issuance of preferred stock	2,000	397	—	—		—	—	—
Conversion of preferred stock to common stock	(2,000)	(397)	320,000	—	397	—	—	397
Unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(53,670)	—	(53,670)
Balance, December 31, 2022	—	$—	7,744,692	$8	$563,362	$(547,772)	$1	$15,599

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
Operating activities:
Net loss	$(53,670)	$(51,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	428
Stock-based compensation	3,676	4,407
Noncash interest expense on loan	128	—
Inventory valuation adjustment	2,070	—
Fair value of warrants in excess of proceeds	7,147	—
Revaluation of warrant liability	(11,180)	(6)
Returns reserve adjustment	383	—
Accretion of bond discount on marketable securities	(46)	—
Change in right-of-use asset	482	413
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,209	(2,337)
Inventories	(624)	(2,352)
Insurance recovery	—	9,000
Settlement liability	—	(9,000)
Operating lease liabilities	(758)	(695)
Accounts payable, accrued expenses and other liabilities	(676)	1,533
Net cash used in operating activities	(51,477)	(50,197)
Investing activities:
Purchases of property and equipment	(28)	(16)
Maturities of marketable securities	33,000	—
Purchases of marketable securities	(32,954)	—
Net cash provided by (used in) investing activities	18	(16)
Financing activities:
Proceeds from exercise of common stock options	—	187
Proceeds from issuance of common stock, net	—	7,948
Payment of employee withholding taxes on vested restricted stock units	(37)	(393)
Finance lease payments	(8)	(8)
Net proceeds from the sale of common stock, warrants and pre-funded warrants	7,997	—
Proceeds from loan payable	13,906	—
Proceeds from issuance of convertible Series A and Series B preferred stock and warrants, net of issuance costs	1,647	—
Net cash provided by financing activities	23,505	7,734
Net decrease in cash, cash equivalents and restricted cash	(27,954)	(42,479)
Cash, cash equivalents and restricted cash—beginning of period	68,234	110,713
Cash, cash equivalents and restricted cash—end of period	$40,280	$68,234
Supplemental disclosure of cash flow information:
Cash paid for interest	$(604)	$—
Conversion of Series A and Series B preferred stock to common stock	$(397)	$—

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to commercialization and research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In late 2017, the Company submitted a new drug application, or NDA, for OLINVYK® (OLINVYK) injection, or OLINVYK, to the United States Food and Drug Administration, or the FDA. In August 2020, the FDA approved the NDA for OLINVYK and the Company initiated commercial launch of OLINVYK in the first quarter of 2021.

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2022, the Company had an accumulated deficit of $547.8 million. The Company’s net loss was $53.7 million and $51.6 million for the years ended December 31, 2022 and 2021, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2022 is not sufficient to fund operations for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses, or that the COVID-19 pandemic will not have an impact on the Company’s ability to raise capital or fund its operations as planned. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

2. Summary of Significant Accounting Policies

Reverse Stock Split

On November 9, 2022, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-25 reverse stock split pursuant to which each 25 shares of the Company’s issued and outstanding common stock immediately prior to the effective time, which was 5:01pm ET on November 9, 2022, were combined into one share of the Company’s common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $3.05 per share for such fractional interests.

All of the share and per share amounts discussed in the accompanying consolidated financial statements have been adjusted to reflect the effect of this reverse split.

Principles of Consolidation

In connection with the loan agreement disclosed in Note 7, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2022. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of common stock warrants, the accounting for research and development costs, accrued expenses, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and the amortization of the debt expenses. The financial data and other information disclosed in these notes are not necessarily indicative of the results to be expected for any future year or period. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those results.

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

Restricted Cash

The Company maintains $0.6 million as collateral under a letter of credit for the Company’s facility lease obligations in Chesterbrook, Pennsylvania. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its balance sheet.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the royalty based loan agreement (the “Loan Agreement”) with R-Bridge Investment Four Pte. Ltd. (“R-Bridge”). Payments of interest under the Loan Agreement are made quarterly from certain royalties on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceuticals Co. Ltd., or Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. As of December 31, 2022, the interest reserve account balance is $1.4 million which has been classified as restricted cash in the Company’s consolidated balance sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate their fair values, given their short-term nature. Additionally, the Company believes the carrying value of the loan payable approximates its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded during the years ended December 31, 2022 or 2021.

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

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities as of December 31, 2022 and 2021.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. At December 31, 2022, the Company had two stock-based compensation plans, which are more fully described in Note 8. The Company also has an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.

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

The following table presents the Company’s cash, cash equivalents, restricted cash, and warrant liability as of December 31, 2022 and 2021 (in thousands):

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$9,651	$9,651	$—	$—
Money Market Funds	28,669	28,669	—	—
Restricted Cash	1,960	1,960	—	—
Total assets measured and recorded at fair value	$40,280	$40,280	$—	$—
Liabilities:
Warrant Liability	—	—	—	5,483
Total liabilities measured and recorded at fair value	$—	$—	$—	$5,483

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2021	(Level 1)	(Level 2)	(Level 3)
Assets:			—
Cash	$8,148	$—	$—	$—
Money Market Funds	58,775	—	—	—
Restricted Cash	1,311	—	—	—
Total assets measured and recorded at fair value	$68,234	$—	$—	$—
Liabilities:
Warrant Liability	—	—	—	—
Total liabilities measured and recorded at fair value	$—	$—	$—	$—
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company did not transfer any financial instruments into or out of Level 3 classification, during the year ended December 31, 2022 and 2021. There were no Level 3 financial instruments outstanding as of and for the year ended December 31, 2021.

The common stock warrants issued in connection with the Company’s equity raises in July 2022 and November 2022 were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that were not deemed to be indexed to the Company’s stock. The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The fair value of the prefunded warrant liability is equal to its intrinsic value due to the nominal exercise price. The fair value of the warrant liability was estimated using a Black-Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants to purchase shares of common stock included (i) volatility of 106.4%, (ii) risk free interest rate 4.0%, (iii) strike price ($0.263 - $2.95) per share, (iv) fair value of the Company’s common stock at the time of issuance and again at each reporting period, and (v) expected life of 4.9 years.

The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2022 and 2021, the Company did not hold any investment securities exceeding a one-year maturity.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2022 or 2021.

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

	December 31, 2022	December 31, 2021
Finished goods	$3,111	$2,488
Inventory Valuation Adjustment	(2,205)	(136)
Total Inventories	$906	$2,352

The Company recorded an inventory valuation adjustment of $2.1 million during the year ended December 31, 2022 and $0.1 million during the year ended December 31, 2021. The valuation adjustments recorded during the year ended December 31, 2022 were to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales. The inventory adjustment recorded during the year ended December 31, 2021 was primarily related to a commercial batch that was not saleable based on the Company’s quality requirements.

5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2022	2021
Computers and software	3 - 5	$408	$476
Office equipment and furniture	5	721	721
Manufacturing equipment	5	10	10
Leasehold improvements	10	3,082	3,082
Leased assets	5	29	45
Total property and equipment		4,250	4,334
Less accumulated depreciation and amortization		(2,762)	(2,493)
Property and equipment, net		$1,488	$1,841

Depreciation and amortization expense was $0.4 for the years ended December 31, 2022 and 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation and benefits	$1,965	$2,132
Commercial expenses	93	107
Legal expenses	381	124
Clinical trial expenses	1,421	550
Pharmaceutical development expenses	201	161
Credit balances due to customers	67	87
Accrued purchases	—	271
Accrued interest	522	—
Other accrued expenses and other current liabilities	811	415
Total accrued expenses and other current liabilities	$5,461	$3,847

7. Loan Payable

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

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

December 31,
2022
Principal	$15,000
Unamortized debt discount	(1,570)
Loans payable, net	13,430
Current portion of loans payable, net	—
Carrying Value	$13,430

The term loans bear interest at a rate per annum equal to 7.00% and will mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on the Company’s net sales of OLINVYK in the United States and (ii) proceeds from royalties from the Company’s license agreement with Nhwa. In the event Nhwa obtains Chinese approval of OLINVYK by December 31, 2023, royalties from net sales of OLINVYK in the United States will be capped at $10.0 million. In the event Chinese approval does not occur by December 31, 2023, the royalties from net sales in the United States will increase to 7.0% and will continue until certain combined totals are paid from the license agreement with Nhwa and royalties from net sales of OLINVYK in the United States. Upon a change in control or in the event the Company elects to repay any outstanding borrowings prior to their contractual maturity, the Company is required to pay a control premium ranging from 125% to 150% of the outstanding principal and interest at the time of repayment and in the event the Company has not obtained approval for OLINVYK in China. In the event the Company obtains approval for OLINVYK in China, the premium, if triggered, would be equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at December 31, 2022.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are guaranteed by the Company and secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At December 31, 2022, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants. Interest expense is imputed based on the estimated loan repayment period, which takes into consideration the probability and timing of obtaining regulatory approval in China and the potential future revenue in the United States and China. Changes in estimates are recognized prospectively and may have a material impact on liability balance. As of December 31, 2022, the effective interest rate was 9%.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and that is exercisable for three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the twelve months ended December 31, 2022, the Company recognized interest expense of $1.3 milion, of which $0.1 million pertained to the amortization of the debt discount.

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

8. Stockholders’ Equity

Under its Certificate of Incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of December 31, 2022 and December 31, 2021. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2022 and December 31, 2021. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

ATM Programs

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. There were no shares issued under the HCW ATM program during the year ended December 31, 2022. As of December 31, 2022, there was approximately $41.9 million remaining available for future issuances under the HCW ATM Program.

Registered Direct Offerings and Concurrent Warrant Issuances

In July 2022, the Company announced a targeted registered direct financing of 72 shares of the Company’s Series A convertible preferred stock, or the Series A Preferred, and 8 shares of the Company’s Series B convertible preferred stock, or Series B Preferred. The shares of preferred stock issued in this offering are convertible into an aggregate of 320,000 shares of the Company’s common stock. The Series A Preferred has voting rights equal to the number of shares of common stock into which the Series A Preferred is convertible. The Series B Preferred has voting rights, only with respect to a proposal to effect a reverse split of the Company’s common stock, equal to 1,000,000 votes per share of Series B Preferred, provided that any votes cast by the Series B Preferred with respect to the reverse split proposal must be counted by the Company in the same proportion as the shares of common stock and Series A Preferred voted on such proposal. The shares of preferred stock were convertible at the option of the holder at any time following the date of issuance. In August 2022 the shares of preferred stock were converted into shares of common stock.

In connection with this registered direct offering, the Company also issued warrants to purchase 320,000 shares of common stock (each, a “Common Stock Warrant”) (together with the Series A Preferred and Series B Preferred, the “Preferred Stock Transaction”). The Common Stock Warrants have an exercise price of $6.575 per share, will be exercisable beginning on the later of six months following the date of issuance and the effective date of a reverse stock split of our common stock in an amount sufficient to permit the exercise in full of the Common Stock Warrants and will expire five and one-half years following the date of issuance. The Common Stock Warrants are classified as a liability. The Company evaluates its warrants to determine if the contracts qualify as liabilities in accordance with ASC 480-10, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Common Stock Warrants, valued using the Black Scholes valuation model, were initially recorded at their issuance date fair value and are remeasured on each subsequent balance sheet date with changes in fair value recorded as a component of other income (expense), net.

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

The fair value of the Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	July 29,	December 31,
	2022	2022
Expected term of warrants (in years)	5.0	4.6
Risk-free interest rate	2.7%	4.0%
Expected volatility	104.3%	108.9%
Dividend yield	—%	—%

The following is a roll forward of the Common Stock Warrant liability from date of issuance to December 31, 2022:

Date of issuance, July 29, 2022	$1,519
Change in fair value	(1,260)
Balance, December 31, 2022	$259

November 2022 Equity Offering and Warrant issuance

In November 2022, the Company completed a registered direct offering with a single institutional investor whereby the Company sold (i) 765,000 shares of common stock, (ii) pre-funded warrants to purchase 1,849,380 shares of common stock with an exercise price of $0.001 per share and (iii) warrants to purchase an aggregate of 2,614,380 shares of common stock at an initial exercise price of $2.95 per share. The warrants are exercisable immediately on the date of issuance and will expire five years after the date of issuance. The pre-funded warrants are exercisable immediately on the date of issuance and will remain outstanding until this warrant is exercised in full. The Company received $7.6 million in net cash proceeds after deducting underwriter fees and other third-party costs. The pre-funded warrants and warrants are liability classified as they contain certain cash settlement adjustment features that were outside of the Company’s control or not deemed to be indexed to the Company’s stock, respectively.

Due to the nominal exercise price of the prefunded warrants, the fair value is equal to the intrinsitc value. The fair value of the Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	November 18, 2022	December 31, 2022
Expected term of warrants (in years)	5.0	4.9
Risk-free interest rate	4.0%	4.0%
Expected volatility	104.5%	106.1%
Dividend yield	—%	—%

The following is a roll forward of the Common Stock Warrant liability from date of issuance to December 31, 2022:

Warrant Liability
Date of Issuance, November 18	$15,144
Change in fair value	(9,920)
Balance, December 31, 2021	$5,224

Warrants

As of December 31, 2022, the Company had the following common stock warrants outstanding:

	Classification	Outstanding, December 31, 2021	Granted	Cancelled/Expired	Outstanding, December 31, 2022	Exercise Price Per Share	Expiration Date
July 2022 Offering	Liability	—	320,000	—	320,000	$6.58	12/28/2027
November 2022 Offering	Liability	—	1,849,380	—	1,849,380	0.001	Until exercised
November 2022 Offering	Liability	—	2,614,380	—	2,614,380	2.95	11/18/2027
R-Bridge warrants	Equity	—	200,000	—	200,000	20.50	4/14/2025
Other warrants	Equity	11,014	—	—	11,014	31.25 - 265.48	1/29/24 - 3/31/27
		11,014	4,983,760	—	4,994,774

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

On December 15, 2016, the Company adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, effective January 1, 2017, pursuant to which the Company reserved 20,000 shares of the Company’s common stock for issuance under the Inducement Plan. The Plan provides for nonqualified stock options and restricted stock unit awards. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$806	$1,066
Selling, general and administrative	2,871	3,303
Cost of goods sold	(1)	38
Total stock-based compensation	$3,676	$4,407

Stock Options

A summary of stock option activity and related information from January 1, 2021 through December 31, 2022 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, January 1, 2021	382,561	$76.85	7.17
Granted	149,905	39.91
Exercised	(5,861)	32.10
Forfeited/Cancelled	(28,628)	70.20
Balance, December 31, 2021	497,977	$66.64	7.11
Granted	39,998	11.47
Exercised	—	—
Forfeited/Cancelled	(186,266)	87.83
Balance, December 31, 2022	351,709	$49.15	6.94
Vested or expected to vest at December 31, 2022	351,709	$49.15	6.94
Exercisable at December 31, 2022	228,409	$56.82	6.15

The aggregate intrinsic value of the options exercisable as of December 31, 2022 was zero, based on the difference between the Company’s closing stock price of $1.43 and the exercise price of each stock option.

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

The per-share weighted average grant date fair value of the options granted to employees and directors during the years ended December 31, 2022 and 2021 was estimated at $8.88 and $31.19 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2022	2021
Expected term of options (in years)	5.7	6.2
Risk-free interest rate	2.7%	1.0%
Expected volatility	98.0%	98.0%
Dividend yield	—%	—%

The weighted average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected term of options: Due to its lack of sufficient historical data, the Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107.
●	Expected stock price volatility: The Company estimates the expected volatility based on the actual historical volatility of the Company’s stock price using daily closing prices over a period equal to the expected term of the associated award.
●	Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

The Company elects to record forfeitures upon occurrence, rather than utilizing an estimate.

As of December 31, 2022, there was $2.9 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 2.06 years.

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

There were 14,201 shares of common stock withheld for employee teaxes as a result of the vested RSUs during the year ended December 31, 2022 whose value was based on the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs from January 1, 2021 through December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at January 1, 2021	150,849	41.59
Granted	174,332	17.50
Vested	(62,460)	30.05
Forfeited/Cancelled	(25,984)	40.96
Non-vested at December 31, 2021	236,737	26.97
Granted	233,987	1.83
Vested	(55,800)	27.19
Forfeited	(48,147)	30.55
Non-vested at December 31, 2022	366,777	$10.43

For the years ended December 31, 2022 and 2021, the Company recorded $1.5 million and $1.8 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the statements of operations and comprehensive loss.

As of December 31, 2022, there was $3.7 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.62 years.

Shares Available for Future Grant

At December 31, 2022, the Company has the following shares available to be granted:

		Inducement
	2013 Plan	Plan
Available at December 31, 2021	167,246	10,100
Authorized	264,832	—
Granted	(273,985)	—
Shares withheld for taxes not issued	14,201	—
Forfeited/Cancelled	232,513	1,900
Available at December 31, 2022	404,807	12,000

Shares Reserved for Future Issuance

At December 31, 2022, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	343,709
Restricted stock units outstanding under 2013 Plan	366,777
Stock options outstanding under Inducement Plan	8,000
Shares reserved for future issuance under Inducement Plan	12,000
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	9,032
Warrants outstanding	4,994,774
Total shares of common stock reserved for future issuance	5,734,292

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$4,224	$4,706
Other current lease liabilities	890	788
Operating lease liabilities	5,419	6,309
Total operating lease liabilities	$6,309	$7,097

Finance leases:
Property and equipment, at cost	$29	$45
Accumulated depreciation	(4)	(41)
Property and equipment, net	25	4
Other current lease liabilities	9	4
Other long-term liabilities	17	—
Total finance lease liabilities	$26	$4

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Operating lease costs:
Operating lease rental expense	$1,308	$1,228
Other income	(1,330)	(1,186)
Total operating lease costs	$(22)	$42

Finance lease costs:
Amortization of right-of-use assets	7	7
Interest on lease liabilities	1	1
Total finance lease costs	$8	$8

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(295)	$(265)
Financing cash flows from finance leases	(8)	(8)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2023	1,425	11
2024	1,450	11
2025	1,474	7
2026	1,499	—
2027 and beyond	2,163	—
Total minimum lease payments	$8,011	$29
Interest Expense	(1,702)	(3)
Lease liability	$6,309	$26

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2023	1,139
2024	995
2025	—
2026	—
2027 and beyond	—
Total minimum lease payments	$2,134

Weighted average lease term and discount rates are as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	5	6
Finance leases	3	—
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

The Company had of $0.1 million and $0 deferred rent at December 31, 2022 and 2021, respectively, related to its facility leases.

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

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the year ended December 31, 2022 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2022	$1	$41	$45
Adjustment related to prior period sales	—	(11)	(9)
Balance, December 31, 2022	$1	$30	$36

As of December 31, 2022, the Company has $19,000 of outstanding accounts receivable and, as a result, the portion of the trade allowance in excess of accounts receivable of $67,000 has been included with accrued expenses and other current liabilities on the Company’s balance sheet.

The company also recorded a $0.4 million returns reserve adjustment from OLINVYK during the year ended December 31, 2022. The adjustment was recorded to account for expected returns from our wholesalers.

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

For the year ended December 31, 2022 and 2021, license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Year Ended
	December 31,
	2022	2021
Pharmbio Korea Inc.	$20	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	69
Total license revenues	$20	$69

License revenue recorded for the year ended December 31, 2022 related to materials shipped to PharmBio to support the development of oliceridine efforts in South Korea. License revenue recorded for the year ended December 31, 2021 consisted of $0.1 million related to materials shipping to Nhwa to support the development of oliceridine efforts in China.

12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(53,670)	$(51,588)
Weighted average common shares outstanding	7,072,362	6,529,074
Net loss per share of common stock - basic and diluted	$(7.59)	$(7.90)

The pre-funded warrants to purchase common shares issued in connection with the November 2022 offering are included in the calculation for basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assure. The pre-funded warrants are more fully described in Note 8.

The following outstanding securities at December 31, 2022 and 2021 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2022	2021
Options outstanding	346,367	481,620
RSUs outstanding	366,777	236,737
Warrants outstanding	3,145,394	11,014
Total	3,858,538	729,371

13. Income Taxes

The income tax provision for the years ended December 31, 2022 and 2021 are as follows (in thousands):

December 31,
	2022	2021
Current:
State	$—	$—
Federal	—	—
Foreign	—	—
Total	—	—
Deferred
State	—	—
Federal	—	—
Foreign	—	—
Total	—	—
Total income tax provision (benefit)	$—	$—

Deferred tax assets and liabilities reflect the net effects of net operating losses, or NOLs, and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company's deferred tax assets as of December 31, 2022 and 2021. The Company’s valuation allowance decreased by $7.5 million and increased $14.4 million for the years ended December 31, 2022 and 2021, respectively.

Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
NOLs	$46,490	$40,810
Research and development credits	16,309	15,575
Research and development expenses capitalized for tax purposes	80,648	93,254
Equity-based compensation	2,257	3,960
Deferred rent	520	691
Depreciation	365	312
Other temporary differences	1,192	657
Total deferred tax assets	147,781	155,259
Deferred tax liabilities:
Prepaid expenses	(436)	(381)
Total deferred tax liabilities	(436)	(381)
Net deferred tax assets	147,345	154,878
Less valuation allowance	(147,345)	(154,878)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2022	2021
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%
Permanent Differences	1.3%	(0.2)%
State taxes, net of federal benefit	4.8%	7.2%
Research and development credit	1.5%	1.3%
Reduction of state tax rate	(37.7)%	—%
Stock compensation	(3.2)%	(1.4)%
Other	(1.7)%	0.1%
Change in valuation allowance	14.0%	(28.0)%
Effective income tax rate	—%	—%

As of December 31, 2022, the Company had U.S. federal and state NOLs of $188.7 million and $174.3 million, respectively, that begin to expire starting in 2027. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of $16.3 million that begin to expire in 2027. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $18.7 million of R&D expenses incurred as of December 31, 2022.

During 2022, Pennsylvania enacted law that reduces the corporate net income tax rate through a phased in timeline starting in 2023 through each successive year through 2031 from its current 9.99% rate down to 4.99% by 2031. The Company adjusted its deferred tax balances as of December 31, 2022 for the effect of the anticipated tax rates that are phased in during 2023-2031. The total adjustment amounted to a deferred tax expense of $25.7 million which was offset by a full valuation allowance.

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

14. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During each of the years ended December 31, 2022 and 2021, the Company provided matching contributions of $0.3 million.

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

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive offers required by this Item 10 is provided under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K. All other information required by this Item 10 is incorporated herein by reference to the information responsive thereto contained in our definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans
Equity compensation plans approved by stockholders	710,486	$49.25	404,807
Equity compensation plans not approved by stockholders	8,000	44.50	12,000
Total	718,486	$49.20	416,807
(1)	Includes 9,032 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The number of shares of our common stock reserved for issuance under our 2013 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by the number of shares equal to the least of (i) 9,032, (ii) the total number of shares of common stock issued under the 2013 ESPP during the immediately preceding calendar year, and (iii) such lower number of shares determined by our Board of Directors.
(2)	Includes 404,807 shares of our common stock available for issuance under our 2013 Equity Incentive Plan. On January 1, 2015 and annually thereafter through January 1, 2023, the number of authorized shares under our 2013 Equity Incentive Plan will automatically increase by a number of shares equal to the lesser of: (i) 4% of the number of our shares issued and outstanding prior to the preceding December 31; or (ii) an amount determined by our Board of Directors.
(3)	On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 20,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2022, 12,000 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 9, 2022).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2022)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2022).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).
3.7	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2022)
4.1	Reference is made to Exhibits 3.1 and 3.3.
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

4.6

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K,filed with the SEC on August 1, 2022
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022)
4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022).
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

10.33

Loan Agreement, dated March 30, 2022, by and among R-Bridge Investment Four Pte. Ltd., as lender,

and Trevena SPV2 LLC, as borrower (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.34

Revenue Interest Purchase Agreement, dated March 30, 2022, by and among Trevena, Inc., as seller, and Trevena SPV2 LLC, as Company (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.35

Contribution and Servicing Agreement, dated March 30, 2022, by and among Trevena, Inc., as contributor, and Trevena SPV2 LLC, as Company (incorporated by reference to Exhibit 10.3 to

Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.36	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2022).
10.37	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022).
23.1#	Consent of Independent Registered Public Accounting Firm.
31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#

The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2022 and 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2022 and 2021, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2022 and 2021, (iv) Statements of Cash Flows for the years ended December 31, 2022 and 2021 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: March 30, 2023

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Carrie L. Bourdow

/s/ Barry Shin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Barry Shin

/s/ Leon O. Moulder, Jr.	Chairman, Board of Directors	March 30, 2023
Leon O. Moulder, Jr

/s/ Scott Braunstein	Director	March 30, 2023
Scott Braunstein, M.D.

/s/ Michael R. Dougherty	Director	March 30, 2023
Michael R. Dougherty

/s/ Marvin H. Johnson, Jr.	Director	March 30, 2023
Marvin H. Johnson, Jr.

/s/ Jake R. Nunn	Director	March 30, 2023
Jake R. Nunn

/s/ Anne M. Phillips	Director	March 30, 2023
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	March 30, 2023
Barbara Yanni