Form 10-Q
period 2023-03-31
TREVENA INC
filed 2023-05-15
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 11, 2023: 10,969,023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In particular, we caution you that our forward-looking statements are subject to the ongoing circumstances related to the COVID-19 pandemic, which may have a material adverse effect on our business, operations and future financial results. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic and the efforts to mitigate it, could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties; and
●	our ability to satisfy all applicable Nasdaq continued listing requirements.

ii

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,436	$38,320
Inventories	906	906
Prepaid expenses and other current assets	2,425	1,782
Total current assets	30,767	41,008
Restricted cash	1,968	1,960
Property and equipment, net	1,406	1,488
Right-of-use lease asset	4,092	4,224
Other assets	59	—
Total assets	$38,292	$48,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,664	$2,372
Accrued expenses and other current liabilities	5,429	5,461
Lease liability	926	899
Total current liabilities	8,019	8,732
Loan payable, net	13,476	13,430
Leases, net of current portion	5,194	5,436
Warrant liability	1,449	5,483
Total liabilities	28,138	33,081
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 8,975,072 and 7,744,692 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	565,736	563,362
Accumulated deficit	(555,591)	(547,772)
Accumulated other comprehensive income	—	1
Total stockholders’ equity	10,154	15,599
Total liabilities and stockholders’ equity	$38,292	$48,680

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue	$6	$—
License revenue	—	20
Total revenue	6	20
Operating expenses:
Cost of goods sold	127	207
Selling, general and administrative	6,089	11,014
Research and development	3,909	5,259
Total operating expenses	10,125	16,480
Loss from operations	(10,119)	(16,460)
Other income (expense):
Change in fair value of warrant liability	2,466	—
Other income (expense), net	9	45
Interest income	289	24
Interest expense	(446)	—
(Loss) gain on foreign currency exchange	(18)	2
Total other income (expense), net	2,300	71
Net Loss	(7,819)	(16,389)
Unrealized gain on marketable securities	1	—
Comprehensive loss	$(7,818)	$(16,389)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.81)	$(2.48)
Weighted average common shares outstanding, basic and diluted	9,594,072	6,620,800

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2023	7,744,692	$8	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	1,230,380	1	1,568	—	—	1,569
Net loss	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	8,975,072	$9	$565,736	$(555,591)	$—	$10,154

	Stockholders' Equity

	Common Stock
	Number	$0.001	Additional		Total
	of	Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, January 1, 2022	6,618,096	$7	$558,725	$(494,102)	$64,630
Stock-based compensation expense	—	—	1,155	—	1,155
Net loss	—	—	—	(16,389)	(16,389)
Balance, March 31, 2022	6,618,096	$7	$559,880	$(510,491)	$49,396

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(7,819)	$(16,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	105
Stock-based compensation	806	1,155
Noncash interest expense	46	—
Change in Fair Value of warrant liability	(2,466)	—
Change in right-of-use asset	132	114
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(701)	(2,378)
Inventories	—	(393)
Operating lease liabilities	(212)	(188)
Accounts payable, accrued expenses and other liabilities	(742)	(283)
Net cash used in operating activities	(10,874)	(18,257)
Financing activities:
Proceeds from exercise of pre-funded warrants	1	—
Finance lease payments	(3)	(2)
Net cash used in financing activities	(2)	(2)
Net decrease in cash, cash equivalents and restricted cash	(10,876)	(18,259)
Cash, cash equivalents and restricted cash—beginning of period	40,280	68,234
Cash, cash equivalents and restricted cash—end of period	$29,404	$49,975
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of pre-funded warrants	$1,568	$—

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2023, the Company had an accumulated deficit of $555.6 million. The Company’s net loss was $7.8 million and $16.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2023 is not sufficient to fund operations for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of March 31, 2023, its results of operations and its comprehensive loss for the three months ended March 31, 2023 and 2022, its consolidated statements of stockholders’ equity for the period from January 1, 2023 to March 31, 2023 and for the period January 1, 2022 to March 31, 2022, and its consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

The Company will continue to monitor the impact of COVID-19 on our business, results of operations, and financial condition. To date, the impact has been limited, although future developments remain uncertain.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair values, given their short-term nature. Additionally, at March 31, 2023, the Company believes the carrying value of the loan payable approximates its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$841	$841	$—	$—
Money Market Funds	26,595	26,595	—	—
Restricted Cash	1,968	1,968	—	—
Total assets measured and recorded at fair value	$29,404	$29,404	$—	$—
Liabilities:
Warrant Liability	1,449	—	—	1,449
Total liabilities measured and recorded at fair value	$1,449	$—	$—	$1,449

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$9,651	$9,651	$—	$—
Money Market Funds	28,669	28,669	—	—
Restricted Cash	1,960	1,960	—	—
Total assets measured and recorded at fair value	$40,280	$40,280	$—	$—
Liabilities:
Warrant Liability	5,483	—	—	5,483
Total liabilities measured and recorded at fair value	$5,483	$—	$—	$5,483
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2023.

The common stock warrants issued in connection with the Company’s equity raises in July 2022 and November 2022 were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that were not deemed to be indexed to the Company’s stock. The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The fair value of the pre-funded warrant liability is equal to its intrinsic value due to the nominal exercise price. The fair value of the warrant liability was estimated using a Black-Scholes Option Pricing Model.

Registered Direct Stock Offering and Concurrent Warrant Issuance

The fair value of the July Offering Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	March 31	December 31,
	2023	2022
Expected term of warrants (in years)	4.3	4.6
Risk-free interest rate	3.7%	4.0%
Expected volatility	94.4%	108.9%
Dividend yield	—%	—%

The following is a roll forward of the July Offering Common Stock Warrant liability (in thousands):

Balance, December 31, 2022	$259
Change in fair value	(191)
Balance, March 31, 2023	$68

November 2022 Equity Offering and Warrant Issuance

Due to the nominal exercise price of the pre-funded warrants, the fair value is equal to the intrinsic value. The fair value of the November Offering Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	March 31, 2023	December 31, 2022
Expected term of warrants (in years)	4.6	4.9
Risk-free interest rate	3.6%	4.0%
Expected volatility	100.2%	106.1%
Dividend yield	—%	—%

The following is a roll forward of the November Offering Common Stock Warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2022	$5,224
Change in fair value	(2,275)
Exercise of pre-funded common stock warrants	(1,568)
Balance, March 31, 2023	$1,381

Warrants

As of March 31, 2023, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
July 2022 Offering	Liability	320,000	$6.58	12/28/2027
November 2022 Offering (Pre-funded warrants)	Liability	619,000	0.001	Until exercised
November 2022 Offering	Liability	2,614,380	2.95	11/18/2027
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	11,014	31.25 - 265.48	1/29/24 - 3/31/27
		3,764,394

The Company classifies investments available to fund current operations as current assets on its balance sheet. As of March 31, 2023 and 2022, the Company did not hold any investment securities exceeding a one-year maturity.

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

Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$906	$3,111
Inventory Valuation Adjustment	—	(2,205)
Total Inventories	$906	$906

5. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary Trevena SPV2 LLC, entered into a royalty-based loan agreement (“the Loan Agreement”) with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

March 31,
2023
Principal	$15,000
Unamortized debt discount	(1,524)
Loans payable, net	$13,476

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account is classified as restricted cash in the Company’s consolidated balance sheet at March 31, 2023.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are guaranteed by the Company and secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At March 31, 2023, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the three months ended March 31, 2023, the Company recognized interest expense of $0.4 million, respectively, of which less than $0.1 million pertained to the amortization of the debt discount.

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

6. Stock Compensation

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$189	$275
Selling, general and administrative	617	873
Cost of goods sold	—	7
Total stock-based compensation	$806	$1,155

Stock Options

A summary of stock option activity and related information through March 31, 2023 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2022	351,709	$49.15	6.94
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(17,649)	52.37
Balance, March 31, 2023	334,060	$48.98	6.75
Vested or expected to vest at March 31, 2023	334,060	$48.98	6.75
Exercisable at March 31, 2023	232,127	$55.70	6.05

The aggregate intrinsic value of options exercisable as of March 31, 2023 was zero, based on the difference between the Company’s closing stock price of $0.7000 and the exercise price of each stock option. At March 31, 2023, there was $2.4 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 1.84 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the three months ended March 31, 2023 and 2022 was estimated at $0.00 and $0.46 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2023	2022
Expected term of options (in years)	—	6.3
Risk-free interest rate	—%	1.5%
Expected volatility	—%	92.5%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2022	366,777	$10.43
Granted	500,000	1.78
Vested	—	—
Forfeited/Cancelled	(32,507)	4.19
Non-vested at March 31, 2023	834,270	$5.49

For the three months ended March 31, 2023, the Company recorded $0.4 million, in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of March 31, 2023, there was $3.61 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.53 years.

Shares Available for Future Grant

At March 31, 2023, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2013 Plan	Plan
Available at December 31, 2022	404,807	12,000
Authorized	309,363	—
Granted	(500,000)	—
Forfeited/Cancelled	49,706	—
Available at March 31, 2023	263,876	12,000

Shares Reserved for Future Issuance

At March 31, 2023, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	326,060
Restricted stock units outstanding under 2013 Plan	834,720
Stock options outstanding under Inducement Plan	8,000
Shares reserved for future issuance under Inducement Plan	12,000
Shares reserved for future issuance under 2013 Employee Stock Purchase Plan	9,032
Warrants outstanding	3,764,394
Total shares of common stock reserved for future issuance	4,954,206

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$4,092	$4,224
Other current lease liabilities	917	890
Operating lease liabilities	5,179	5,419
Total operating lease liabilities	$6,096	$6,309

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(6)	(4)
Property and equipment, net	23	25
Other current lease liabilities	9	9
Other long-term liabilities	15	17
Total finance lease liabilities	$24	$26

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease costs:
Operating lease rental expense	$398	$327
Other income	(350)	(315)
Total operating lease costs	$48	$12

Finance lease costs:
Amortization of right-of-use assets	2	1
Total finance lease costs	$2	$1

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(128)	$(70)
Financing cash flows from finance leases	(3)	(2)

Our operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2023 (April 1 - December 31)	1,071	8
2024	1,450	11
2025	1,474	7
2026	1,499	—
2027	1,523	—
2028 and beyond	640	—
Total minimum lease payments	$7,657	$26
Less: imputed interest	(1,561)	(2)
Lease liability	$6,096	$24

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2023 (April 1 - December 31)	855
2024	996
Total minimum lease payments	$1,851

Lease term and discount rates are as follows:

	Three Months Ended March 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5	6
Finance leases	2	—
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the three months ended March 31, 2023 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2023	$1	$30	$36
Adjustment related to prior period sales	—	7	(4)
Balance, March 31, 2023	$1	$37	$32

As of March 31, 2023, the Company has $6,000 outstanding accounts receivable and, as a result, the portion of the trade receivable allowance in excess of accounts receivable of $64,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets

9. License Revenue

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

For the three months ended March 31, 2023 and 2022, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended
	March 31,
	2023	2022
Pharmbio Korea Inc.	$—	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—
Total license revenues	$—	$20

License revenue for the year ended December 31, 2022 related to materials shipped to Pharmbio to support the development of oliceridine efforts in South Korea.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net loss per common share calculation:
Net loss	$(7,819)	$(16,389)
Weighted average common shares outstanding	9,594,072	6,620,800
Net loss per share of common stock - basic and diluted	$(0.81)	$(2.48)

The pre-funded warrants to purchase common shares issued in connection with the November 2022 offering are included in the calculation for basic and diluted net loss per share due to the nominal exercise price and perpetual term of the pre-funded warrants.

The following outstanding securities at March 31, 2023 and 2022 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2023	2022
Options outstanding	334,060	506,662
RSUs outstanding	834,720	236,737
Warrants outstanding	3,145,394	11,014
Total	4,314,174	754,413

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2023. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of March 31, 2023, we had an accumulated deficit of $555.6 million. Our net loss was $7.8 million and $16.4 million for the three months ended March 31, 2023 and 2022, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Recent Developments

Approval of OLINVYK in China

On May 8, 2023, we announced that our partner in China, Jiangsu Nhwa, received formal approval from the National Medical Products Administration for OLINVYK. It has been approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. The approval is based on results of two bridging trials conducted in China and also leveraged US clinical data. Results from the bridging studies demonstrated that the safety, tolerability and pharmacokinetic profile of OLINVYK in Chinese patients is consistent with what has been seen in other OLINVYK clinical trials. Jiangsu Nhwa has an exclusive license agreement for the development and commercialization of OLINVYK in China. We are due to receive a $3 million milestone payment from Jiangsu Nhwa with the approval. We are also eligible to receive $15 million upon first commercial sale of OLINVYK in China, in connection with our non-dilutive royalty-based financing with an affiliate of R-Bridge Healthcare Fund (the R-Bridge Financing).

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

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

We have equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, restricted stock unit awards and performance stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. We also have an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock unit awards, may be granted to new employees.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended
	March 31,
	2023	2022	Change
Revenue:
Product revenue	$6	$—	$6
License revenue	—	20	(20)
Total revenue	6	20	(14)
Operating expenses:
Cost of goods sold	127	207	(80)
Selling, general and administrative	6,089	11,014	(4,925)
Research and development	3,909	5,259	(1,350)
Total operating expenses	10,125	16,480	(6,355)
Loss from operations	(10,119)	(16,460)	6,341
Other income (expense):
Change in fair value of warrant liability	2,466	—	2,466
Other (expense) income, net	9	45	(36)
Interest income	289	24	265
Interest expense	(446)	—	(446)
Gain (loss) on foreign currency transactions	(18)	2	(20)
Total other income, net	2,300	71	2,229
Net Loss	$(7,819)	$(16,389)	$8,570
Unrealized gain on marketable securities	1	—	1
Comprehensive loss	$(7,818)	$(16,389)	$8,571

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three months ended March 31, 2023, we recorded $6,000 in product revenue from the shipment of drug product to wholesalers. There was no product revenue recorded for the three months ended March 31, 2022. For the three months ended March 31, 2022, we recorded $20,000 in license revenue related to materials shipped to PharmBio to support the development of oliceridine efforts in South Korea.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	% Increase (Decrease)
Cost of goods sold	$127	$207	-39%

Cost of goods sold decreased by less than $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022, due to a reduction in indirect overhead costs.

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

Selling, general and administrative expenses for the three months ended March 31, 2023 decreased by $4.9 million, or 45%, as compared to the same period in 2022 primarily related to a reduction in full time employees and termination of our contract sales force agreement in 2022.

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

Research and development expenses decreased by $1.4 million, or 26%, for the three months ended March 31, 2023, as compared to the same period in 2022. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
TRV045	$1,946	$1,044
OLINVYK	129	1,246
TRV250	—	428
TRV027	47	361
Personnel-related costs	1,139	1,671
Other research and development	648	509
	$3,909	$5,259

The lower research and development expenses incurred during the three months ended March 31, 2023 compared to the same period in 2022 were the result of decreased spending on OLINVYK post-approval clinical studies, TRV250 and TRV027, offset by increased spend to advance TRV045.

Total other income (expense), net

Total other income (expense), net increased $2.2 million from $0.1 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023 and was primarily attributable to the $2.5 million gain on the change in fair value of our liability classified warrants. The change in fair value was primarily driven by the change in our stock price during the three months ended March 31, 2023. The change in fair value of our warrants were offset by the $0.2 million increase in interest expense, net of interest income, and is attributable to the interest associated with our royalty financing obligation with R-Bridge.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $8.9 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At March 31, 2023, we had an accumulated deficit of $555.6 million, working capital of $22.7 million, cash and cash equivalents of $27.4 million, and restricted cash of $2.0 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $41.9 million of available capacity as of March 31, 2023.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have decreased in the three months ended March 31, 2023 as compared to the same period in 2022 as a result of a reduction in full time employees and termination of our contract sales force agreement in 2022 and a decrease in spending on OLINVYK post-approval clinical studies. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $10.9 million and $18.3 million for the three months ended March 31, 2023 and 2022, respectively. We incurred net losses of $7.8 million and $16.4 million for those same periods.

Our success is dependent on the successful commercialization of OLINVYK, advancement of our other product candidates, and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of March 31, 2023 is sufficient to fund operations to year-end 2023, but not for more than one year after the date of this filing, and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Net cash used in:
Operating activities	$(10,874)	$(18,257)
Financing activities	(2)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(10,876)	$(18,259)

Net cash used in operating activities

Net cash used in operating activities was $10.9 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $7.8 million net of the $2.5 million non-cash gain related to the change in fair value of our liability classified warrants, and changes in operating assets and liabilities of $1.7 million, partially offset by stock-based compensation of $0.8 million and depreciation expense of $0.1 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash used in financing activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which was primarily due to finance lease payments.

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

We believe that our cash and cash equivalents as of March 31, 2023, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements to year-end 2023, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK and our product candidates, if approved:

●	our ability to generate sales and other revenues from OLINVYK or any of our product candidates, for which we receive approval, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;
●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;
●	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
●	the number and development requirements of any other product candidates that we may pursue;
●	our ability to enter into collaborative agreements for the development and/or commercialization of OLINVYK or our product candidates, if approved;
●	the costs, timing, and outcome of any regulatory review of our product candidates, any future product candidates, and OLINVYK, in the United States and/or in territories outside the United States;
●	the costs and timing of commercializing OLINVYK, and any future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	any product liability or other lawsuits, including the recently filed class action complaints, related to our product or us;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report.

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

None

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

There have been no material changes to our risk factors disclosed in our Annual Report for the year ended December 31, 2022, with the exception of the following risk factors. The risk factors disclosed in our Annual Report are incorporated herein by reference.

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

We are required to maintain a minimum bid price of $1.00 per share. On April 21, 2023, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days.

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until October 18, 2023, to regain compliance with the Minimum Bid Price Rule. To regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. If, by October 18, 2023, the Company cannot demonstrate compliance with the Minimum Bid Price Rule, it may be eligible for additional time to meet such requirements. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, as necessary. If the Company meets these requirements, the Company would have an additional 180 calendar days to comply in order for the Company’s common stock to remain listed on The Nasdaq Capital Market. If the Company is not eligible for the second compliance period, then the Staff will provide notice that the Company’s securities will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel (“Panel”). The Company would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal a subsequent delisting determination by the Staff to the Panel, that such appeal would be successful

In the event that our common stock is delisted from The Nasdaq Stock Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over the counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Stock Market minimum bid price requirement or prevent future non-compliance with The Nasdaq Stock Market’s listing requirements.

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2023 to March 31, 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 15, 2023

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer