Form 10-Q
period 2023-06-30
TREVENA INC
filed 2023-08-14
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 10, 2023: 13,712,139

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize OLINVYK and any other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties; and
●	our ability to satisfy and maintain all applicable Nasdaq continued listing requirements.

You should refer to the “Risk Factors” section of this Quarterly Report and our Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this

ii

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,097	$38,320
Inventories	901	906
Prepaid expenses and other current assets	3,972	1,782
Total current assets	32,970	41,008
Restricted cash	540	1,960
Property and equipment, net	1,343	1,488
Right-of-use lease assets	3,955	4,224
Other assets	51	—
Total assets	$38,859	$48,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$2,527	$2,372
Accrued expenses and other current liabilities	4,695	5,461
Lease liabilities	954	899
Total current liabilities	8,176	8,732
Loan payable, net	14,176	13,430
Leases, net of current portion	4,946	5,436
Warrant liability	1,779	5,483
Total liabilities	29,077	33,081
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 13,712,139 and 7,744,692 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	8
Additional paid-in capital	573,371	563,362
Accumulated deficit	(563,603)	(547,772)
Accumulated other comprehensive income	—	1
Total stockholders’ equity	9,782	15,599
Total liabilities and stockholders’ equity	$38,859	$48,680

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$21	$—	$27	$—
License revenue	3,000	—	3,000	20
Total revenue	3,021	—	3,027	20
Operating expenses:
Cost of goods sold	88	216	214	423
Selling, general and administrative	5,138	10,306	11,227	21,320
Research and development	3,991	4,291	7,900	9,550
Total operating expenses	9,217	14,813	19,341	31,293
Loss from operations	(6,196)	(14,813)	(16,314)	(31,273)
Other income (expense):
Change in fair value of warrant liability	(763)	—	1,703	—
Other income (expense), net	49	64	57	109
Interest income	323	95	612	119
Interest expense	(1,122)	(325)	(1,568)	(325)
(Loss) gain on foreign currency exchange	(3)	(2)	(21)	—
Foreign income tax expense	(300)	—	(300)	—
Total other income (expense), net	(1,816)	(168)	483	(97)
Net Loss	(8,012)	(14,981)	(15,831)	(31,370)
Unrealized loss on marketable securities	—	(60)	—	(60)
Comprehensive loss	$(8,012)	$(15,041)	$(15,831)	$(31,430)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.69)	$(2.26)	$(1.49)	$(4.74)
Weighted average common shares outstanding, basic and diluted	11,580,128	6,621,083	10,592,586	6,620,942

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2023	7,744,692	$8	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	1,230,380	1	1,568	—	—	1,569
Net loss	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	8,975,072	$9	$565,736	$(555,591)	$—	$10,154
Stock-based compensation expense	—	—	702	—	—	702
Issuance of common stock, net of issuance costs	4,116,039	4	6,500	—	—	6,504
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	2,028	—	—	—	—	—
Exercise of pre-funded warrants and related reclassification of warrant liability	619,000	1	433	—	—	434
Net loss	—	—	—	(8,012)	—	(8,012)
Balance, June 30, 2023	13,712,139	$14	$573,371	$(563,603)	$—	$9,782

	Stockholders' Equity
						Accumulated
	Common Stock					Other
	Number	$0.001	Additional			Comprehensive	Total
	of	Par	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2022	6,618,096	$7	$558,725	$—	$(494,102)	$—	$64,630
Stock-based compensation expense	—	—	1,155	—	—	—	1,155
Net loss	—	—	—	—	(16,389)	—	(16,389)
Balance, March 31, 2022	6,618,096	$7	$559,880	$—	$(510,491)	$—	$49,396
Stock-based compensation expense	—	—	1,008	—	—	—	1,008
Issuance of common stock warrants in connection with loan payable	—	—	603	—	—	—	603
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	6,441	—	—	(23)	—	—	(23)
Unrealized loss on marketable securities	—	—	—		—	(60)	(60)
Net loss	—	—	—	—	(14,981)	—	(14,981)
Balance, June 30, 2022	6,624,537	$7	$561,491	$(23)	$(525,472)	$(60)	$35,943

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(15,831)	$(31,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	165	210
Stock-based compensation	1,508	2,163
Noncash interest expense	746	101
Change in fair value of warrant liability	(1,703)	—
Accretion of bond discount on marketable securities	—	(18)
Change in right-of-use asset	269	232
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,241)	(282)
Inventories	5	(638)
Operating lease liabilities	(429)	(380)
Accounts payable, accrued expenses and other liabilities	(613)	(225)
Net cash used in operating activities	(18,124)	(30,207)
Investing activities:
Purchases of property and equipment	(20)	—
Purchases of marketable securities	—	(29,976)
Net cash used in investing activities	(20)	(29,976)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,504	—
Proceeds from exercise of pre-funded warrants	2	—
Finance lease payments	(5)	(3)
Change in equity receivable	—	(23)
Proceeds from loan payable and issuance of common stock warrants, net of costs	—	14,475
Net cash provided by financing activities	6,501	14,449
Net decrease in cash, cash equivalents and restricted cash	(11,643)	(45,734)
Cash, cash equivalents and restricted cash—beginning of period	40,280	68,234
Cash, cash equivalents and restricted cash—end of period	$28,637	$22,500
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of pre-funded warrants	$2,001	$—

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2023, the Company had an accumulated deficit of $563.6 million. The Company’s net loss was $15.8 million and $31.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2023 is not sufficient to fund operations for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of June 30, 2023, its results of operations and its comprehensive loss for the six months ended June 30, 2023 and 2022, its consolidated statements of stockholders’ equity for the period from January 1, 2023 to June 30, 2023 and for the period January 1, 2022 to June 30, 2022, and its consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair values, given their short-term nature. Additionally, at June 30, 2023, the Company believes the carrying value of the loan payable approximates its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See Note 3 for additional information.

Product Revenue

The Company accounts for product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company performs the following five steps to recognize revenue under ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it believes that it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

The Company sells OLINVYK to wholesalers in the US (collectively, “customers”). These customers subsequently resell the Company’s products generally to hospitals, ambulatory surgical centers and other purchasers of OLINVYK. The Company recognizes revenue from OLINVYK sales at the point customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration which is described below.

Variable Consideration

The Company includes an estimate of variable consideration in its transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes distributor chargebacks, prompt payment (cash) discounts, distribution service fees and product returns.

The Company assesses whether or not an estimate of its variable consideration is constrained based on the probability that a significant reversal in the amount of cumulative revenue may occur in the future when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may vary from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect product sales and earnings in the period such variances become known.

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

Product Returns

Generally, the Company’s customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date.  Since the Company did not have a history of OLINVYK returns when the product was launched, the Company estimated returns based on industry data for comparable products in the market. As the Company sells OLINVYK and establishes historical sales over a longer period of time, the Company places more reliance on historical purchasing, demand, return patterns of its customers and the amount of OLINVYK held by wholesalers, when evaluating reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,490	$1,490	$—	$—
Money Market Funds	26,607	26,607	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$28,637	$28,637	$—	$—
Liabilities:
Warrant Liability	1,779	—	—	1,779
Total liabilities measured and recorded at fair value	$1,779	$—	$—	$1,779

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$9,651	$9,651	$—	$—
Money Market Funds	28,669	28,669	—	—
Restricted Cash	1,960	1,960	—	—
Total assets measured and recorded at fair value	$40,280	$40,280	$—	$—
Liabilities:
Warrant Liability	5,483	—	—	5,483
Total liabilities measured and recorded at fair value	$5,483	$—	$—	$5,483
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2023.

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

Registered Direct Stock Offering and Concurrent Warrant Issuance

The fair value of the July 2022 Offering common stock warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	June 30,	December 31,
	2023	2022
Expected term of warrants (in years)	4.1	4.6
Risk-free interest rate	4.3%	4.0%
Expected volatility	123.9%	108.9%
Dividend yield	—%	—%

The following is a roll forward of the July 2022 Offering common stock warrant liability (in thousands):

Balance, December 31, 2022	$259
Change in fair value	(104)
Balance, June 30, 2023	$155

November 2022 Equity Offering and Warrant Issuance

The fair value of the November 2022 Offering common stock warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	June 30, 2023	December 31, 2022
Expected term of warrants (in years)	4.4	4.9
Risk-free interest rate	4.2%	4.0%
Expected volatility	126.5%	106.1%
Dividend yield	—%	—%

The following is a roll forward of the November 2022 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2022	$5,224
Change in fair value	(1,599)
Exercise of pre-funded common stock warrants	(2,001)
Balance, June 30, 2023	$1,624

Warrants

As of June 30, 2023, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
July 2022 Offering	Liability	320,000	$6.58	12/28/2027
November 2022 Offering	Liability	2,614,380	2.95	11/18/2027
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	11,014	31.25 – 265.48	1/29/2024 – 3/31/2027
		3,145,394

The Company classifies investments available to fund current operations as current assets on its balance sheet. As of June 30, 2023 and 2022, the Company did not hold any investment securities exceeding a one-year maturity.

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

Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$901	$3,111
Inventory Valuation Adjustment	—	(2,205)
Total Inventories	$901	$906

5. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary Trevena SPV2 LLC, entered into a royalty-based loan agreement (the “Loan Agreement”) with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

June 30,
2023
Principal and accreted interest	$15,670
Unamortized debt discount	(1,494)
Loans payable, net	$14,176

The term loans bear interest at a rate per annum equal to 7.00% and will mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on the Company’s net sales of OLINVYK in the United States and (ii) proceeds from royalties from the Company’s license agreement with Nhwa. As a result of Nhwa obtaining Chinese approval of OLINVYK in May 2023, royalties from net sales of OLINVYK in the United States are capped at $10.0 million in accordance with the Loan Agreement. Upon a change in control or in the event the Company elects to repay any outstanding borrowings prior to their contractual maturity, the Company is required to pay a control premium equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs as further provided in the Loan Agreement.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. The interest reserve account was classified as restricted cash on the Company’s balance sheet at December 31, 2022. During the second quarter of 2023, the Company agreed to transfer the remaining funds, approximately $1.0 million, to R-Bridge to prepay future interest payments. As a result, the Company has classified the amount as prepaid interest on its consolidated balance sheet at June 30, 2023.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At June 30, 2023, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the six months ended June 30, 2023, the Company recognized interest expense of $1.6 million, of which $0.1 million pertained to the amortization of the debt discount.

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

6. Stock Compensation

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Research and development	$295	$494
Selling, general and administrative	1,213	1,655
Cost of goods sold	—	14
Total stock-based compensation	$1,508	$2,163

Stock Options

A summary of stock option activity and related information through June 30, 2023 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2022	351,709	$49.15	6.94
Granted	95,900	1.04
Forfeited/Cancelled	(26,045)	49.62
Balance, June 30, 2023	421,564	$38.17	7.25
Vested or expected to vest at June 30, 2023	421,564	$38.17	7.25
Exercisable at June 30, 2023	265,979	$50.48	6.14

The aggregate intrinsic value of options exercisable as of June 30, 2023 was zero, based on the difference between the Company’s closing stock price of $0.8810 and the exercise price of each stock option. At June 30, 2023, there was $2.0 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 1.61 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2023 and 2022 was estimated at $0.81 and $9.19 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2023	2022
Expected term of options (in years)	5.5	5.7
Risk-free interest rate	3.9%	2.7%
Expected volatility	105.5%	97.8%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2022	366,777	$10.43
Granted	500,000	1.78
Vested	(2,750)	24.00
Forfeited/Cancelled	(82,792)	5.73
Non-vested at June 30, 2023	781,235	$5.34

For the six months ended June 30, 2023, the Company recorded $0.7 million, in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of June 30, 2023, there was $2.94 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.32 years.

Shares Available for Future Grant

At June 30, 2023, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2023 Plan	Plan
Available at December 31, 2022	404,807	12,000
Authorized	1,287,958	—
Granted	(595,900)	—
Shares withheld for taxes not issued	722	—
Forfeited/Cancelled	108,837	—
Available at June 30, 2023	1,206,424	12,000

Shares Reserved for Future Issuance

At June 30, 2023, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	317,664
Stock options outstanding under 2023 Plan	95,900
Restricted stock units outstanding under 2013 Plan	781,235
Stock options outstanding under Inducement Plan	8,000
Warrants outstanding	3,145,394
Total shares of common stock reserved for future issuance	4,348,193

7. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc. (“Vanguard”) whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s consolidated statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$3,955	$4,224
Other current lease liabilities	945	890
Operating lease liabilities	4,934	5,419
Total operating lease liabilities	$5,879	$6,309

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(8)	(4)
Property and equipment, net	21	25
Other current lease liabilities	9	9
Other long-term liabilities	12	17
Total finance lease liabilities	$21	$26

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease costs:
Operating lease expense	$349	$336	$746	$663
Other income	(347)	(344)	(697)	(659)
Total operating lease costs	$2	$(8)	$49	$4

Finance lease costs:
Amortization of right-of-use assets	2	1	5	3
Total finance lease costs	$2	$1	$5	$3

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(209)	$(151)
Financing cash flows from finance leases	(5)	(3)

Operating lease liabilities will mature, as follows (in thousands):

s
	Operating Leases	Financing Leases
2023 (July 1 - December 31)	718	5
2024	1,450	11
2025	1,474	7
2026	1,498	—
2027	1,523	—
2028 and beyond	640	—
Total minimum lease payments	$7,303	$23
Less: imputed interest	(1,424)	(2)
Lease liability	$5,879	$21

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2023 (July 1 - December 31)	571
2024	996
Total minimum lease payments	$1,567

Lease term and discount rates are as follows:

	Six Months Ended June 30,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5	6
Finance leases	2	—
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the six months ended June 30, 2023 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2023	$1	$30	$36
Adjustment related to prior period sales	—	6	(28)
Balance, June 30, 2023	$1	$36	$8

As of June 30, 2023, the Company has $22,000 outstanding accounts receivable and, as a result, the portion of the trade receivable allowance in excess of accounts receivable of $23,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. In May 2023, the Company received a milestone payment of $3.0 million (less applicable withholding taxes $0.3 million), that became payable by Nhwa upon regulatory approval of OLINVYK in China. The Company is eligible to receive up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. This royalty is required to be used by the Company to repay its obligations under the Loan Agreement. As part of the license agreement with Nhwa, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

In accordance with the terms of the agreement, Nhwa is solely responsible for all development and regulatory activities in China. The parties have formed a Joint Development Committee with equal representation from the

Company and Nhwa to provide overall coordination and oversight of the development of OLINVYK in China. The parties also formed a Joint Manufacturing and Commercialization Committee to provide overall coordination and oversight of the manufacture and commercialization of OLINVYK in China.

For the three and six months ended June 30, 2023 and 2022, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Pharmbio Korea Inc.	$—	$—	$—	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	3,000	—	3,000	—
Total license revenues	$3,000	$—	$3,000	$20

License revenue recorded for the six months ended June 30, 2023 related to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License revenue for the six months ended June 30, 2022 related to materials shipped to Pharmbio to support the development of oliceridine efforts in South Korea

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share calculation:
Net loss	$(8,012)	$(14,981)	$(15,831)	$(31,370)
Weighted average common shares outstanding	11,580,128	6,621,083	10,592,586	6,620,942
Net loss per share of common stock - basic and diluted	$(0.69)	$(2.26)	$(1.49)	$(4.74)

The following outstanding securities at June 30, 2023 and 2022 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2023	2022
Options outstanding	421,564	534,662
RSUs outstanding	781,235	212,394
Warrants outstanding	3,145,394	211,014
Total	4,348,193	958,070

11. Subsequent Events

On August 3, 2023, Vanguard exercised its option to extend its sublease term, and the Company and Vanguard agreed to further extend this sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s lease term.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our lead product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration (the “FDA”), in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration (the “DEA”), and was classified as a Schedule II controlled substance. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate.

We initiated commercial launch of OLINVYK in the first quarter of 2021. Our commercial launch strategy is to focus on a subset of core specialties and clinically challenging patients, such as those patients with certain co-morbidities, obese or renal impairment. We intend to evolve this focus as customers gain experience with OLINVYK. We are also developing a pipeline of product candidates based on our proprietary product platform, including TRV045 for diabetic neuropathic pain and epilepsy; TRV250 for acute migraines; and TRV734 for opioid use disorders.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of June 30, 2023, we had an accumulated deficit of $563.6 million. Our net loss was $15.8 million and $31.4 million for the six months ended June 30, 2023 and 2022, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Loan Payable

In April 2022, we entered into a Loan Agreement with R-Bridge, pursuant to which we may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China. Under the relevant accounting guidance, the loan agreement has been accounted for as a debt instrument that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be paid to R-Bridge over the earlier of the (i) the life of the arrangement or (ii) the point in time in which the arrangement is eligible to be recognized as a sale of the license and satisfaction of all outstanding related debt obligations. As of December 31, 2022, the $15.0 million in borrowings would be capped at $30.0 million in repayments if we were unsuccessful in obtaining approval in China. As of June 30, 2023 and as a result of receiving approval in China, the estimated repayments are no longer capped. The aggregate future estimated royalty and milestone payments, less the $15.0 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the loan agreement accordingly. Due to the significant judgments and factors related to the estimates of future payments under the loan agreement, there are significant uncertainties surrounding the amount and timing of future payments and the related interest expense we recognize. We record non-cash interest expense within our consolidated statements of operations over the term of the loan agreement.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Revenue:
Product revenue	$21	$—	$21	$27	$—	$27
License revenue	3,000	—	3,000	3,000	20	2,980
Total revenue	3,021	—	3,021	3,027	20	3,007
Operating expenses:
Cost of goods sold	88	216	(128)	214	423	(209)
Selling, general and administrative	5,138	10,306	(5,168)	11,227	21,320	(10,093)
Research and development	3,991	4,291	(300)	7,900	9,550	(1,650)
Total operating expenses	9,217	14,813	(5,596)	19,341	31,293	(11,952)
Loss from operations	(6,196)	(14,813)	8,617	(16,314)	(31,273)	14,959
Other income (expense):
Change in fair value of warrant liability	(763)	—	(763)	1,703	—	1,703
Other (expense) income, net	49	64	(15)	57	109	(52)
Interest income	323	95	228	612	119	493
Interest expense	(1,122)	(325)	(797)	(1,568)	(325)	(1,243)
Gain (loss) on foreign currency transactions	(3)	(2)	(1)	(21)	—	(21)
Foreign income tax expense	(300)	—	(300)	(300)	—	(300)
Total other income (expense), net	(1,816)	(168)	(1,648)	483	(97)	580
Net Loss	$(8,012)	$(14,981)	$6,969	$(15,831)	$(31,370)	$15,539
Unrealized loss on marketable securities	—	(60)	60	—	(60)	60
Comprehensive loss	$(8,012)	$(15,041)	$7,029	$(15,831)	$(31,430)	$15,599

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and six months ended June 30, 2023, we recorded $21,000 and $27,000, respectively, in product revenue from the shipment of drug product to wholesalers. There was no product revenue recorded for the three and six months ended June 30, 2022.

License revenue for the six months ended June 30, 2023 relates to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License revenue recorded for the six months ended June 30, 2022 related to materials shipping to Pharmbio to support the development of oliceridine efforts in South Korea.

In November 2022, we filed our report on Form 10-Q for the third quarter of 2022, in which we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers. This adjustment was due, in part, to feedback we received in October 2022 from one of our wholesalers indicating that the wholesaler intended to return a significant portion of its supply of OLINVYK. As a result, we evaluated our returns reserves and updated our estimates to reflect this expected return, as well as potential increased probability of returns from our other wholesalers.

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (ASCs) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Sales from wholesalers to hospitals and ASCs have occurred, at a low level, every quarter since our commercial launch in February 2021. Since Q2 2022, there has been a general increase in the quarterly sales of OLINVYK from wholesalers to hospitals and ASCs, but while there is a positive trend the overall levels of these sales remain low.

In our returns reserve analysis, we also consider feedback from our wholesalers, group purchasing organizations and users of OLINVYK, as well as additional factors such as new safety data, or clinical or health economic data for OLINVYK that may affect future adoption and sales trends. Examples include OLINVYK data we announced in April 2022 with respect to respiratory physiology, and in July 2022 with respect to cognitive function. More recently in July 2023, we also announced OLINVYK data with respect to reduced cost per admission for hospitals and reduced average length of hospital stay, for OLINVYK-treated patients compared to matched patients treated with other IV opioids.

We incorporate these factors as we consider the need for any adjustment for slow-moving or obsolete product on a quarterly basis.

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

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Cost of goods sold	$88	$216	-59%	$214	$423	-49%

Cost of goods sold decreased by $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, due to a reduction in indirect overhead costs.

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

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased by $5.2 million, or 50%, as compared to the same period in 2022, and decreased by $10.1 million, or 47%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily related to a reduction in full time employees and termination of our contract sales force agreement in 2022.

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

Research and development expenses decreased by $0.3 million, or 7%, for the three months ended June 30, 2023, as compared to the same period in 2022, and decreased by $1.7 million or 17%, for the six months ended June 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
TRV045	$2,282	$871	$4,228	$1,916
OLINVYK	217	1,079	347	2,325
TRV250	(24)	151	(24)	579
TRV027	38	(61)	85	300
Personnel-related costs	734	1,651	1,873	3,322
Other research and development	744	600	1,391	1,108
	$3,991	$4,291	$7,900	$9,550

The lower research and development expenses incurred during the three and six months ended June 30, 2023 compared to the same period in 2022 were the result of decreased spending on OLINVYK post-approval clinical studies, TRV250 and TRV027, offset by increased spend to advance TRV045.

Total other income (expense), net

Total other income (expense), net for the three and six months ended June 30, 2023 were higher than the same periods in the prior year primarily attributable to the gain on the change in fair value of our liability classified warrants. The change in fair value was primarily driven by the change in our stock price during the three and six months ended June 30, 2023. The change in fair value of our warrants were offset by the $0.8 million increase in interest expense, net of interest income, and is attributable to the interest associated with our royalty financing obligation with R-Bridge.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $11.8 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At June 30, 2023, we had an accumulated deficit of $563.6 million, working capital of $24.8 million, cash and cash equivalents of $28.1 million, and restricted cash of $0.5 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $35.3 million of available capacity as of June 30, 2023, subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have decreased in the three and six months ended June 30, 2023 as compared to the same period in 2022 as a result of a reduction in full time employees and termination of our contract sales force agreement in 2022 and a decrease in spending on OLINVYK post-approval clinical studies. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $18.1 million and $30.2 million for the six months ended June 30, 2023 and 2022, respectively. We incurred net losses of $15.8 million and $31.4 million for those same periods.

Our success is dependent on the successful commercialization of OLINVYK, advancement of our other product candidates, and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of June 30, 2023 is sufficient to fund operations into 2024, but not for more than one year after the date of this filing, and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(18,124)	$(30,207)
Investing activities	(20)	(29,976)
Financing activities	6,501	14,449
Net decrease in cash, cash equivalents and restricted cash	$(11,643)	$(45,734)

Net cash used in operating activities

Net cash used in operating activities was $18.1 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $15.8 million net of the $1.7 million non-cash gain related to the change in fair value of our liability classified warrants, and changes in operating assets and liabilities of $3.2 million, partially offset by stock-based compensation of $1.5 million and depreciation expense of $0.2 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Net cash used in investing activities

Net cash used in investing activities was $20,000 for the six month ended June 30, 2023 due to capital expenditures related to cybersecurity and technology updates.

Net cash used in investing activities was $30.0 million for the six months ended June 30, 2022 due to purchases of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2023, which was primarily due to net proceeds of $6.5 million from the HCW ATM Program.

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

We believe that our cash and cash equivalents as of June 30, 2023, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize OLINVYK and our product candidates, if approved:
●	our ability to generate sales and other revenues from OLINVYK or any of our product candidates, for which we receive approval, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;
●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;
●	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
●	the number and development requirements of any other product candidates that we may pursue;
●	our ability to enter into collaborative agreements for the development and/or commercialization of OLINVYK or our product candidates, if approved;
●	the costs, timing, and outcome of any regulatory review of our product candidates, any future product candidates, and OLINVYK, in the United States and/or in territories outside the United States;
●	the costs and timing of commercializing OLINVYK, and any future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	any product liability or other lawsuits related to our product or us;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report.

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

We are required to maintain a minimum bid price of $1.00 per share. On April 21, 2023, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On May 30, 2023, we announced that we received notice from Nasdaq informing us that we had regained compliance with the Minimum Bid Price Rule by maintaining a share price of at least $1.00 per share for at least 10 consecutive business days.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Trevena, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 28, 2023, for the Company’s 2023 Annual Meeting of Stockholders.)

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2023 to June 30, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 14, 2023

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer