Form 10-Q
period 2023-09-30
TREVENA INC
filed 2023-11-14
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 13, 2023: 15,172,929

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report” and our most recent Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

You should refer to the “Risk Factors” section of this Quarterly Report, our Quarterly Reports for the periods ended March 31, 2023 and June 30, 2023, and our Annual Report for a discussion of important factors that may cause

ii

our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,952	$38,320
Accounts Receivable, net	179	—
Inventories	900	906
Prepaid expenses and other current assets	3,447	1,782
Total current assets	39,478	41,008
Restricted cash	540	1,960
Property and equipment, net	1,259	1,488
Right-of-use lease assets	3,813	4,224
Other assets	43	—
Total assets	$45,133	$48,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, net	$1,545	$2,372
Accrued expenses and other current liabilities	3,629	5,461
Lease liabilities	982	899
Total current liabilities	6,156	8,732
Loan payable, net	29,642	13,430
Leases, net of current portion	4,689	5,436
Warrant liability	1,097	5,483
Total liabilities	41,584	33,081
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 14,721,342 and 7,744,692 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15	8
Additional paid-in capital	575,067	563,362
Accumulated deficit	(571,533)	(547,772)
Accumulated other comprehensive income	—	1
Total stockholders’ equity	3,549	15,599
Total liabilities and stockholders’ equity	$45,133	$48,680

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$1	$(438)	$28	$(438)
License and royalty revenue	179	—	3,179	20
Total revenue	180	(438)	3,207	(418)
Operating expenses:
Cost of goods sold	175	2,368	389	2,791
Selling, general and administrative	4,572	7,683	15,799	29,003
Research and development	4,260	5,266	12,160	14,816
Total operating expenses	9,007	15,317	28,348	46,610
Loss from operations	(8,827)	(15,755)	(25,141)	(47,028)
Other income (expense):
Change in fair value of warrant liability	682	651	2,385	651
Other income, net	61	65	118	174
Interest income	377	127	989	246
Interest expense	(210)	(401)	(1,778)	(726)
(Loss) gain on foreign currency exchange	(13)	18	(34)	18
Foreign income tax expense	—	—	(300)	—
Total other income, net	897	460	1,380	363
Net Loss	(7,930)	(15,295)	(23,761)	(46,665)
Unrealized gain (loss) on marketable securities	—	32	—	(28)
Comprehensive loss	$(7,930)	$(15,263)	$(23,761)	$(46,693)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.57)	$(2.24)	$(2.03)	$(6.97)
Weighted average common shares outstanding, basic and diluted	13,964,301	6,829,013	11,728,842	6,691,061

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Stockholders' Equity
							Accumulated
	Common Stock		Preferred Stock				Other
	Number	$0.001	Number	$0.001	Additional		Comprehensive	Total
	of	Par	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2023	7,744,692	$8	—	$—	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	1,230,380	1	—	—	1,568	—	—	1,569
Net loss	—	—	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	8,975,072	$9	—	$—	$565,736	$(555,591)	$—	$10,154
Stock-based compensation expense	—	—	—	—	702	—	—	702
Issuance of common stock, net of issuance costs	4,116,039	4	—	—	6,500	—	—	6,504
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	2,028	—	—	—	—	—	—	—
Exercise of pre-funded warrants and related reclassification of warrant liability	619,000	1	—	—	433	—	—	434
Net loss	—	—	—	—	—	(8,012)	—	(8,012)
Balance, June 30, 2023	13,712,139	$14	—	$—	$573,371	$(563,603)	$—	$9,782
Stock-based compensation expense	—	—	—	—	689	—	—	689
Issuance of common stock, net of issuance costs	1,009,000	1	—	—	1,007	—	—	1,008
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	203	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,930)	—	(7,930)
Balance, September 30, 2023	14,721,342	$15	—	$—	$575,067	$(571,533)	$—	$3,549

	Stockholders' Equity
								Accumulated
	Common Stock		Preferred Stock					Other
	Number	$0.001	Number	$0.001	Additional			Comprehensive	Total
	of	Par	of	Par	Paid-in	Subscription	Accumulated	Income	Stockholders'
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	(Loss)	Equity
Balance, January 1, 2022	6,618,096	$7	—	$—	$558,724	$—	$(494,102)	$—	$64,629
Stock-based compensation expense	—	—	—	—	1,155	—	—	—	1,155
Net loss	—	—	—	—	—	—	(16,389)	—	(16,389)
Balance, March 31, 2022	6,618,096	$7	—	$—	$559,879	$—	$(510,491)	$—	$49,395
Stock-based compensation expense	—	—	—	—	1,008	—	—	—	1,008
Issuance of common stock warrants in connection with loan payable	—	—	—	—	603	—	—	—	603
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	6,441	—	—	—	—	(23)	—	—	(23)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(60)	(60)
Net loss	—	—	—	—	—	—	(14,981)	—	(14,981)
Balance, June 30, 2022	6,624,537	$7	—	$—	$561,490	$(23)	$(525,472)	$(60)	$35,942
Stock-based compensation expense	—	—	—	—	764	—	—	—	764
Issuance of Preferred Stock	—	—	2,000	397	—	—	—	—	397
Conversion of Preferred Stock to Common Stock	320,000	—	(2,000)	(397)	389	—	—	—	(8)
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	203	—	—	—	—	23	—	—	23
Unrealized loss on marketable securities	—	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	—	(15,295)	—	(15,295)
Balance, September 30, 2022	6,944,740	$7	—	$—	$562,643	$—	$(540,767)	$(28)	$21,855

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(23,761)	$(46,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	249	300
Stock-based compensation	2,197	2,927
Noncash interest expense on loan	1,004	230
Inventory valuation adjustment	—	2,070
Change in fair value of warrant liability	(2,385)	(651)
Returns reserve adjustment	—	383
Accretion of bond discount on marketable securities	—	(36)
Change in right-of-use asset	411	354
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,454)	1,628
Inventories	6	(503)
Operating lease liabilities	(656)	(552)
Accounts payable, accrued expenses and other liabilities	(2,661)	(298)
Net cash used in operating activities	(27,050)	(40,813)
Investing activities:
Purchases of property and equipment	(20)	(28)
Maturities of marketable securities	—	15,000
Purchases of marketable securities	—	(32,954)
Net cash used in investing activities	(20)	(17,982)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,513	—
Proceeds from exercise of pre-funded warrants	2	—
Finance lease payments	(8)	(4)
Proceeds from debt	14,775	13,906
Proceeds from issuance of convertible Series A and Series B preferred stock warrants, net of issuance costs	—	1,647
Net cash provided by financing activities	22,282	15,549
Net decrease in cash, cash equivalents and restricted cash	(4,788)	(43,246)
Cash, cash equivalents and restricted cash—beginning of period	40,280	68,234
Cash, cash equivalents and restricted cash—end of period	$35,492	$24,988
Supplemental disclosure of cash flow information:
Cash paid for interest	$801	$268
Allocation of loan payable proceeds to common stock warrants	$—	$603
Preferred stock proceeds allocated to warrant liability	$—	$(603)
Reclassification of warrant liability upon exercise of pre-funded warrants	$2,001	$—
Conversion of Series A and Series B preferred stock to common stock	$—	$396

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2023, the Company had an accumulated deficit of $571.5 million. The Company’s net loss was $23.8 million and $46.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2023 is not sufficient to fund operations for more than one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of September 30, 2023, its results of operations and its comprehensive loss for the three and nine months ended September 30, 2023 and 2022, its consolidated statements of stockholders’ equity for the period from January 1, 2023 to September 30, 2023 and for the period January 1, 2022 to September 30, 2022, and its consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair values, given their short-term nature. Additionally, at September 30, 2023, the Company believes the carrying value of the loan payable approximates its fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. Certain of the Company’s common stock warrants are carried at fair value, as disclosed in Note 3.

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

Distributor Chargebacks

When a product that is subject to a contractual price agreement is sold to a third party, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance for chargebacks as a reduction to revenue when the Company records sales of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed.

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

Product Returns

Generally, the Company’s customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date.  Since the Company did not have a history of OLINVYK returns when the product was launched, the Company estimated returns based on industry data for comparable products in the market. The Company does not currently rely on industry data in its analysis of returns reserve. As the Company sold OLINVYK and established historical sales over a longer period of time, the Company placed more reliance on historical purchasing, demand from hospitals and ambulatory surgical centers, return patterns of its customers and the amount of OLINVYK held by wholesalers, when evaluating reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,138	$3,138	$—	$—
Money Market Funds	31,814	31,814	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$35,492	$35,492	$—	$—
Liabilities:
Warrant Liability	1,097	—	—	1,097
Total liabilities measured and recorded at fair value	$1,097	$—	$—	$1,097

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$9,651	$9,651	$—	$—
Money Market Funds	28,669	28,669	—	—
Restricted Cash	1,960	1,960	—	—
Total assets measured and recorded at fair value	$40,280	$40,280	$—	$—
Liabilities:
Warrant Liability	5,483	—	—	5,483
Total liabilities measured and recorded at fair value	$5,483	$—	$—	$5,483
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2023.

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

Registered Direct Stock Offering and Concurrent Warrant Issuance

The fair value of the July 2022 Offering common stock warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	September 30,	December 31,
	2023	2022
Expected term of warrants (in years)	3.7	4.6
Risk-free interest rate	4.7%	4.0%
Expected volatility	124.8%	108.9%
Dividend yield	—%	—%

The following is a roll forward of the July 2022 Offering common stock warrant liability (in thousands):

Balance, December 31, 2022	$259
Change in fair value	(172)
Balance, September 30, 2023	$87

November 2022 Equity Offering and Warrant Issuance

The fair value of the November 2022 Offering common stock warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	September 30, 2023	December 31, 2022
Expected term of warrants (in years)	4.1	4.9
Risk-free interest rate	4.7%	4.0%
Expected volatility	127.4%	106.1%
Dividend yield	—%	—%

The following is a roll forward of the November 2022 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2022	$5,224
Change in fair value	(2,213)
Exercise of pre-funded common stock warrants	(2,001)
Balance, September 30, 2023	$1,010

Warrants

As of September 30, 2023, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
July 2022 Offering	Liability	320,000	$6.58	12/28/2027
November 2022 Offering	Liability	2,614,380	2.95	11/18/2027
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	11,014	31.25 - 265.48	1/29/2024 - 3/31/2027
		3,145,394

The Company classifies investments available to fund current operations as current assets on its balance sheet. As of September 30, 2023 and 2022, the Company did not hold any investment securities exceeding a one-year maturity.

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

Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$900	$3,111
Inventory Valuation Adjustment	—	(2,205)
Total Inventories	$900	$906

5. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary Trevena SPV2 LLC, entered into a royalty-based loan agreement (the “Loan Agreement”) with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023 and the Company elected to receive such proceeds.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

September 30,
2023
Principal and accreted interest	$31,107
Unamortized debt discount	(1,465)
Loans payable, net	$29,642

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. The interest reserve account was classified as restricted cash on the Company’s balance sheet at December 31, 2022. During the second quarter of 2023, the Company agreed to transfer the remaining funds, approximately $1.0 million, to R-Bridge to prepay future interest payments. As of September 30, 2023, there was $0.6 million of prepaid interest on the Company’s consolidated balance sheet that will be applied to future payments under the Loan Agreement.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At September 30, 2023, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the nine months ended September 30, 2023, the Company recognized interest expense of $1.8 million, of which $0.1 million pertained to the amortization of the debt discount.

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

6. Stock Compensation

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Research and development	$444	$672
Selling, general and administrative	1,753	2,257
Cost of goods sold	—	(2)
Total stock-based compensation	$2,197	$2,927

Stock Options

A summary of stock option activity and related information through September 30, 2023 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2022	351,709	$49.15	6.94
Granted	130,150	1.01
Forfeited/Cancelled	(51,060)	47.51
Balance, September 30, 2023	430,799	$34.80	7.12
Vested or expected to vest at September 30, 2023	430,799	$34.80	7.12
Exercisable at September 30, 2023	263,962	$48.18	5.87

The aggregate intrinsic value of options exercisable as of September 30, 2023 was zero, based on the difference between the Company’s closing stock price of $0.60 and the exercise price of each stock option. At September 30, 2023, there was $1.7 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining vesting period of 1.43 years.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2023 and 2022 was estimated at $0.82 and $8.88 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2023	2022
Expected term of options (in years)	5.7	5.7
Risk-free interest rate	3.9%	2.7%
Expected volatility	110.3%	98.0%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2022	366,777	$10.43
Granted	500,000	1.78
Vested	(3,025)	24.55
Forfeited/Cancelled	(82,792)	5.73
Non-vested at September 30, 2023	780,960	$7.90

For the nine months ended September 30, 2023, the Company recorded $1.1 million, in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of September 30, 2023, there was $2.6 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.10 years.

Shares Available for Future Grant

At September 30, 2023, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2023 Plan	Plan
Available at December 31, 2022	404,807	12,000
Authorized	1,287,958	—
Granted	(630,150)	—
Shares withheld for taxes not issued	794	—
Forfeited/Cancelled	133,852	—
Available at September 30, 2023	1,197,261	12,000

Shares Reserved for Future Issuance

At September 30, 2023, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	306,349
Stock options outstanding under 2023 Plan	116,450
Restricted stock units outstanding under 2013 Plan	780,960
Stock options outstanding under Inducement Plan	8,000
Warrants outstanding	3,145,394
Total shares of common stock reserved for future issuance	4,357,153

7. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc. (“Vanguard”) whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. On August 3, 2023, Vanguard exercised its second option to extend its sublease term. The Company and Vanguard agreed to further extend the sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s master lease term. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) in month 14 and thereafter of the sublease, $1.00 less than the base rent payable by the Company under its master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s consolidated statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$3,813	$4,224
Other current lease liabilities	973	890
Operating lease liabilities	4,679	5,419
Total operating lease liabilities	$5,652	$6,309

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(11)	(4)
Property and equipment, net	18	25
Other current lease liabilities	9	9
Other long-term liabilities	10	17
Total finance lease liabilities	$19	$26

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease costs:
Operating lease expense	$351	$330	$1,097	$993
Other income	(357)	(340)	(1,054)	(999)
Total operating lease costs	$(6)	$(10)	$43	$(6)

Finance lease costs:
Amortization of right-of-use assets	2	1	7	5
Total finance lease costs	$2	$1	$7	$5

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(288)	$(230)
Financing cash flows from finance leases	(8)	(4)

Operating lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2023 (October 1 - December 31)	360	3
2024	1,450	11
2025	1,474	7
2026	1,498	—
2027	1,523	—
2028 and beyond	640	—
Total minimum lease payments	$6,945	$21
Less: imputed interest	(1,293)	(2)
Lease liability	$5,652	$19

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2023 (October 1 - December 31)	287
2024	1,158
2025	1,178
2026	1,198
2027	1,166
2028	254
Total minimum lease payments	$5,241

Lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5	6
Finance leases	2	3
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the nine months ended September 30, 2023 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2023	$1	30	36
Adjustment related to prior period sales	—	4	(28)
Balance, September 30, 2023	$1	$34	$8

As of September 30, 2023, the Company has $27,000 outstanding accounts receivable and, as a result, the portion of the trade receivable allowance in excess of accounts receivable of $16,000 has been included with accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

9. License and Royalty Revenue

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August

2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. In May 2023, the Company received a milestone payment of $3.0 million (less applicable withholding taxes $0.3 million), that became payable by Nhwa upon regulatory approval of OLINVYK in China. The Company is eligible to receive up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. In the third quarter of 2023, Nhwa launched OLINVYK, recognized net product sales in China and reported royalties on those sales to the Company. This royalty is required to be used by the Company to repay its obligations under the Loan Agreement. As part of the license agreement with Nhwa, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

For the three and nine months ended September 30, 2023 and 2022, license and royalty revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pharmbio Korea Inc.	$—	$—	$—	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—	3,000	—
Total license revenues	$—	$—	$3,000	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	179	—	179	—
Total royalty revenues	$179	$—	$179	$—
Total license and royalty revenues	$179	$—	$3,179	$20

License revenue recorded for the nine months ended September 30, 2023 related to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License revenue for the nine months ended September 30, 2022 related to materials shipped to Pharmbio to support the development of oliceridine efforts in South Korea.

Royalty revenue recorded for the three and nine months ended September 30, 2023, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share calculation:
Net loss	$(7,930)	$(15,295)	$(23,761)	$(46,665)
Weighted average common shares outstanding	13,964,301	6,829,013	11,728,842	6,691,061
Net loss per share of common stock - basic and diluted	$(0.57)	$(2.24)	$(2.03)	$(6.97)

The following outstanding securities at September 30, 2023 and 2022 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2023	2022
Options outstanding	430,799	380,494
RSUs outstanding	780,960	190,244
Warrants outstanding	3,145,394	211,014
Total	4,357,153	781,752

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, establishing our intellectual property portfolio, and commercializing our lead product. We have financed our operations primarily through private placements and public offerings of our equity securities, debt borrowings and royalty-based financing. As of September 30, 2023, we had an accumulated deficit of $571.5 million. Our net loss was $23.8 million and $46.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and commercialize TRV045, TRV250, or TRV734.

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

Recent Developments

Carrie Bourdow, President and Chief Executive Officer, appointed as the new Chair of the Board, and Scott Braunstein, M.D. appointed as the Lead Independent Director of the Board

As disclosed by Form 8-K on November 9, 2023, Leon O. Moulder, Jr. informed us of his planned retirement from the Board effective as of December 31, 2023. In connection with his retirement, Mr. Moulder also resigned as Chairman of the Board, effective November 9, 2023. Mr. Moulder has confirmed to us that his departure is not the result of any disagreement with us on any matter relating to our operations, policies or practices.

In conjunction with Mr. Moulder’s resignation as Chairman of the Board, the Board appointed and approved Carrie Bourdow, our President and Chief Executive Officer, as the new Chair of the Board, and Scott Braunstein, M.D. as the Lead Independent Director of the Board effective as of November 9, 2023.

Receipt of $15.0 million Tranche from ex-US royalty based financing, triggered by first commercial sale of OLINVYK by Jiangsu Nhwa, our partner in China

On September 6, 2023, we announced receipt of a $15.0 million tranche under our non-dilutive ex-US royalty-based financing (the R-Bridge Financing). This tranche of funding was triggered by the first commercial sale of OLINVYK in China by Jiangsu Nhwa, our licensee in China. As part of the R-Bridge Financing, we may receive an additional $10.0 million upon achievement of either a commercial or financing milestone.

Favorable TRV045 Topline Safety and Tolerability Data from Proof-of-Concept Studies

On October 16, 2023, we announced favorable topline safety and tolerability data for the two Phase 1 proof-of-concept (POC) studies of TRV045, a novel sphingosine-1 phosphate receptor modulator selective for the S1P receptor subtype 1.

The Target Engagement POC study was a randomized, double-blind, placebo-controlled, single dose four-way cross-over study (n=25 subjects). Each subject received three different single doses of TRV045 (50mg, 150mg and 300mg) and placebo on four separate visits across the study duration.

The TMS POC study was a randomized, double-blind, placebo-controlled, multiple dose, two-way cross-over study (n=25 subjects). Each subject received one of two treatment sequences in random order: TRV045 at a dose of 250mg, followed by placebo; or placebo followed by 250mg of TRV045, each treatment sequence given once daily for four consecutive days.

There were no drug-related adverse events reported in either POC study, and no serious adverse events were reported in either POC study. Of the adverse events, 98% (102 of 104) were reported as mild in the Target Engagement POC study, and 99% (79 of 80) were reported as mild in the TMS POC study. The most common adverse events reported were headaches, somnolence, dizziness and fatigue.

In screening and follow-up physical exams (including ophthalmologic exams) there were no clinically significant observations. Laboratory results also showed no clinically significant reduction in total lymphocyte count, no clinically significant changes in heart rate or blood pressure, and no clinically significant changes in ECG interval measures (including no prolongation of PR or QTcF intervals).

This new safety and tolerability data in 50 subjects is generally consistent with, and further builds upon, the 89-subject data from the first-in-human study of TRV045 reported in November 2022. The data supports our belief that TRV045 has the potential to effectively target indications, such as neuropathic pain and epilepsy, without adverse events such as lymphopenia, bradycardia, pulmonary adverse events and ophthalmologic adverse events, which have been reported with other S1P receptor modulators.

As previously announced, TRV045 demonstrated a statistically significant, dose-dependent analgesic effect in capsaicin-induced model of neuropathic pain in the Target Engagement POC study. In the TMS POC study, TRV045 provided statistically significant evidence of CNS activity on day 4 as measured by EEG power spectral analysis. Data from both studies demonstrated CNS penetration and target engagement, as well as plasma exposures in the anticipated active dose range, supporting the therapeutic potential of TRV045.

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

Loan Payable

In April 2022, we entered into a Loan Agreement with R-Bridge, pursuant to which we may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million will become available upon the first commercial sale of OLINVYK in China. Under the relevant accounting guidance, the loan agreement has been accounted for as a debt instrument that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be paid to R-Bridge over the earlier of the (i) the life of the arrangement or (ii) the point in time in which the arrangement is eligible to be recognized as a sale of the license and satisfaction of all outstanding related debt obligations. As of December 31, 2022, the $15.0 million in borrowings would be capped at $30.0 million in repayments if we were unsuccessful in obtaining approval in

China. As of September 30, 2023 and as a result of receiving approval in China, the estimated repayments are no longer capped. The aggregate future estimated royalty and milestone payments, less the $30.0 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the loan agreement accordingly. Due to the significant judgments and factors related to the estimates of future payments under the loan agreement, there are significant uncertainties surrounding the amount and timing of future payments and the related interest expense we recognize. We record non-cash interest expense within our consolidated statements of operations over the term of the loan agreement.

Recent Accounting Pronouncements

See Note 2, included in Part 1, Item 1 of this Quarterly Report for information on recent accounting pronouncements.

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Revenue:
Product revenue	$1	$(438)	$439	$28	$(438)	$466
License and royalty revenue	179	—	179	3,179	20	3,159
Total revenue	180	(438)	618	3,207	(418)	3,625
Operating expenses:
Cost of goods sold	175	2,368	(2,193)	389	2,791	(2,402)
Selling, general and administrative	4,572	7,683	(3,111)	15,799	29,003	(13,204)
Research and development	4,260	5,266	(1,006)	12,160	14,816	(2,656)
Total operating expenses	9,007	15,317	(6,310)	28,348	46,610	(18,262)
Loss from operations	(8,827)	(15,755)	6,928	(25,141)	(47,028)	21,887
Other income (expense):
Change in fair value of warrant liability	682	651	31	2,385	651	1,734
Other income, net	61	65	(4)	118	174	(56)
Interest income	377	127	250	989	246	743
Interest expense	(210)	(401)	191	(1,778)	(726)	(1,052)
Gain (loss) on foreign currency transactions	(13)	18	(31)	(34)	18	(52)
Foreign income tax expense	—	—	—	(300)	—	(300)
Total other income, net	897	460	437	1,380	363	1,017
Net Loss	$(7,930)	$(15,295)	$7,365	$(23,761)	$(46,665)	$22,904
Unrealized loss on marketable securities	—	32	(32)	—	(28)	28
Comprehensive loss	$(7,930)	$(15,263)	$7,333	$(23,761)	$(46,693)	$22,932

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and nine months ended September 30, 2023, we recorded $1,000 and $28,000, respectively, in product revenue from the shipment of drug product to wholesalers. For the three and nine months ended September 30, 2022, product revenue includes a returns reserve adjustment of $0.4 million for expected returns from our wholesalers.

License and royalty revenue for the three months ended September 30, 2023 relates to royalties earned on OLINVYK sales by Nhwa in China. License and royalty revenue for the nine months ended September 30, 2023 relates to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License and royalty revenue recorded for the nine months ended September 30, 2022 related to materials shipped to Pharmbio to support the development of oliceridine efforts in South Korea.

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

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (ASCs) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Based on information from our wholesalers, sales from our wholesalers to hospitals and ASCs, which we refer to as commercial sell through, have occurred, at a low level, every quarter since our commercial launch in February 2021. Commercial sell through of OLINVYK from our wholesalers to hospitals and ASCs for the three and nine months ended September 30, 2023 were approximately $20,300 and $58,700 respectively. Commercial sell through from our wholesalers to hospitals and ASCs for the three months and nine months ended September 30, 2022 were approximately $7,600 and $24,700 respectively. While there is a general upward trend compared to the prior period, the overall level of these sales remains low and we cannot be certain that this trend will continue.

In our returns reserve analysis, we also consider feedback from our wholesalers, group purchasing organizations and users of OLINVYK, as well as additional factors such as new safety data, or clinical or health economic data for OLINVYK that may affect future adoption and sales trends. Examples include OLINVYK data we announced in April 2022 with respect to respiratory physiology, and in July 2022 with respect to cognitive function. More recently in July 2023, we also announced OLINVYK data with respect to reduced cost per admission for hospitals and reduced average length of hospital stay, for OLINVYK-treated patients compared to matched patients treated with other IV opioids. We also consider factors that may negatively affect sales of OLINVYK, such as the price of OLINVYK compared to conventional IV opioids, which are generally generic and available at a lower initial cost relative to OLINVYK. Other factors may include the public perception of opioids in general, as well as the FDA’s and HHS’ policy initiatives that may limit the promotion and marketing of opioids.

We incorporate these factors as we consider the need for any adjustment for slow-moving or obsolete product on a quarterly basis.

Gross product revenue, and adjustments applied to calculate net product revenue, are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Product revenue, gross	$10	$(51)	$44	$(51)
GTN Accruals
Chargebacks and cash discounts	(1)	—	(3)	—
Returns	(7)	—	(8)	—
Other rebates, discounts and adjustments	(1)	—	(5)	—
Total GTN Accruals	(9)	—	(16)	—
Product revenue	1	(51)	28	(51)
Adjustments to prior period accruals
Returns reserve	—	(383)	—	(383)
Other GTN accrual adjustments	—	(3)	—	(3)
Product revenue, net	$1	$(438)	$28	$(438)

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

We expensed the cost of producing validation batches of OLINVYK that we are using in the commercial launch as research and development expense prior to the regulatory approval and DEA scheduling of OLINVYK. As of September 30, 2023, we are no longer using the validation batches for shipment of drug product to wholesalers. We expect cost of sales to increase as we continue to sell from our finished goods inventory.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Cost of goods sold	$175	$2,368	-93%	$389	$2,791	-86%

Cost of goods sold decreased by $2.2 million and $2.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, due to a $2.2 million non-cash valuation adjustment for slow moving or obsolete inventory in 2022 and a reduction in indirect overhead costs. If future sales of OLINVYK do not materialize as anticipated, we may be required to further adjust the valuation of additional inventory.

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

Selling, general and administrative expenses for the three and nine months ended September 30, 2023 decreased by $3.1 million or 40%, as compared to the same period in 2022, and decreased by $13.2 million, or 46% for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily related to a reduction in full time employees, and termination of our contract sales force agreement in 2022 and a reduction in marketing expenses.

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

Research and development expenses decreased by $1.0 million, or 19%, for the three months ended September 30, 2023, as compared to the same period in 2022, and decreased by $2.7 million or 18%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
TRV045	$2,596	$2,621	$6,824	$4,537
OLINVYK	132	635	479	2,960
TRV250	26	—	2	579
TRV027	31	38	116	338
Personnel-related costs	758	1,279	2,631	4,600
Other research and development	717	693	2,108	1,802
	$4,260	$5,266	$12,160	$14,816

The lower research and development expenses incurred during the three and nine months ended September 30, 2023 compared to the same period in 2022 were the result of decreased spending on OLINVYK post-approval clinical studies, TRV250 and TRV027, offset by increased spend to advance TRV045.

Total other income (expense), net

Total other income (expense), net for the three months ended September 30, 2023 was higher than the same periods in the prior year primarily due to the $0.4 million increase in interest income, net of interest expense. Total other income (expense), net for the nine months ended September 30, 2023 was higher than the same periods in the prior year primarily attributable to the gain on the change in fair value of our liability classified warrants. The change in fair value was primarily driven by the change in our stock price during the nine months ended September 30, 2023. The change in fair value of our warrants were offset by the $0.3 million increase in interest expense, net of interest income, and is attributable to the interest associated with our royalty financing obligation with R-Bridge.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $11.9 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At September 30, 2023, we had an accumulated deficit of $571.5 million, working capital of $33.3 million, cash and cash equivalents of $35.0 million, and restricted cash of $0.5 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes the HCW ATM Program, of which there was approximately $34.3 million of available capacity as of September 30, 2023, subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. These expenses have decreased in the three and nine months ended September 30, 2023 as compared to the same period in 2022 as a result of a reduction in full time employees and termination of our contract sales force agreement in 2022 and a decrease in spending on OLINVYK post-approval clinical studies. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $27.1 million and $40.8 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred net losses of $23.8 million and $46.7 million for those same periods.

Our success is dependent on the successful commercialization of OLINVYK, advancement of our other product candidates, and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of September 30, 2023 is sufficient to fund operations into the third quarter of 2024, but not for more than one year after the date of this filing, and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 (in thousands):

	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(27,050)	$(40,813)
Investing activities	(20)	(17,982)
Financing activities	22,282	15,549
Net decrease in cash, cash equivalents and restricted cash	$(4,788)	$(43,246)

Net cash used in operating activities

Net cash used in operating activities was $27.1 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $23.8 million net of the $2.4 million non-cash gain related to the change in fair value of our liability classified warrants, and changes in operating assets and liabilities of $4.8 million, partially offset by stock-based compensation of $2.2 million, noncash interest expense on our loan of $1.0 million and depreciation expense of $0.2 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $40.8 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $46.7 million net of the $0.7 million non-cash gain related to the change in fair value of our liability classified warrants, partially offset by stock-based compensation of $2.9 million, a non-cash inventory reserve of $2.1 million, a non-cash returns reserve of $0.4 million, and depreciation expense of $0.3 million. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in investing activities

Net cash used in investing activities was $20,000 for the nine months ended September 30, 2023 due to capital expenditures related to cybersecurity and technology updates.

Net cash used in investing activities was $18.0 million for the nine months ended September 30, 2022 due to purchases of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $22.3 million for the nine months ended September 30, 2023, which was due to $14.8 million of net proceeds from the Loan Agreement and $7.5 million from the HCW ATM Program.

Net cash provided by financing activities was $15.5 million for the nine months ended September 30, 2022, which was due to proceeds from the Loan Agreement.

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

We believe that our cash and cash equivalents as of September 30, 2023, together with interest thereon, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024, but not for more than one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to commercialize OLINVYK and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report.

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

There have been no material changes to our risk factors disclosed in our Annual Report for the year ended December 31, 2022, as updated by the risk factors in our Quarterly Reports for the periods ended March 31, 2023 and June 30, 2023, with the exception of the following risk factors. The risk factors disclosed in our Annual Report for the year ended December 31, 2023 and Quarterly Reports for the periods ended March 31, 2023 and June 30, 2023 are incorporated herein by reference.

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

We are required to maintain a minimum bid price of $1.00 per share. On September 1, 2023, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was afforded an initial period of 180 calendar days, or until February 28, 2024, to regain compliance with the Minimum Bid Price Rule.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2023 to September 30, 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 14, 2023

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Chief Financial Officer