Form 10-K
period 2023-12-31
TREVENA INC
filed 2024-04-01
CIK 1429560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.0 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market LLC on June 30, 2023. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2023.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2024 was 18,321,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include, among other things, statements about:

●	our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
●	success in retaining, or changes required in, our officers, key employees or directors;
●	our sales of OLINVYK and our ability to successfully commercialize other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates, if approved;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;
●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties; and
●	our ability to satisfy all applicable Nasdaq continued listing requirements.

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

Our product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration, or FDA, in August 2020. We initiated commercial launch of OLINVYK in the first quarter of 2021. OLINVYK is an opioid agonist for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. OLINVYK is the first new chemical entity, or NCE, in this intravenous, or IV, drug class in decades and it offers a differentiated profile that addresses significant unmet needs in the acute pain management landscape. OLINVYK delivers IV opioid efficacy with a rapid 1-3 minute median onset of action. In addition, OLINVYK requires no dosage adjustments in patients with renal impairment, a large patient population with significant medical complications. The U.S. Drug Enforcement Administration, or DEA, has classified oliceridine as a Schedule II controlled substance.

In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK. Potential alternatives that may be explored or evaluated include, but are not limited to, a sale, license, or divestiture of OLINVYK. There can be no assurance regarding the schedule for completion of the strategic review process, that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed.

Using our proprietary product platform, we also have identified and are developing the following product candidates:

●	TRV045: TRV045 is our novel sphingosine-1-phosphate, or S1P, receptor modulator that may offer a new, non-opioid approach to managing chronic pain, as well as for treating epilepsy and seizure disorders. TRV045 has also demonstrated an anti-inflammatory effect in nonclinical studies that may have broad potential application in CNS disorders, autoimmune disease and inflammatory disease. TRV045 targets the S1P subtype 1 receptor and data suggests that TRV045 may effectively reverse neuropathic pain and reduce seizure risk without the immune-suppressing activity, or lymphopenia, observed with currently approved therapeutics targeting S1P receptors.

In September 2023 we announced positive data from two clinical proof-of-concept studies. TRV045 demonstrated statistically significant analgesic effect in a capsaicin-induced model of neuropathic pain. TRV045 also demonstrated a statistically significant evidence of CNS activity as measured by resting state EEG power spectral analysis in a transcranial magnetic stimulation, or TMS, study. Subjects in both studies were enrolled outside of the United States, and the studies were not conducted under the Investigational New Drug Application for TRV045.

TRV045 was well tolerated in these proof-of-concept studies, with no drug-related adverse events and no serious adverse events reported. In addition, no drug-related lymphopenia, bradycardia, or change in blood pressure, adverse events generally observed with currently approved therapeutics targeting S1P receptors, were reported.

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

Our Product and Pipeline

OLINVYK ® (oliceridine) injection

OLINVYK is a G-protein biased MOR ligand approved for acute pain in adults that is severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. It is an NCE with a novel mechanism of action.

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

OLINVYK VOLITION Post-Approval Study

In 2023, we announced OLINVYK data from the VOLITION study, a 203-patient, real world, open-label, multi-site study led by clinical outcomes research experts from Cleveland Clinic and Wake Forest Baptist Health Medical Center. OLINVYK was dosed as the first-line analgesic during post-operative care, with a 1.5mg loading dose of OLINVYK at surgical closure, and 0.35mg to 0.5mg of OLINVYK, as needed, administered with a PCA device, with a 6-minute lockout period. Additional boluses (≤1 mg) of OLINVYK were available if needed as soon as 15 minutes after the initial 1.5 mg loading dose.

OLINVYK demonstrated a 22.8% respiratory compromise, defined as any one of five pre-specified respiratory events over 48 hours of continuous monitoring. As with all opioids, serious, life-threatening, or fatal respiratory depression may occur in patients treated with OLINVYK, as indicated in the boxed warning. OLINVYK also demonstrated a 52.2% GI complete response rate, defined as no vomiting and no antiemetic use throughout the post-operative period. Over 90% of OLINVYK-treated patients reported feeling “alert and calm” from the morning of the first post-operative day and at every observation point thereafter, based on the Richmond Agitation-Sedation Scale, and 3.9% of OLINVYK-treated patients exhibited symptoms suggesting delirium at any point in the 48-hour post-operative period, based on the validated 3D-CAM screening tool. Sedation is an established risk of opioids including OLINVYK.

OLINVYK ARTEMIS Post-Approval Electronic Medical Records Study

In 2023, we also announced OLINVYK data from the ARTEMIS electronic medical records, or EMR, analysis that compared the health outcomes of VOLITION study patients with a matched population of patients, who underwent similar surgical procedures but were treated with other IV opioids, at the same institutions and during the same general time period as VOLITION. Matching was conducted with a greedy matching algorithm, using a propensity scoring method with eight different demographic and clinical characteristics including age, sex, type and duration of surgery, measures of overall surgical and medical morbidity, and type of hospital insurance.

OLINVYK-treated patients (n=201) had a $8,756 (19%) reduction in average cost per admission (p<0.0001) and 1.4-day (20%) reduction in average overall hospital length of stay (p<0.0001) compared to matched patients (n=982) treated with other IV opioids. Based on the data we have to date, there was not a statistically significant difference in the average duration of time in the post-anesthesia care unit (PACU) between OLINVYK-treated and matched patients.

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

Competition

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. OLINVYK competes with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. IV opioid analgesics are limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK competes against, or is used in combination with, IV acetaminophen; EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; ZYNRELEF® (bupivacaine and meloxicam) marketed by Heron Therapeutics, Inc; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by Alora Pharmaceuticals, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by INNOCOLL Biotherapeutic. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

We also are aware of a number of products in mid- and late-stage clinical development that are aimed at improving the treatment of moderate-to-severe acute pain and may compete with OLINVYK. Avenue Therapeutics, Inc. is developing an IV version of generic opioid tramadol for moderate-to-severe acute pain.

Intellectual property

We wholly own the OLINVYK patent portfolio, including six issued U.S. patents (U.S. Patent Nos. 8,835,488; 9,309,234; 9,642,842; 9,849,119;11,077,098; and 11,931,350), which claim, among other things, OLINVYK, compositions comprising OLINVYK, and methods of using OLINVYK. The issued patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions, and any U.S. patent to issue in the future is also expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Macau, Israel, Japan, India, South Korea, and New Zealand, which claim, among other things, OLINVYK, compositions comprising OLINVYK and methods of making or using OLINVYK. We have patent applications pending in the United States, Europe and Japan. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions. Following the FDA approval of OLINVYK, the FDA has added four issued U.S. patents to the Orange Book of Approved Drug Products with Therapeutic Equivalence Evaluations (U.S. Patent Nos. 8,835,488, 9,309,234, 9,642,842, and 11,077,098) and we expect the FDA to add a fifth patent (U.S. Patent No. 11,931,350) in the coming months. In addition, the Company has filed Patent Term Extension applications with the United States Patent and Trademark Office that could extend the life of one of the patents until 2034. Finally, the FDA has designated OLINVYK as an NCE in the Orange Book and it will therefore receive the exclusivity and protections afforded to NCE’s.

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

Target Engagement, Neuropathic Pain Proof-of-Concept Study

In September 2023, we announced data from our Target Engagement proof-of-concept study in a validated model of neuropathic pain. The study was a randomized, double-blind, placebo-controlled, single dose four-way cross-over study (n=25 subjects) designed to evaluate evidence of target engagement for TRV045, using a select battery of pharmacodynamic outcomes. The study used the validated PainCart® set of analgesic tests to evaluate potential central and peripheral nervous system effects and to provide insight into the potential anti-inflammatory actions of TRV045. Each subject received three different single doses of TRV045 (50mg, 150mg and 300mg) and placebo on four separate visits across the study duration. Plasma exposures of TRV045 in this study were comparable to levels seen in the previously reported Phase 1, FIH study and reached the anticipated targeted active dose range.

TRV045 demonstrated a statistically significant, dose-dependent reduction in mechanical allodynia following topical capsaicin application at 150mg and 300mg v. placebo. Allodynia was assessed by cutaneous pain sensation upon mechanical stimulation with Von Frey hair filaments, a validated model of neuropathic pain. The difference was measured for each dose of TRV045 compared to placebo as the change from baseline in both the secondary area of allodynic sensation and the total area of allodynia across 10 hours following the dose of study medication. The change from baseline in painful surface area at the final 10 hour timepoint is shown below, along with the associated P-values for each treatment difference across the entire 10 hour period of observation. Differences were evident for both the 150mg and 300mg doses beginning at hour 2 and continuing through the entire period of study observation at hour 10.

Outcome	Treatment	Change from Baseline in Painful Surface Area at Final 10 Hour Timepoint (mm2)*	P-Value for Overall Treatment Difference v Placebo
Total Allodynic Area (mm2)	Placebo	-67.19	—
	TRV045 50mg	-211.61	0.1844
	TRV045 150mg	-389.45	0.0002
	TRV045 300mg	-731.78	0.0001

Secondary Allodynic Area (mm2)	Placebo	-15.79	—
	TRV045 50mg	-54.98	0.5313
	TRV045 150mg	-186.14	0.0022
	TRV045 300mg	-393.05	0.0023

* Least squares (LS) mean change from baseline

TRV045 further demonstrated a dose-dependent trend in change from baseline in the cold pressor test, and also demonstrated trends in reduction to heat pain detection threshold on both unexposed and capsaicin-treated forearm skin, on heat pain detection threshold on unexposed skin on the upper back, and pain tolerance in the electrical burst stimulation test, though these endpoints did not achieve statistical significance. TRV045 did not show a statistically significant difference or trend compared to placebo in other pain modalities.

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

TMS Proof-of-Concept Study.

In September 2023, we also announced data from our transcranial magnetic stimulation, or TMS, proof-of-concept study for epilepsy. The TMS study was a randomized, double-blind, placebo-controlled, multiple dose, two-way cross-over study (n=25 subjects) designed to evaluate the pharmacodynamic effects of TRV045 (250mg) on cortical excitability in healthy male adults, using both EEG and EMG to measure the impact of TRV045 on the electrical excitation of the brain. The goal of the study was to provide further insight into TRV045 CNS target engagement and mechanism of action for the potential treatment of epilepsy and other CNS disorders. Each subject received one of two treatment sequences in random order: TRV045 at a dose of 250mg, followed by placebo; or placebo followed by 250mg of TRV045, each treatment sequence given once daily for four consecutive days. Plasma exposures of TRV045 in this study were comparable to levels seen in the previously reported Phase 1, FIH study and reached the anticipated targeted active dose range.

Among the EEG-related endpoints measured in the study, resting state EEG obtained before and after administration of TRV045, demonstrated statistically significant increases in the power spectral density on Day 4 in several of the middle to higher frequency bands including alpha, beta and gamma waves. The changes in alpha waves are generally considered to be associated with conscious arousal and alertness, while beta waves are thought to be associated with GABA-mediated inhibitory cortical neurotransmission, and gamma waves are generally associated with cognitive processing, learning and memory. Alpha waves demonstrated this statistically significant increase in power in the frontal region (P=0.0164), as well as both left parietal (P=0.0047), and right parietal (P=0.0418) regions. This statistically significant increase in power was observed in the frontal region for beta waves (P=0.0235) and gamma waves (P=0.0343).

With respect to slow brain waves, which are generally associated with sedation or sleep, TRV045 showed a statistically significant decrease in the delta brain waves on Day 4 in the right parietal region (P=0.0432), and no significant difference in theta brain waves at any of the three observed regions.

Among the EMG-related endpoints measured in the study, TRV045 demonstrated evidence of reduction in cortical excitability, as measured by change in peak motor-evoked potential (MEP) amplitude, on Day 1 comparable in magnitude to the reduction in cortical excitability reported in similar test conditions in the same laboratory for approved anti-epileptic drugs, though this result did not achieve statistical significance. There was no difference in mean peak MEP amplitude on Day 4, and no difference in resting motor threshold (RMT) on Day 1 or Day 4 or other EMG-related endpoints.

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

Subjects in both studies were enrolled outside of the United States, and the studies were not conducted under the Investigational New Drug Application for TRV045.

TMS Proof-of-Concept Studies – Safety and Tolerability

There were no drug-related adverse events and no serious adverse events were reported in either proof-of-cponcept study. Of the adverse events, 98% (102 of 104) were reported as mild in the Target Engagement study, and 99% (79 of 80) were reported as mild in the TMS study. The most common adverse events reported were headaches, somnolence, dizziness and fatigue.

In screening and follow-up physical exams, including ophthalmologic exams, there were no clinically significant observations. Laboratory results also showed no clinically significant reduction in total lymphocyte count, no clinically significant changes in heart rate or blood pressure, and no clinically significant changes in ECG interval measures (including no prolongation of PR or QTcF intervals).

This safety and tolerability data in 50 subjects is generally consistent with, and further builds upon, the 89-subject data from the first-in-human study of TRV045 reported in November 2022. The data supports the Company’s belief that TRV045 has the potential to effectively target indications, such as neuropathic pain and epilepsy, without adverse events such as lymphopenia, bradycardia, pulmonary adverse events and ophthalmologic adverse events, which have been reported with other S1P receptor modulators.

Intellectual Property

We wholly own the S1P patent portfolio, including one pending provisional application, two issued U.S. patents (U.S. Patent Nos. 11,912,693 and 11,884,655) claiming S1P receptor modulators and/or methods of making or using the same. We also have issued patents in Japan, India, Israel, and South Africa, and pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Hong Kong, Russia, United Arab Emirates, Mexico, and New Zealand. The applications are directed to, amongst other things, compounds that modulate the S1P receptor and methods of making or using these compounds, including methods of treating pain, epilepsy, mood disorders, anxiety disorders, and trauma-and stressor-related disorders. Patents that could issue in the future from the national phase applications would be expected to expire no earlier than 2038 subject to any disclaimers or extensions.

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

Intellectual property

We wholly own the TRV734 patent portfolio, including two issued U.S. patents (U.S. Patent Nos. 9,044,469 and 10,588,898) claiming TRV734, other compounds and/or methods of making or using the same. These patents are expected to expire no earlier than 2032, subject to any disclaimers or extensions. We also have issued patents in Australia, Brazil, Canada, China, Europe, Eurasia, Hong Kong, Macau, Israel, Japan, India, South Korea, and New Zealand claiming TRV734, other compounds and/or methods of making or using the same. We also have patent applications pending in the United States, Europe, and Japan. The issued patents and patents that could issue in the future from these allowed or pending applications outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

One of the two issued U.S. patents (U.S. Patent No. 10,588,898) also claims, among other things, methods of using TRV734 or compositions comprising TRV734 for treating drug abuse. We also have issued patents in Brazil, Canada, Israel, Japan, and South Korea, which claim, among other things, methods of using TRV734 or compositions comprising TRV734 for treating drug abuse. The issued patent (U.S. Patent No. 10,588,898) is expected to expire no earlier than 2032. The issued patents outside the United States are expected to expire no earlier than 2032, subject to any disclaimers or extensions.

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

Commercialization

We launched the customer-facing elements of our commercial team in the first quarter of 2021 with Syneos Health, a contract sales organization, to assist in the sourcing, training and deployment of a range of customer-facing roles. In 2022, we transitioned to an in-house U.S. commercial team. In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK. Nowithstanding our reduction of commercial support for OLINVYK, we will continue to comply with all regulatory requirements, including post-marketing surveillance and reporting obligations.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas during the year and across years, and the DEA has substantial discretion in whether or not to make such adjustments. Our contract development and manufacturing organizations (CDMO’s) quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay or refusal by the DEA in establishing our CDMO’s quota for controlled substances could delay or stop our clinical trials or product launches, or impact the ability to fill orders of approved products such as OLINVYK.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Individual states also regulate controlled substances, and we and our CDMO’s will be subject to state regulation with respect to the distribution of controlled substance products.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2023, we had 23 employees, all of whom were located in the United States. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK. Following this realignment of resources, as well as other changes, as of the date of this annual report we had 18 employees, all of whom were located in the United States.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of the date of this annual report.

Name	Age	Position
Carrie L. Bourdow	61	President, Chief Executive Officer and Chair of the Board
Mark A Demitrack, M.D.	66	Senior Vice President and Chief Medical Officer
Robert T. Yoder	58	Senior Vice President, Chief Business Officer and Head of Commercial Operations
Barry Shin	52	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Patricia Drake	58	Senior Vice President and Chief Commercial Officer

Carrie L. Bourdow

Ms. Bourdow has served as the President and Chief Executive Officer of our Company and member of our Board of Directors since October 2018 and as Chair of our Board of Directors since November 2023. Prior to her role as Chief Executive Officer, Ms. Bourdow joined our company as our Chief Commercial Officer in May 2015 and was appointed Executive Vice President and Chief Operating Officer in January 2018. From May 2013 to May 2015, she was Vice President of Marketing at Cubist Pharmaceuticals, Inc. Prior to joining Cubist in 2013, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Ms. Bourdow previously served as a member of the Board of Directors of Nabriva Therapeutics plc, a biopharmaceutical company, from June 2027 until July 2023 and she has served as a member of the Board of Directors of Sesen Bio, a biopharmaceutical company, from February 2020 until March 2023. Ms. Bourdow earned her B.A. from Hendrix College and her M.B.A. from Southern Illinois University.

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

Robert T. Yoder

Mr. Yoder was appointed Senior Vice President, Chief Business Officer and Head of Commercial Operations in November 2021. Prior to this role, he served as Senior Vice President and Chief Commercial Officer since December 2018. He joined our company as Vice President of Commercial Operations and Sales in June 2018. Prior to this, he served as Senior Vice President and Head of Global Commercial Operations, Alliance Management and IT at Orexigen Therapeutics, Inc., a biopharmaceutical company, from March 2015 to June 2018. While at Orexigen, Mr. Yoder built the commercial infrastructure with a focus on innovative, efficient, and effective business process and architecture. Additionally, he led external business development efforts that delivered 11 partnership deals spanning 67 countries. Prior to joining Orexigen, Mr. Yoder spent 28 years at Merck & Co., where he held various roles of increasing responsibility across global business operations and commercial functions. In several of these roles, he was responsible for oversight and execution of large-scale initiatives including integration following acquisitions and led a range of organizational design and corporate change initiatives. Mr. Yoder received his B.S. degree in biology from Dickinson College and earned an M.B.A. from Emory University.

Barry Shin

Mr. Shin has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of our company since February 2024. Prior to this role, he served as Senior Vice President and Chief Financial Officer since June 2019. Mr Shin joined our company with extensive investment banking experience advising biopharmaceutical companies through financing and merger and acquisition, or M&A, transactions. He was Managing Director in the Healthcare Investment Banking Group at Mizuho Securities from May 2017 until he joined the Company. Prior to joining Mizuho Securities, he was a Managing Director in the Healthcare Investment Banking Group of Guggenheim Securities from May 2012 to May 2017. From February 2005 to May 2012, he served in the Healthcare Investment Banking Group of Piper Jaffray. From September 2001 to February 2005, he advised healthcare and technology companies in financing and M&A transactions as a corporate attorney. Mr. Shin received a B.Sc. and joint J.D. / M.B.A. from the University of Toronto.

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

Summary of Risk Factors

●	We may not be successful in identifying and implementing any strategic transaction for OLINVYK and any strategic transactions that we may consummate in the future could have negative consequences.
●	If we successfully consummate any transaction from our strategic assessment, including, but not limited to, a sale, divestiture of assets and/or licensing of OLINVYK, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
●	If a strategic transaction for OLINVYK is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amoubt of cash that will need to be reserved for commitments and contingent liabilities.
●	We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the Company’s business and insurance coverage may not be sufficient to cover all costs and damages.
●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	Our prospects are highly dependent on sales of OLINVYK and the successful commercialization of our other product candidates. To the extent we are unable to successfully complete development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

●	We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and may not be able to continue as a going concern.
●	If we are unable to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, including the minimum bid price requirement and minimum stockholders’ equity requirement, Nasdaq could delist our common stock.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	OLINVYK or any of our other product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
●	We could face legal or regulatory actions related to the sales, marketing and promotion of OLINVYK to healthcare professionals and healthcare institutions.
●	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
●	If we are not able to obtain, or if there are delays in obtaining regulatory approval of our product candidates, we will not be able to market our product candidates at all, and our ability to generate revenue will be materially impaired.
●	OLINVYK has been classified as a Schedule II controlled substance, and the making, use, sale, importation, exportation and distribution of controlled substances are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies which may make the successful commercialization and market acceptance more difficult.
●	We are early in our development efforts and have only one product, OLINVYK, for which we have received marketing approval from the FDA. If sales of OLINVYK are unsuccessful, or if we are unable to complete development and commercialize any of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Nonclinical and clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.
●	We rely, and expect to continue to rely, on third parties to conduct our nonclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or complying with applicable regulatory requirements.
●	We contract with third parties for the manufacture of commercial supply of OLIVNYK and for clinical supply of our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLIVNYK or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or sales efforts.

●	Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	In the future, we expect to expand our development, regulatory, manufacturing, sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.
●	We are subject to certain terms and restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.
●	We maintain significant inventories of OLINVYK, and in 2023 and 2022 we recorded an inventory valuation adjustment, primarily for slow-moving or obsolete inventory related to OLINVYK, as well as an increase in returns reserve from our wholesalers.

Risks Related to our Strategic Review Process

We may not be successful in identifying and implementing any strategic transaction for OLINVYK and any strategic transactions that we may consummate in the future could have negative consequences.

In April 2024, we announced that we are undertaking a review of strategic alternatives for OLINVYK focused on maximizing stockholder value, including, but not limited to, sale, out-license, divestiture of assets, in-licensing, discontinuation of US commercial sales or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, a sale, divestiture of assets and/or licensing of OLINVYK, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future stockholder value in the platform we may elect to pursue. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction for OLINVYK, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives for OLINVYK, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain key employees of our company or any acquired business; and
●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. The strategic review process is supported by our deep and broad experience at the board, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and, should we resume development, our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $40.3 million and $53.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $588.1 million. To date, we have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. We have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and clinical trials. In August 2020, the FDA granted approval for OLIVNYK as a treatment in the United States for the management of acute pain in adults severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. We have not generated significant revenue from the sale of OLINVYK, and in April 2024, we announced the reduction of commercial support for OLINVYK. We have suspended marketing and product development efforts with respect to OLINVYK as we evaluate potential strategic and financing alternatives for Trevena. We will continue to sell OLINVYK through our existing sales and distribution channels, but we may not be successful in generating additional sales of OLINVYK.

We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase if we:

●	are unable to identify strategic alternatives for commercializng OLINVYK or our other product candidates in the United States;
●	build out our sales, marketing and distribution capabilities and scale up external manufacturing capabilities to commercialize any product candidates that we choose not to license to a third party and for which we may obtain regulatory approval;
●	conduct clinical trials for our other product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	seek to identify additional product candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	hire additional sales, marketing, medical, clinical and scientific personnel; and
●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must succeed in raising substantial additional funding for the Company and developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing nonclinical testing and clinical trials of our product candidates, identifying additional product candidates, potentially entering into collaboration and license agreements, obtaining regulatory approval for product candidates, and manufacturing, marketing, and selling OLINVYK and any products or product candidates for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities and have not begun others. We may never succeed in these activities and, even if we do, our future profitability will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our products in those markets.

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

Our prospects are highly dependent on the sales of OLINVYK and the successful commercialization of our other product candidates. To the extent we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if delays in doing so, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

Our future success and ability to generate significant revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates. Even if clinical trials are completed, we may experience other issues that may delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. Our product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that such product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure stockholders that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

We will need substantial additional funding, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and may not be able to continue as a going concern.

As of December 31, 2023, we had cash and cash equivalents of $33.0 million and restricted cash of $0.5 million. Based upon our current operating plan, we believe that our available cash and cash equivalents will not be sufficient to fund our planned operations and capital expenditure requirements for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern. Although we plan and budget funding for our operations, it is possible that we may have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect to incur significant expenses in connection with our current operations. Furthermore, we will continue to incur costs associated with operating as a public company and hiring personnel, as needed. Accordingly, we will need to obtain substantial additional funding for these efforts; we would seek to obtain this funding through the sale of equity, the incurrence of debt, and/or other sources, including potential collaborations. Ultimately, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If we fail to raise additional capital or enter into such arrangements as, and when, needed, we could be forced to:

●	significantly delay, scale back, or discontinue our operations, development programs, and/or any current or future commercialization efforts;
●	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
●	seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
●	may be unable to continue as a going concern and could cease operations altogether.

The extent of our future capital requirements will depend on many factors, including:

●	our ability to find strategic alternatives for commercializing OLINVYK in the United States;
●	the scope, progress, results and costs of nonclinical development, laboratory testing, and clinical trials for our product candidates, including TRV045 and TRV734;
●	the number and development requirements of other product candidates that we pursue;
●	the costs, timing, and outcome of regulatory review of any product candidates, both in the United States and in territories outside the United States;
●	the costs and timing of any future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to enter into collaborative agreements for the development and commercialization of our product candidates;
●	any product liability or other lawsuits related to our products or operations;
●	the expenses needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, both in the United States and in territories outside of the United States; and
●	the impact of any future epidemics and pandemics.

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

Our ability to generate commercial revenue from sales of OLINVYK is unproven, and we do not expect our product candidates to be commercially available for the foreseeable future, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Furthermore, a systemic failure of the banking system in the United States or globally may result in a situation in which we lose our deposits, or access to our deposits, and are unable to obtain financing from other sources which could materially and adversely affect our business and financial condition.

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

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2018 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2018 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three year period, the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $226.5 million that could be limited if we have experienced, or if in the future we experience, an ownership change.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

An indirect subsidiary (“SPV2”), entered into a royalty-based loan agreement, or the Loan Agreement, with R-Bridge Investment, Four Pte. Ltd., or R-Bridge, pursuant to which we may incur up to $40.0 million of indebtedness. The repayment of all borrowings, interest and other related payments under the Loan Agreement are secured by the Chinese intellectual property related to OLINVYK and associated with our license agreement with Nhwa, and deposit accounts established to hold any amounts received by SPV2 that are required to be used to repay amounts in accordance with the Loan Agreement. Our ability to make any royalty payments from U.S. sales as further provided in the Loan Agreement depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated profit from product sales. We expect to continue to incur losses from our infrastructure and personnel to support our commercialization and product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to make capital expenditures necessary to general royalty payments. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. If SPV2 fails to satisfy its debt obligations under the Loan Agreement, it could result in an event of default and, as a result, R-Bridge could accelerate all of its rights and remedies under the Loan Agreement including, but not limited to, foreclosing on the Chinese intellectual property that secures the indebtedness. See Note 7 – Loans Payable to the financial statements included in Part II of this Annual Report on Form 10-K for a more specific description of the Loan Agreement.

We may not satisfy the milestones or conditions set forth in our Loan Agreement with R-Bridge in order to draw down additional funding on our royalty-based loan.

The second tranche of term loans (the “Second Tranche”) under our Loan Agreement with R-Bridge, in an amount up to $10.0 million, may only be drawn, subject to the achievement of either a commercial or financing milestone as set forth in the Loan Agreement. We believe the gross proceeds from the private placement in December 2023, in addition to other Permitted Financing, as such term is defined in the Loan Agreement, may satisfy the conditions for us to receive the Second Tranche under the Loan Agreement. However, there can be no assurance when, or if, we will receive the funds under the Second Tranche. Without the achievement of the required commercial or financing milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the Second Tranche. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed, and we may be required to seek out alternative financing sources which, if available, may have less favorable terms.

We are subject to certain restrictive covenants pursuant to the Loan Agreement which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of our intellectual property. The Loan Agreement also contains certain customary negative covenants, related to us or SPV2: entering certain fundamental transactions; issuing dividends and distributions (other than certain exceptions, including distributing the loan proceeds to us); incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to our license agreement relating to OLINVYK with our partner in China, Jiangsu Nhwa Pharmaceutical Co. Ltd, or Nhwa.; and permitting any additional liens on the collateral provided to R-Bridge under the Loan Agreement. As a result, the Loan Agreement may limit our ability to pursue strategic alternatives and react to changes in our business. Our and SPV2’s failure to observe or breach these covenants could result in an event of default and, as a result, R-Bridge could accelerate all of the amounts then due by SPV2 under the Loan Agreement, including a premium in certain cases, or otherwise give R-Bridge certain rights over us or SPV2, which would have an adverse effect on our business. In addition, R-Bridge could seek to enforce its respective security interests in certain assets.

We maintain significant inventories of OLINVYK, and in 2023 and 2022 we recorded an inventory valuation adjustment, primarily for slow-moving or obsolete inventory related to OLINVYK, as well as an increase in returns reserve from our wholesalers.

We maintain significant inventories of OLINVYK and evaluate these inventories on a periodic basis for potential slow-moving or obsolete amounts on hand. During 2023, we recognized an inventory valuation adjustment of $0.9 million for OLINVYK inventories of hand, due to uncertainty of commercial activities and future expected OLINVYK sales. During 2023, we also recorded a $0.1 million returns reserve adjustment for OLINVYK to account for expected returns from our wholesalers. The inventory valuation adjustment and returns reserve adjustment were based upon our analysis of current OLINVYK inventory on hand and at our wholesalers, and the remaining shelf-life, in relation to our projected demand for the product.

Inventories are fully reserved as of December 31, 2023 and no additional inventory manufacturing is planned.

Risks Related to Ownership of Our Common Stock

The trading price of the shares of our common stock has been and may continue to be volatile, and you may not be able to resell some or all of your shares at a desired price.

Since our common stock commenced trading in January 2014, our stock price has been highly volatile, with closing stock prices ranging from a high of $339.25 per share to a low of $0.41 per share.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	sales of OLIVNYK for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate;
●	the status and cost of our post-marketing commitments for OLIVNYK;
●	actual or anticipated variations in our operating results;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	the timing and results of our clinical trials for any of our product candidates;
●	the status and cost of development and commercialization of our other product candidates;
●	failure or discontinuation of any of our development programs;
●	conditions or trends in our industry;
●	changes in the structure of healthcare payment systems;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	recruitment or departure of key personnel;
●	announcements and expectations of additional financing efforts;
●	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;
●	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
●	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest; and
●	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

In accordance with Nasdaq Marketplace Rule 5810 (c) (3)(A), the Company was afforded an initial period of 180 calendar days, or until February 28, 2024, to regain compliance with the Minimum Bid Price Rule. On March 1, 2024, the Company received a letter from Nasdaq stating that the Company has not regained compliance with the Minimum Bid Price Rule and is not currently eligible for a second 180-day extension period because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market. The Nasdaq letter noted that unless the Company timely requests an appeal of this determination to the Nasdaq Hearings Panel (the “Panel”), the Company’s common stock will be scheduled for delisting from The Nasdaq Capital Market. On March 5, 2024, the Company submitted a request for a hearing to appeal Nasdaq’s delisting determination. In response to the Company’s request for a hearing, on March 5, 2024, the Company received a letter from Nasdaq granting the Company’s request for a hearing on appeal and staying the delisting action noted in Nasdaq’s letter pending a final decision by the Panel and the expiration of any additional extension period granted by the Panel following the hearing. The Panel hearing is scheduled for May 2, 2024, at 10:00 a.m. via video conference.

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

Risks Related to the Development and Commercialization of Our Product Candidates

OLINVYK or any of our product candidates for which we obtain approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

OLINVYK or any of our product candidates for which we obtain approval may fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If OLINVYK or our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not attain profitability. The degree of market acceptance of OLINVYK and our product candidates for which we obtain approval will depend on a number of factors, including:

●	the efficacy, safety, cost and potential advantages compared to alternative treatments;
●	the timing of market introduction, as well as competitive products;
●	our ability to offer the product for sale profitably and at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of sales, marketing, and distribution support;
●	the availability of third-party payor coverage and adequate reimbursement;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
●	publicity concerning our products or competing products and treatments;

●	FDA’s, DEA’s and HHS’s policy initiatives regarding opioids, including enforcement focused on the inappropriate promotion and marketing of opioids;
●	the public perception of opioids in general and the ongoing opioid crisis;
●	the clinical indications for which the product is approved; and
●	any restrictions on the use of our products, both on their own and together with other medications.

We cannot assure you that OLINVYK or any product candidates for which we obtain regulatory approval in the future will achieve market acceptance among physicians, patients, patient advocacy groups, third-party payors or others in the medical community necessary for commercial success. Any failure by OLINVYK or our product candidates that obtain regulatory approval to achieve market acceptance or commercial success could materially adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

OLINVYK is approved for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are not adequate. OLINVYK competes with generic IV opioid analgesics, such as morphine, hydromorphone and fentanyl. IV opioid analgesics are limited by well-known adverse side effects, such as respiratory depression, nausea, vomiting, constipation, and post-operative ileus, which can be exacerbated by the way these molecules are metabolized or cleared. OLINVYK competes against, or is used in combination with, IV acetaminophen; EXPAREL® (liposomal bupivacaine), marketed by Pacira Pharmaceuticals, Inc.; ZYNRELEF® (bupivacaine and meloxicam) marketed by Heron Therapeutics, Inc; CALDOLOR® (IV ibuprofen), marketed by Cumberland Pharmaceuticals; DSUVIA™ (sublingual sufentanil) marketed by Alora Pharmaceuticals, Inc.; XARACOLL™ (bupivacaine HCL) implant, marketed by Innocoll Holdings plc; and POSIMIR® (bupivacaine solution) marketed by INNOCOLL Biotherapeutic. Together with generic versions of IV NSAIDs such as ketorolac and acetaminophen, and generic versions of local anesthetics such as bupivacaine, these non-opioid analgesics are currently used in combination with opioids in the multimodal management of moderate-to-severe acute pain.

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

OLINVYK or any product candidates for which we are able to obtain regulatory approval in the future may become subject to unfavorable pricing regulations, third-party payor coverage and reimbursement policies, or healthcare reform initiatives.

Our ability to sell OLINVYK or commercialize any of our other product candidates, if approved, successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In addition, for hospital products, a private health insurer or Medicare will typically reimburse a fixed fee for certain procedures, including in‑patient surgeries. Pharmaceutical products such as OLINVYK that may be used in connection with the surgery generally will not be separately reimbursed and, therefore, a hospital would have to assess the cost of OLINVYK relative to its benefits. Current or future efforts to limit the level of reimbursement for in‑patient hospital procedures could cause a hospital to decide not to use OLINVYK.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications or procedures. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement for a product or procedure may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to seek to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully sell OLINVYK or commercialize any of our other product candidates for which marketing approval is obtained.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit sales of OLINVYK or the development or commercialization of our product candidates.

We face an inherent risk of product liability exposure as a result of the commercial sales of OLINVYK in the United States, the testing of our product candidates in human clinical trials, and the commercialization of such product candidates, if approved. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. For example, we may be sued if OLINVYK or any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

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

We currently maintain product liability insurance coverage at levels which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance as we conduct additional clinical trials for our product candidates. We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive, and in the future may be difficult to obtain for our product and product candidates. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, financial condition, results of operations and prospects.

Concerns around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, impact our ability to generate significant revenues from OLINVYK or any of our other product candidates and may adversely impact external investor perceptions of our business.

Prescription drug abuse and the diversion of opioids is a growing concern and has been referred to as an “opioid crisis” in the United States. Law enforcement and regulatory agencies applied policies that seek to limit the availability or use of opioids. Such efforts may inhibit sales of OLINVYK or our ability to successfully commercialize our product candidates for which we obtain marketing approval. Aggressive enforcement and unfavorable publicity regarding the use or misuse of opioids, including litigation or regulatory activity regarding sales or marketing of opioids, could have a material adverse effect on our business or reputation. Furthermore, a number of governmental entities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. These efforts could reduce the potential size of the market for OLINVYK, decrease the revenues we are able to generate from its sale and adversely impact external investor perceptions of our business.

Many state legislatures and the federal government have enacted legislation intended to reduce opioid abuse. In addition, the FDA, DEA, CDC and HHS each have initiatives to address opioid-related overdose, death and dependence. While these initiatives are generally focused on prescribing oral opioids in an outpatient settings, some of these initiatives, and any legislation or regulations resulting from these initiatives, may apply to all opioid drugs, including those like OLINVYK that are administered through an IV in a hospital setting. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements.

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

Failure to obtain marketing approval in international jurisdictions would prevent OLINVYK or our product candidates from being marketed abroad.

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

OLINVYK and any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

OLINVYK and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post‑approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post‑marketing information and reports, registration, and listing requirements, current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

Even though the FDA has granted approval of OLINVYK, the scope and terms of the approval may limit the ability to generate substantial sales revenues from OLINVYK either on our own or with a partner. The FDA has approved OLINVYK only for use in adults for the management of acute pain severe enough to require an intravenous opioid analgesic and for whom alternative treatments are inadequate. The label for OLINVYK also contains a “boxed” warning about addiction, abuse, misuse, life-threatening respiratory depression, neonatal opioid withdrawal syndrome, and risks from concomitant use with benzodiazepines or other central nervous system depressants. This “boxed” warning may discourage physicians from prescribing OLINVYK to patients.

In addition, later discovery of previously unknown adverse events or other problems with OLINVYK or our other product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	the need to generate additional clinical data in order to provide information to the FDA to sufficiently address any future concerns for OLINVYK or our product candidates for which we may obtain regulatory approval;
●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters, untitled letters, or Form 483s;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Risks Related to the Discovery and Development of Our Product Candidates

We have only one product, OLINVYK, for which we received marketing approval from the FDA. If we are unable to find a commercial partner for OLINVYK, or if we are unable to complete development of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have only one product, OLINVYK, for which we have received marketing approval by the FDA. To this point, we have invested substantially all of our efforts and financial resources in the identification and development of biased ligands. Our ability to generate product revenue may depend heavily on the successful ability to find a commercial partner of OLINVYK and the development and commercialization, if approved, of our other product candidates. The success of OLINVYK and our development-stage product candidates will depend on several factors, including the following:

●	successful completion of nonclinical studies and clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	obtaining, maintaining, and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
●	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our product candidates, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage of our products and adequate reimbursement; and
●	maintaining a continued acceptable safety profile of our products following approval.

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

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in any jurisdiction until they receive the requisite marketing approval from the applicable regulatory authorities of such jurisdictions. To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. The approval process is typically lengthy and expensive, and approval is never certain. Our receipt of regulatory approval in the United States for OLINVYK does not mean that we will be successful in obtaining regulatory approval for our other product candidates.

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

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

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

These factors can be exacerbated by other situations, such as our inability to enroll a sufficient number of patients for our clinical trials which would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Additionally, if we or others later identify undesirable side effects caused by OLINVYK or one or more of our product candidates for which we may obtain marketing approval, a number of potentially significant negative consequences could result, including:

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

One element of our strategy has been to expand our pipeline of therapeutics based on biased ligands and advance these product candidates through clinical development for the treatment of a variety of indications. Although we continue to assess the future development of our pipeline, without internal discovery research capabilities, we will need to expand our pipeline through other means, including, for example, by in-licensing product candidates for further development. We may not be able to identify, acquire, and develop product candidates that are safe and effective. Even if we are successful in continuing to expand our pipeline, the potential product candidates that we identify or in-license may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop, receive regulatory approval and commercialize product candidates, we will not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

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

In the future, we may conduct a substantial portion of our clinical trials outside of the United States and we may seek to market our product candidates for which we obtain approval outside of the United States. We are thus subject to risks associated with doing business outside of the United States. We may choose to partner with third parties that have direct sales forces and established distribution systems, in lieu of our own sales force and distribution systems, which would indirectly expose us to these risks. Our business and financial results in the future could be adversely affected due to a variety of factors associated with conducting development and marketing of our product candidates, if approved, outside of the United States, including:

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

We have limited capabilities for product development, sales, marketing, and distribution. As a result, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. For example, we entered into license agreements with partners in South Korea and China in 2018 whereby these parties will develop, seek regulatory approval for, and, if successful, commercialize OLINVYK. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

We rely on third parties, such as contract research organizations, clinical research organizations, clinical data management organizations, medical institutions, and clinical investigators to conduct our nonclinical studies and clinical trials for our product candidates. The agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities. Some of these third parties may experience shutdowns or other disruptions due to future pandemics, including, but not limited to, the ability to adequately staff a project or effectively and expeditiously enroll patients in a clinical study, and therefore may be unable to provide the level of service that we received in the past.

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

We contract with third parties for the manufacture of commercial supply of OLINVYK and for clinical and nonclinical supply of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OLINVYK or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We have no internal manufacturing capabilities and do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of commercial supply of OLINVYK and the manufacture of supply of our product candidates for nonclinical and clinical testing, as well as for commercial manufacture, if any of such product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of OLINVYK or our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

OLINVYK and any product candidates that we may commercialize, if approved, may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying, qualifying, and obtaining applicable regulatory approval(s) of any replacement manufacturers.

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

Our business could be impacted by sanctions imposed on WuXi

Certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited (“WuXi Apptec”), and WuXi Apptec’s affiliate XenoBiotics Laboratories, Inc. (“XenoBiotics,” together with WuXi Apptec “Wuxi”) and companies that do business with WuXi. WuXi is our primary manufacturer and supplier of an important starting material for the active pharmaceutical ingredient for OLINVYK. WuXi is also in the process of running certain toxicology and bioanalytic studies associated with TRV045. We, and the pharmaceutical industry generally, depend on China-based partners such as WuXi for integral chemical synthesis, reagents, starting materials, and ingredients. Sanctions against WuXi, and the impact that such sanctions could have on its business, could negatively impact our ability to manufacture the starting material for the active pharmaceutical ingredient for OLINVYK and could cause delays, disruptions and cost increases to our toxicology and bioanalytic studies for TRV045.

Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.

We currently rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of our product candidates for which we may obtain regulatory approval. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our nonclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates, if approved, would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. For our fiscal year ended December 31, 2023, we are obligated to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404(a) of the Sarbanes-Oxley Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We have leveraged the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. We provide ongoing training to our employees to identify and understand the risks from cybersecurity threats, Further, we follow a formal, documented process to assess the data protection practices of certain third-party vendors.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
●	an outsourced security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training for our employees, incident response personnel, and senior management. This includes mandatory computer-based training, internal communications, and regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.

In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), our outsourced security team has a written incident response plan outlining how to address cybersecurity events that occur. We have assigned a team comprised of finance and technology personnel to review the plan annually to serve as a framework for the execution of responsibilities across businesses and operational roles. The incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties.

 In addition to the cybersecurity incident response plan, our outsourced team conducts tabletop exercises to enhance our incident response preparedness. They also have processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. Such processes include conducting due diligence and risk assessment of our current and potential vendors that examine such vendor’s cybersecurity protocols and adherence to applicable regulations.

 We also maintain business continuity and disaster recovery plans to prepare for and respond to the potential for any disruption in the technology we rely on. Additionally, we maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Based on the information available as of the date of this Annual Report, we have no reason to believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “Risks Related to Cybersecurity, Data Privacy and IT Systems,” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Our Senior Vice President, Chief Business Officer and Head of Commercial Operations is responsible for the strategic leadership and direction of our cybersecurity program. The Senior Vice President, Chief Business Officer and Head of Commercial Operations has nearly 10 years of experience overseeing information technology activities.

Our audit committee has oversight over cybersecurity risks. Our management provides periodic presentations to the audit committee on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable. The audit committee provides updates regarding our cybersecurity program to the board of directors when material.

ITEM 2. PROPERTIES

Our principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where we currently lease approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, we entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. On August 3, 2023, Vanguard exercised its second option to extend its sublease term. The Company and Vanguard agreed to further extend the sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s master lease term. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable per square foot to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease, (ii) $1.00 less during months 14 through 109 of the sublease and (iii) in month 110 through 116 of the sublease, $16.50 less than the base rent per square foot payable by us under our master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to us all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Management believes our office facilities are adequate to support our operations at their current levels and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “TRVN.” On March 28, 2024, there were 5 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2023 in transactions that were not registered under the Securities Act.

ITEM 6. Selected Financial Data.

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

In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK. Potential alternatives that may be explored or evaluated include, but are not limited to, a sale, license or divestiture of OLINVYK. There can be no assurance regarding the schedule for completion of the strategic review process, that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of December 31, 2023, we had an accumulated deficit of $588.1 million. Our net loss was $40.3 million and $53.7 million for the years ended December 31, 2023 and 2022, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and successfully commercialize TRV045 or TRV734.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to make OLINVYK available for purchase by customers and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Results of Special General Meeting

On March 21, 2024, the Special Meeting of Stockholders (the “Special Meeting”) was convened at 8:30 a.m. Eastern Time.  The Special Meeting was adjourned without any business being conducted due to lack of the required quorum.  This adjournment will allow additional time for our stockholders to vote on the proposals set forth in the definitive proxy statement filed with the U.S. Securities and Exchange Commission on February 20, 2024 (the “Proxy Statement”).  The Special Meeting will reconvene on April 19, 2024, at 8:30 a.m. ET, to be held virtually at www.virtualshareholdermeeting.com/TRVN2024SM. During the current adjournment, we will continue to solicit votes from our stockholders with respect to the proposals set forth in the Proxy Statement.  Only stockholders of record, as of the record date of February 9, 2024, are entitled to and are being requested to vote at the Special Meeting, either in person or by proxy. Proxies previously submitted in respect of the Special Meeting will be voted at the adjourned Special Meeting unless properly revoked, and stockholders who have previously submitted a proxy or otherwise voted need not take any action.

R-Bridge Financing

In April 2022, an indirect subsidiary (“SPV2”) entered into the Loan Agreement with R-Bridge, pursuant to which we may be eligible to receive up to $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings were to be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million (the “Second Tranche”) was to become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million was advanced in September 2023 upon the first commercial sale of OLINVYK in China.

In December 2023, we notified R-Bridge that we believed we had satisfied the conditions for the Second Tranche based on the achievement of the specified cumulative financing milestone. We are in discussions with R-Bridge with respect to the Second Tranche. However, there can be no assurance when, or if, we will receive the funds under the Second Tranche.

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

Our significant accounting policies are more fully described in the notes to our audited financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Product Revenue

We account for product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). We perform the following five steps to recognize revenue under ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when we believe that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer.

We sell OLINVYK to wholesalers in the US (collectively, “customers”). These customers subsequently resell our products generally to hospitals, ambulatory surgical centers and other purchasers of OLINVYK. We recognize revenue from OLINVYK sales at the point customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration which is described below.

Variable Consideration

We include an estimate of variable consideration in our transaction price at the time of sale when control of the product transfers to the customer. Variable consideration includes distributor chargebacks, prompt payment (cash) discounts, distribution service fees and product returns.

We assess whether or not an estimate of our variable consideration is constrained based on the probability that a significant reversal in the amount of cumulative revenue may occur in the future when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may vary from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known.

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

Product Returns

Generally, our customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date. We do not currently rely on industry data in our analysis of returns reserve. As we sold OLINVYK and established historical sales over a longer period of time (i.e., two to three years), we placed more reliance on historical purchasing, demand from hospitals and ambulatory surgical centers, return patterns of our customers and the amount of OLINVYK held by wholesalers, when evaluating our reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

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

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

At December 31, 2023, we have one stock-based compensation plan from which we are actively making grants of stock-based awards, which is more fully described in Note 8 to the financial statements included in Part II of this Annual Report on Form 10-K. We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees.

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

Loan Payable

In April 2022, an indirect subsidiary (“SPV2”) entered into a Loan Agreement with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings, or the R-Bridge Financing. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million was received in August 2023 upon the first commercial sale of OLINVYK in China. Under the relevant accounting guidance, the loan agreement has been accounted for as a debt instrument that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be paid to R-Bridge. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the loan agreement accordingly. Due to the significant judgments and factors related to the estimates of future payments under the loan agreement, there are significant uncertainties surrounding the amount and timing of future payments and the related interest expense we recognize. We record non-cash interest expense within our consolidated statements of operations over the term of the loan agreement.

Recent Accounting Pronouncements

None.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

(in thousands, except per share data)

	Year Ended
	December 31,
	2023	2022	Change
Revenue:
Product revenue	$(54)	$(438)	$384
License and royalty revenue	3,179	20	3,159
Total revenue	3,125	(418)	3,543
Operating expenses:
Cost of goods sold	1,670	3,018	(1,348)
Selling, general and administrative	20,410	34,728	(14,318)
Research and development	16,333	18,211	(1,878)
Total operating expenses	38,413	55,957	(17,544)
Loss from operations	(35,288)	(56,375)	21,087
Other income (expense):
Change in fair value of warrant liability	2,126	11,180	(9,054)
Other income, net	(4,522)	(7,681)	3,159
Interest income	1,398	451	947
Interest expense	(3,644)	(1,256)	(2,388)
Gain (loss) on foreign currency transactions	(41)	11	(52)
Foreign income tax expense	(318)	—	(318)
Total other income (expense), net	(5,001)	2,705	(7,706)
Net Loss	$(40,289)	$(53,670)	$13,381
Unrealized loss on marketable securities	—	1	(1)
Comprehensive loss	$(40,289)	$(53,669)	$13,380

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the year ended December 31, 2023 and 2022, product revenue includes a return adjustment of $0.1 million and $0.4 million respectively for expected returns from our wholesalers. In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK.

As noted, in 2022 we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers. This adjustment was due, in part, to feedback we received in October 2022 from one of our wholesalers indicating that the wholesaler intended to return a significant portion of its supply of OLINVYK. As a result, we evaluated our returns reserves and updated our estimates to reflect this expected return, as well as potential increased probability of returns from our other wholesalers. In the fourth quarter of 2023, we recorded a returns adjustment of $0.1 million for expected returns from our wholesalers. This adjustment was due, in part, on our evaluation of historical purchasing trends, the remaining expiry period of inventory held by our wholesalers and the potential increase in the probability of returns from our wholesalers.

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (ASCs) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Based on information from our wholesalers, sales from our wholesalers to hospitals and ASCs, which we refer to as commercial sell through, have occurred, at a low level, every quarter since our commercial launch in February 2021. Commercial sell through of OLINVYK from our wholesalers to hospitals and ASCs for the year ended December 31, 2023 was approximately $82,000. Commercial sell through from our wholesalers to hospitals and ASCs for the year ended December 31, 2022 was approximately $35,800. While there is a general upward trend compared to the prior period, the overall level of these sales remains low and we do not expect this trend will continue as we reduce commercial support for OLINVYK.

In our returns reserve analysis, we also consider feedback from our wholesalers, group purchasing organizations and users of OLINVYK, as well as additional factors such as new safety data, or clinical or health economic data for OLINVYK that may affect future adoption and sales trends. Examples include OLINVYK data we announced in April 2022 with respect to respiratory physiology, and in July 2022 with respect to cognitive function. More recently in July 2023, we also announced OLINVYK data with respect to reduced cost per admission for hospitals and reduced average length of hospital stay, for OLINVYK-treated patients compared to matched patients treated with other IV opioids. We also consider factors that may negatively affect sales of OLINVYK, such as the price of OLINVYK compared to conventional IV opioids, which are generally generic and available at a lower initial cost relative to OLINVYK, and our reduction in commercial support for OLINVYK that we announced in April 2024. Other factors may include the public perception of opioids in general, as well as the FDA’s and HHS’ policy initiatives that may limit the promotion and marketing of opioids.

We incorporate these factors as we consider the need for any adjustment for slow-moving or obsolete product on a quarterly basis.

License and royalty revenue for the year ended December 31, 2023 relates to royalties earned on OLINVYK sales by Nhwa in China and the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License and royalty revenue recorded for the year ended December 31, 2022 related to materials shipped to Pharmbio to support the development of oliceridine efforts in South Korea.

Gross product revenue, and adjustments applied to calculate net product revenue, are set forth below (in thousands):

	Year Ended
	December 31,
	2023	2022

Product revenue, gross	$58	$(50)
GTN Accruals
Chargebacks and cash discounts	(6)	—
Returns	(8)	—
Other rebates, discounts and adjustments	(6)	(1)
Total GTN Accruals	(20)	(1)
Product revenue	38	(51)
Adjustments to prior period accruals
Returns reserve	(153)	(383)
Other GTN accrual adjustments	61	(4)
Product revenue, net	$(54)	$(438)

Cost of goods sold

Cost of goods sold for product revenue includes product costs, third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022	% Increase (Decrease)
Cost of goods sold	$1,670	$3,018	-45%

Cost of goods sold decreased by $1.3 million, or 45% for the year ended December 31, 2023 compared to the same period in 2022, primarily due to a $0.9 million and $2.1 million non-cash valuation adjustment recoded in 2023 and 2022, respectively, for slow-moving or obsolete inventory due to the uncertainty of commercial activities and future expected OLINVYK sales.

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

Selling, general and administrative expenses decreased by $14.3 million, or 41%, for the year ended December 31, 2023 compared to the same period in 2022, primarily related to a reduction in full time employees, a reduction in marketing activities and termination in early 2022 of our contract sales force agreement.

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

Research and development expenses decreased by $1.9 million, or 10% in 2023 as compared to 2022. The following table summarizes our research and development expenses (in thousands):

	Year Ended
	December 31,
	2023	2022
TRV045	$9,472	$6,130
OLINVYK	610	3,230
TRV250	11	612
TRV027	127	409
Personnel-related costs	3,384	5,518
Other research and development	2,729	2,312
	$16,333	$18,211

The decrease in research and development expenses during the year ended December 31, 2023 was primarily driven by increased spend to advance TRV045 offset by decreased spend on OLINVYK post-approval clinical studies in respiratory physiology, cognitive function and gastrointestinal tolerability, lower personnel costs and decreased spending on TRV027 and TRV250.

Change in Fair Value Warrant Liability

Total Change in Fair Value Warrant Liability decreased by $9.1 million, or 81%, during the year ended December 31, 2023 compared to the same period in 2022, primarily due to a $9.1 million gain on the change in fair value of our liability classified warrants in 2022 and $4.6 million of expense in 2023 for issuances of inducement warrants associated with the December Financing.

Interest Expense

Interest expense increased $2.4 million, or 190%, during the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase in interest expense related to the debt issuance associated with our royalty financing obligation with R-Bridge.

Other income, net

Other income, net, increased $3.2 million, or 41% during the year ended December 31, 2023 compared to the same period in 2022, primarily due to the recording of $7.0 million for the excess fair value of warrant liabilities over the proceeds received in connection with the Company’s equity offerings in July 2022 and November 2022.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $12.1 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At December 31, 2023, we had an accumulated deficit of $588.1 million, working capital of $27.7 million, cash and cash equivalents of $33.0 million and restricted cash of $0.5 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes our at-the-market (“ATM”) program with H.C Wainwright & Co., LLC. (“HCW”) (“ HCW ATM Program”), of which there was approximately $33.7 million of available capacity as of December 31, 2023.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. We anticipate these expenses to decrease in 2024 as we reduce commercial support of OLINVYK, while we continue to make OLINVYK available for purchase by customers and continue to advance our other product candidates. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $33.0 million and $51.5 million for the years ended December 31, 2023 and 2022, respectively. We incurred net losses of $40.3 million and $53.7 million for those same periods.

Our success is dependent on finding a commercial partner for OLINVYK and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of December 31, 2023 is not sufficient to fund operations for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows (in thousands):

	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(33,035)	$(51,477)
Investing activities	(41)	18
Financing activities	26,311	23,505
Net decrease in cash, cash equivalents and restricted cash	$(6,765)	$(27,954)

Net cash used in operating activities

Net cash used in operating activities was $33.0 million for the year ended December 31, 2023 as compared to $51.5 million for the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023 includes a $40.3 million net loss as compared to $53.7 million for the prior period. The net loss was $13.4 million lower due to a $14.3 million decrease in selling, general and administrative expenses from the reduction of OLINVYK commercial activities and field-based headcount, lower cost of goods sold of $1.3 million due to a lower non-cash inventory reserve adjustment, and lower research and development costs of $1.9 million, as well as $3.0 million in license revenue.

Net cash (used in) provided by investing activities

Net cash used in investing activities was less than $0.1 million for the year ended December 31, 2023, primarily related to capital expenditures related to cybersecurity and technology updates.

Net cash provided by financing activities

Net cash provided by financing activities was $26.3 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to net proceeds of $14.8 million from debt issuance upon the first commercial sale of OLINVYK in China per the royalty-based loan agreement, net proceeds of $8.1 million from the HCW ATM Program, and $3.5 million from the December 2023 equity offering.

Net cash provided by financing activities was $23.5 million for the year ended December 31, 2022 primarily due to net proceeds of $13.9 million from debt issuance, and $9.7 million from the July 2022 and November 2022 equity offerings and issuance of warrants.

Leases

The Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor in Chesterbrook Pennsylvania. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. On August 3, 2023, Vanguard exercised its second option to extend its sublease term. The Company and Vanguard agreed to further extend the sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s master lease term. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable per square foot to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease, (ii) $1.00 less during months 14 through 109 of the sublease and (iii) in month 110 through 116 of the sublease, $16.50 less than the base rent per square foot payable by us under our master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. In 2024, we expect to pay approximately $1.4 million for our operating lease obligations. Future rent streams of $1.2 million to be collected in less than one year and $3.5 million to be collected between one and three years are not offset against operating lease obligations. See “Item 8 – Financial Statements and Supplementary Data – Note 9 – Commitments and Contingencies” in Part II of this Form 10-K for information about our operating lease obligations, including maturities of such obligations.

R-Bridge Financing

In April 2022, our wholly-owned subsidiary Trevena SPV2 LLC (“SPV2”) entered into a royalty-based loan agreement (the “Loan Agreement”) pursuant to which we may be eligible to receive up to $40.0 million in term loan borrowings. Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023 and the Company elected to receive such proceeds.

In December 2023, we notified R-Bridge that we believed that we had satisfied the conditions for the second tranche of $10 million based on the achievement of the financing milestone. We are in discussions with R-Bridge with respect to the second tranche. However, there can be no assurance when, or if, we will receive the second tranche.

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from our license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. This interest reserve account was classified as restricted cash in our consolidated balance sheet at December 31, 2022. During the second quarter of 2023, the Company agreed to transfer the remaining funds, approximately $1.0 million, to R-Bridge to prepay future interest payments.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At December 31, 2023, there were no events of default pursuant to the Loan Agreement and we were in compliance with all covenants.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the year ended December 31, 2023, the

Company recognized interest expense of $3.6 million, of which $0.1 million pertained to the amortization of the debt discount.

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

Capital Raise

On December 28, 2023, we closed an offering for the issuance and sale of 2,779,906 shares of common stock (or pre-funded warrants in lieu thereof) of the Company and warrants to purchase up to an aggregate of 2,779,906 shares of common stock of the Company, at a purchase price of $0.70 per share (or pre-funded warrant in lieu thereof) and associated warrant in a private placement, for gross proceeds to the Company of approximately $1.9 million (the “private placement”).

Pursuant to a previously announced definitive agreement with respect to the immediate exercise for cash of certain existing warrants to purchase up to an aggregate of 2,934,380 shares of common stock issued in July 2022 and November 2022, the holder of such warrants exercised such warrants for cash at a reduced exercise price of $0.70 per share, in exchange for unregistered warrants to purchase up to 5,868,760 shares of common stock (the “induced warrant exercise” and, collectively with the private placement, the “offerings”).

The warrants issued in the offerings have an exercise price of $0.70 per share, will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon exercise of such warrants and will expire five years thereafter.

The aggregate gross proceeds to the Company from the offerings were approximately $4 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the offerings for general corporate and working capital purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to make OLINVYK available for purchase by customers, and continue to develop TRV045. Over the next twelve months, we anticipate that our total operating expenses will decrease compared to the previous twelve months.

We believe that our cash and cash equivalents as of December 31, 2023, together with interest thereon, will not be sufficient to fund our operating expenses and capital expenditure requirements for one year after the date of this filing and as a result, there is substantial doubt about our ability to continue as a going concern through the year from the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to support our operations and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

Ultimately, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

●	our ability to successfully find a commercial partner for OLINVYK and commercialize our other product candidates;
●	our ability to generate sales and other revenues from OLINVYK or any of our other product candidates, once approved, including setting an acceptable price for and obtaining adequate coverage and hospital formulary acceptance of such products;
●	the size and growth potential of the markets for OLINVYK and our ability to serve those markets;
●	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
●	the number and development requirements of any other product candidates that we may pursue;
●	our ability to enter into collaborative agreements for the development and/or commercialization of our product candidates, including for OLINVYK;
●	the costs, timing, and outcome of any regulatory review of OLINVYK and any future product candidates, both in the United States and in territories outside the United States;
●	the costs, timing, and extent of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	any product liability or other lawsuits related to our products or us;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the United States and in territories outside the United States.

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

Our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on the assessments of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Trevena, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trevena, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loan Payable
Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company, through a subsidiary, entered into a loan agreement with R-Bridge Investment Four Pte. Ltd. (R-Bridge) in April 2022. Pursuant to the loan agreement, the Company received gross proceeds of $30 million in exchange for the obligation to make principal and interest payments to R-Bridge based on a percentage of net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd. on sales of OLINVYK in China.

The Company recorded borrowings under the loan agreement on the consolidated balance sheet at a carrying value of $30.8 million as of December 31, 2023 and imputed interest expense associated with this loan during 2023 using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the loan to be repaid in full over the anticipated life of the agreement. The effective interest rate on the loan may vary during the term of the loan depending on a number of factors, including the level and timing of forecasted net sales of OLINVYK and the resulting repayment to R-Bridge. The Company utilizes the prospective method to account for the loan, under which a new effective interest rate is determined at each balance sheet date based on the Company’s current estimates of the amount and timing of expected future payments.

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

Philadelphia, Pennsylvania

April 1, 2024

TREVENA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,975	$38,320
Inventories	-	906
Prepaid expenses and other current assets	2,230	1,782
Total current assets	35,205	41,008
Restricted cash	540	1,960
Property and equipment, net	1,195	1,488
Right-of-use lease assets	3,665	4,224
Total assets	$40,605	$48,680
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable, net	$2,303	$2,372
Accrued expenses and other current liabilities	4,239	5,461
Lease liabilities	1,012	899
Total current liabilities	7,554	8,732
Loan payable, net	30,809	13,430
Leases, net of current portion	4,424	5,436
Warrant liability	5,475	5,483
Total liabilities	48,262	33,081
Stockholders’ (deficit) equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2023 and 2022	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 17,289,104 and 7,744,692 shares issued and outstanding at December 31, 2023 and 2022, respectively	17	8
Additional paid-in capital	580,387	563,362
Accumulated deficit	(588,061)	(547,772)
Accumulated other comprehensive income	—	1
Total stockholders’ (deficit) equity	(7,657)	15,599
Total liabilities and stockholders’ (deficit) equity	$40,605	$48,680

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,

	2023	2022
Revenue:
Product revenue	$(54)	$(438)
License and royalty revenue	3,179	20
Total revenue	3,125	(418)
Operating expenses:
Cost of goods sold	1,670	3,018
Selling, general and administrative	20,410	34,728
Research and development	16,333	18,211
Total operating expenses	38,413	55,957
Loss from operations	(35,288)	(56,375)
Other income (expense):
Change in fair value of warrant liability	2,126	11,180
Other expense, net	(4,522)	(7,681)
Interest income	1,398	451
Interest expense	(3,644)	(1,256)
(Loss) gain on foreign currency exchange	(41)	11
Foreign income tax expense	(318)	—
Total other income (expense), net	(5,001)	2,705
Net Loss	(40,289)	(53,670)
Unrealized gain on marketable securities	—	1
Comprehensive loss	$(40,289)	$(53,669)
Per share information:
Net loss per share of common stock, basic and diluted	$(3.16)	$(7.59)
Weighted average common shares outstanding, basic and diluted	12,735,010	7,072,362

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Stockholders' Equity
							Accumulated
	Preferred Stock		Common Stock				Other
	Number	$0.001	Number	$0.001	Additional		Comprehensive	Total
	of	Par	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit		(Deficit) Equity
Balance, January 1, 2022	—	$—	6,618,093	$7	$558,724	$(494,102)	$—	$64,629
Stock-based compensation expense	—	—	—	—	3,676	—	—	3,676
Issuance of common stock warrants in connection with loan payable	—	—	—	—	603	—	—	603
Issuance of Common Stock in connection with equity offering	—	—	765,000	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	—	—	41,599	—	(37)	—	—	(37)
Issuance of preferred stock	2,000	397	—	—	—	—	—	—
Conversion of preferred stock to common stock	(2,000)	(397)	320,000	—	397	—	—	397
Unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(53,670)	—	(53,670)
Balance, December 31, 2022	—	$—	7,744,692	$8	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	—	—	2,930	—	—	2,930
Exercise of pre-funded warrants and related reclassification of warrant liability	—	—	1,849,380	2	2,001	—	—	2,003
Issuance of common stock upon exercise of warrant and related reclassifcation of warrant liability	—	—	1,700,000	1	3,874	—	—	3,875
Issuance of warrants in connection with offering	—	—	—	—	161	—	—	161
Issuance of common stock, net of issuance costs	—	—	5,843,328	6	8,061	—	—	8,067
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	—	—	151,704	—	(2)	—	—	(2)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(40,289)	—	(40,289)
Balance, December 31, 2023	—	$—	17,289,104	$17	$580,387	$(588,061)	$—	$(7,657)

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
Operating activities:
Net loss	$(40,289)	$(53,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	334	382
Stock-based compensation	2,930	3,676
Noncash interest expense on loan	1,634	128
Inventory valuation adjustment	896	2,070
Value of warrants issued for exercise inducement	4,674	—
Change in fair value of warrant liability	(2,126)	(11,180)
Returns reserve adjustment	107	383
Fair value of warrants in excess of proceeds	—	7,147
Accretion of bond discount on marketable securities	—	(46)
Change in right-of-use asset	559	482
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	522	1,209
Inventories	10	(624)
Operating lease liabilities	(887)	(758)
Accounts payable, accrued expenses and other liabilities	(1,399)	(676)
Net cash used in operating activities	(33,035)	(51,477)
Investing activities:
Purchases of property and equipment	(41)	(28)
Maturities of marketable securities	—	33,000
Purchases of marketable securities	—	(32,954)
Net cash used in investing activities	(41)	18
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	8,066	—
Payment of employee withholding taxes on vested restricted stock units	(2)	(37)
Proceeds from the sale of common stock, warrants and pre-funded warrants	1,426	7,997
Exercise of Prefunded Warrants and warrants	2,056	—
Finance lease payments	(12)	(8)
Proceeds from exercise of pre-funded warrants	2	—
Proceeds from issuance of convertible Series A and Series B preferred stock and warrants, net of issuance costs	—	1,647
Proceeds from loan payable	14,775	13,906
Net cash provided by financing activities	26,311	23,505
Net decrease in cash, cash equivalents and restricted cash	(6,765)	(27,954)
Cash, cash equivalents and restricted cash—beginning of period	40,280	68,234
Cash, cash equivalents and restricted cash—end of period	$33,515	$40,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$801	$604
Allocation of loan payable proceeds to common stock warrants	$—	$603
Preferred stock proceeds allocated to warrant liability	$—	$(603)
Reclassification of warrant liability upon exercise of pre-funded warrants	$2,001	$—
Conversion of Series A and Series B preferred stock to common stock	$—	$(397)

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Consolidated Financial Statements

December 31, 2023

1. Organization and Description of the Business

Trevena, Inc., or the Company, is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients affected by central nervous system, or CNS, disorders. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

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

Since the Company’s inception, the Company has incurred losses and negative cash flows from operations. At December 31, 2023, the Company had an accumulated deficit of $588.1 million. The Company’s net loss was $40.3 million and $53.7 million for the years ended December 31, 2023 and 2022, respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of December 31, 2023 is not sufficient to fund operations for one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As a result, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Effective as of 5:01 p.m. ET on November 9, 2022 (the “Effective Time”), the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 25-for-1 reverse stock of the Company’s common stock (the “Reverse Stock Split”), and the Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market (“Nasdaq”) when the market opened on November 10, 2022. As a result of the Reverse Stock Split, each 25 shares of the Company’s common stock immediately prior to the Effective Time were combined into one validly issued, fully paid and non-assessable share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. All of the shares and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of the Reverse Stock Split.

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

Principles of Consolidation

In connection with the loan agreement disclosed in Note 7, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation.

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the royalty based loan agreement (the “Loan Agreement”) with R-Bridge Investment Four Pte. Ltd. (“R-Bridge”). Payments of interest under the Loan Agreement are made quarterly from certain royalties on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Jiangsu Nhwa Pharmaceuticals Co. Ltd., or Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. As of December 31, 2023, there is no interest reserve account balance.

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

Product Revenue

Product revenue is recognized at the point in time when our performance obligations with our customers have been satisfied. At contract inception, we determine if the contract is within the scope of ASC Topic 606 and then evaluate the contract using the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue at the point in time when the Company satisfies a performance obligation.

OLINVYK is sold to wholesalers in the US (collectively, “customers”). These customers subsequently resell the OLINVYK generally to hospitals, ambulatory surgical centers and other purchasers of OLINVYK. We recognize revenue from OLINVYK sales at the point customers obtain control of the product, which generally occurs upon delivery.

Revenue is recorded at the transaction price, which is the amount of consideration we expect to receive in exchange for transferring products to a customer. We determine the transaction price based on fixed consideration in our contractual agreements, which includes estimates of variable consideration which is described below. The transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

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

Product Returns

Generally, the Company’s customers have the right to return any unopened product during the eighteen (18) month period beginning six (6) months prior to the labeled expiration date and ending twelve (12) months after the labeled expiration date. The Company does not currently rely on industry data in its analysis of returns reserve. As the Company sold OLINVYK and established historical sales over a longer period of time (i.e., two to three years), the Company placed more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. OLINVYK has a forty-eight (48) month shelf life.

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

Research and Development Activities: Under our current collaboration and license arrangements, if we are entitled to reimbursement for costs for services that we provided, such reimbursement would be recorded as an offset to research and development expenses.

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

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded during the years ended December 31, 2023 or 2022.

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

Common Stock Warrants

Freestanding warrants that are related to the purchase of common stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. These warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The warrants are classified as Level 3 liabilities as of December 31, 2023 and 2022.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company may account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The

Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock unit awards, may be granted to employees, non-employee directors, and non-employee consultants. At December 31, 2023, the Company had three stock-based compensation plans, which are more fully described in Note 8. The Company also has an inducement plan under which various types of equity-based awards, including non-qualified stock options and restricted stock awards, may be granted to new employees.

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

The following table presents the Company’s cash, cash equivalents, restricted cash, and warrant liability as of December 31, 2023 and 2022 (in thousands):

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,159	$3,159	$—	$—
Money Market Funds	29,816	29,816	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$33,515	$33,515	$—	$—
Liabilities:
Warrant Liability	5,475	—	—	5,475
Total liabilities measured and recorded at fair value	$5,475	$—	$—	$5,475

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$9,651	$9,651	$—	$—
Money Market Funds	28,669	28,669	—	—
Restricted Cash	1,960	1,960	—	—
Total assets measured and recorded at fair value	$40,280	$40,280	$—	$—
Liabilities:
Warrant Liability	5,483	—	—	5,483
Total liabilities measured and recorded at fair value	$5,483	$—	$—	$5,483
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company did not transfer any financial instruments into or out of Level 3 classification, during the year ended December 31, 2023 and 2022.

The common stock warrants issued in connection with the Company’s equity raise in December 2023 were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that were not deemed to be indexed to the Company’s stock. The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The fair value of the warrant liability was estimated using a Black-Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Company's warrants to purchase shares of common stock included (i) volatility of 128.28%, (ii) risk free interest rate 3.84%, (iii) strike price $0.70 per share, (iv) fair value of the Company’s common stock at the time of issuance and again at each reporting period, and (v) expected life of 5.32 years. The Company classifies investments available to fund current operations as current assets on its balance sheets. As of December 31, 2023 and 2022, the Company did not hold any investment securities exceeding a one-year maturity.

Accretion of bond discount on marketable securities is included in other income as a separate component of other income (expense) on the statement of operations and comprehensive loss. Interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2023 or 2022.

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

	December 31, 2023	December 31, 2022
Finished goods	$896	$3,111
Inventory Valuation Adjustment	(896)	(2,205)
Total Inventories	$-	$906

The Company recorded an inventory valuation adjustment of $0.9 million and $2.1 million during the year ended December 31, 2023 and December 31, 2022, respectively. The valuation adjustments recorded were to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales..

5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Life in Years	2023	2022
Computers and software	3 - 5	$449	$408
Office equipment and furniture	5	224	721
Manufacturing equipment	5	10	10
Leasehold improvements	10	3,082	3,082
Leased assets	5	29	29
Total property and equipment		3,794	4,250
Less accumulated depreciation and amortization		(2,599)	(2,762)
Property and equipment, net		$1,195	$1,488

Depreciation and amortization expense was $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and benefits	$2,093	$1,965
Commercial expenses	43	93
Legal expenses	423	381
Clinical trial expenses	38	1,421
Pharmaceutical development expenses	398	201
Credit balances due to customers		67
Accrued interest	—	522
Other accrued expenses and other current liabilities	1,244	811
Total accrued expenses and other current liabilities	$4,239	$5,461

7. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary Trevena SPV2 LLC (“SPV2”), entered into a royalty-based loan agreement (the “Loan Agreement”) with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023 and the Company elected to receive such proceeds..

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

December 31,
2023
Principal and accreted interest	$32,232
Unamortized debt discount	(1,423)
Loans payable, net	$30,809

The term loans bear interest at a rate per annum equal to 7.00% and will mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on the Company’s net sales of OLINVYK in the United States and (ii) proceeds from royalties from the Company’s license agreement with Nhwa. As a result of Nhwa obtaining Chinese approval of OLINVYK in May 2023, royalties from net sales of OLINVYK in the United States are capped at $10.0 million in accordance with the Loan Agreement. Upon a change in control or in the event the Company elects to repay any outstanding borrowings prior to their contractual maturity, SPV2 is required to pay a control premium equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs as further provided in the Loan Agreement.

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. The interest reserve account was classified as restricted cash on the Company’s balance sheet at December 31, 2022. During the second quarter of 2023, the Company agreed to transfer the remaining funds, approximately $1.0 million, to R-Bridge to prepay future interest payments. As of December 31, 2023, there was $0.0 million of prepaid interest on the Company’s consolidated balance sheet.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At December 31, 2023, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants. Interest expense is imputed based on the estimated loan repayment period, which takes into consideration the probability and timing of obtaining regulatory approval in China and the potential future revenue in the United States and China. Changes in estimates are recognized prospectively and may have a material impact on liability balance. As of December 31, 2023, the effective interest rate was 14%.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and that is exercisable for three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the twelve months ended December 31, 2023, the Company recognized interest expense of $3.6 milion, of which $0.1 million pertained to the amortization of the debt discount.

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

8. Stockholders’ (Deficit) Equity

Under its Certificate of Incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of December 31, 2023 and December 31, 2022. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of December 31, 2023 and December 31, 2022. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

ATM Programs

On April 17, 2019, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell through Wainwright, from time to time at the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million, or the HCW ATM Program. Sales of the shares of common stock are deemed to be “at-the-market offerings,” as defined in Rule 415 under the Securities Act. In December 2020, the Company and Wainwright entered into Amendment No. 1 to Common Stock Sales Agreement, or the Amendment, to amend the Common Stock Sales Agreement to, among other things, update the reference to the registration statement pursuant to which the shares of common stock may be sold and to include an additional $50.0 million of shares of common stock in the HCW ATM Program. For the year ended December 31, 2023, the Company issued and sold approximately 5.8 million shares of common stock under the HCW ATM Program. The net offering proceeds to the Company in 2023 for sales under the HCW ATM Program were approximately $8.1 million after deducting related expenses, including commissions. As of December 31, 2023, there was approximately $33.7 million remaining available for future issuances under the HCW ATM Program.

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

The fair value of the Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	December 31,	December 31,
	2023	2022
Expected term of warrants (in years)	—	4.6
Risk-free interest rate	—%	4.0%
Expected volatility	—%	108.9%
Dividend yield	—%	—%

The following is a roll forward of the July 2022 Offering common stock warrant liability (in thousands):

Balance, December 31, 2022	$259
Change in fair value	(146)
Incremental value for inducement	86
Exercise of common stock warrants	(199)
Balance, December 31, 2023	$—

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

Due to the nominal exercise price of the prefunded warrants, the fair value is equal to the intrinsitc value. The fair value of the Common Stock Warrant liability was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	December 31, 2023	December 31, 2022
Expected term of warrants (in years)	—	4.9
Risk-free interest rate	—%	4.0%
Expected volatility	—%	106.1%
Dividend yield	—%	—%

The following is a roll forward of the November 2022 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2022	$5,224
Change in fair value	(2,084)
Incremental value for inducement	484
Exercise of pre-funded common stock warrants	(2,001)
Exercise of common stock warrants	(1,623)
Balance, December 31, 2023	$—

December 2023 Equity Offering and Warrant issuance

On December 28, 2023, the Company and a single investor entered into a securities purchase agreement whereby the Company issued 2,779,906 pre-funded warrants with an initial exercise price of $0.001 per share for $0.70 per warrant, which are exercisable immediately and do not expire. In addition, the investor received 2,779,906 common stock warrants with an initial exercise price of $0.70 per share, which are exercisable for five years beginning on the date in which the Company obtains shareholder approval to issue the underlying shares of common stock associated with the warrants.

Concurrent with the securities purchase agreement above, the Company and the investor entered into an inducement agreement whereby the Company agreed to reduce the exercise price of 2,934,380 warrants held by the investor from prior equity offerings. The weighted average exercise price of the outstanding warrants was $3.35 per share and was reduced to $0.70 per share in exchange for the investor agreeing to immediately exercise the warrants. Of the warrants exercised, 1,234,380 are being held in abeyance for the benefit of the holder due to certain beneficial ownership limitations and these shares are not considered issued or outstanding in our consolidated balance sheet. In addition to reducing the exercise price, the Company issued 5,868,760 common stock warrants to the investor with an initial exercise price of $0.70 per share, which are exercisable for five years beginning on the date in which the Company obtains shareholder approval to issue the underlying shares of common stock associated with the warrants. The fair value of the warrants to purchase 5,868,760 shares of common stock and the change in fair value of the warrants resulting from the reduction in the exercise price totaling $4.2 million was accounted for as equity issuance costs in the consolidated statement of operations.

The Company received $3.5 million in total, after deducting underwriter fees and other third-party costs, as a result of the sale of pre-funded warrants and exercise of the warrants as part of the inducement.

The warrants issued did not meet the requirements to be indexed to equity and equity classified and, as such, are classified as liabilities at fair value with changes in fair value recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss.

The fair value of the Common Stock Warrant liability was $5.4 million at issuance and $5.5 million at December 31, 2023, as a result of a change in fair value of $0.1 million and was determined using Level 3 inputs and was estimated using the Black-Scholes valuation model. The assumptions used to estimate the fair value were as follows:

	December 31, 2023	December 28, 2023
Expected term of warrants (in years)	5.3	5.3
Risk-free interest rate	3.8%	3.8%
Expected volatility	128.26%	128.26%
Dividend yield	—%	—%

Warrants

As of December 31, 2023, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
December 2023 Offering Pre-Funded Warrants	Equity	2,779,906	$0.001	Until exercised
December 2023 Offering Warrants	Liability	8,648,666	0.70	5 years from shareholder approval
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	11,014	31.25 - 265.48	1/29/2024 - 3/31/2027
		11,639,586

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

On June 15, 2023 , upon recommendation of the Compensation Committee of the Board of Directors, our Board of Directors adopted, and our stockholders subsequently approved, the Trevena, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2013 Plan, and no further awards will be granted under the 2013 Plan as of the effective date of the 2023 Plan. The 2023 Plan provides for, among other things, the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, all of which may be granted to employees, including officers, non-employee directors and consultants of the Company. The 2023 Plan also provides for the rescission, cancellation or recoupment of grants, in whole or in part, or other similar action in accordance with the terms of any company clawback or similar policy or any applicable law related. Unlike the 2013 Plan, there is no evergreen provision in the 2023 Plan. The terms and conditions of awards granted previously under the 2013 Plan will not be affected by the adoption and approval of the 2023 Plan.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service periods. Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$602	$806
Selling, general and administrative	2,328	2,871
Cost of goods sold	—	(1)
Total stock-based compensation	$2,930	$3,676

Stock Options

A summary of stock option activity and related information from January 1, 2022 through December 31, 2023 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, January 1, 2022	497,977	$66.64	7.11
Granted	39,998	11.47
Exercised	—	—
Forfeited/Cancelled	(186,266)	87.83
Balance, December 31, 2022	351,709	$49.15	6.94
Granted	130,150	1.01
Exercised	—	—
Forfeited/Cancelled	(78,375)	38.51
Balance, December 31, 2023	403,484	$35.68	6.81
Vested or expected to vest at December 31, 2023	403,484	$35.68	6.81
Exercisable at December 31, 2023	260,668	$48.05	5.68

The aggregate intrinsic value of the options exercisable as of December 31, 2023 was zero, based on the difference between the Company’s closing stock price of $0.72 and the exercise price of each stock option.

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

The per-share weighted average grant date fair value of the options granted to employees and directors during the years ended December 31, 2023 and 2022 was estimated at $0.82 and $8.88 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

As of December 31, 2023, there was $1.3 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 1.21 years.

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

There were 60,653 shares of common stock withheld for employee taxes as a result of the vested RSUs during the year ended December 31, 2023 whose value was based on the Company’s closing stock price on the applicable vesting date. The shares withheld for taxes are again available for issuance under the plan.

The following is a summary of changes in the status of non-vested RSUs from January 1, 2022 through December 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at January 1, 2022	236,737	$26.97
Granted	233,987	1.83
Vested	(55,800)	27.19
Forfeited/Cancelled	(48,147)	30.55
Non-vested at December 31, 2022	366,777	$10.43
Granted	1,530,882	0.99
Vested	(212,279)	7.45
Forfeited/Cancelled	(82,792)	5.73
Non-vested at December 31, 2023	1,602,588	$2.05

For the years ended December 31, 2023 and 2022, the Company recorded $1.5 million and $1.5 million, respectively, in stock-based compensation expense related to RSUs, which is reflected in the statements of operations and comprehensive loss.

As of December 31, 2023, there was $2.9 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.35 years.

Shares Available for Future Grant

At December 31, 2023, the Company has the following shares available to be granted:

		Inducement
	2023 Plan	Plan
Available at December 31, 2022	404,807	12,000
Authorized	1,287,958	—
Granted	(1,661,032)	—
Shares withheld for taxes not issued	60,563	—
Forfeited/Cancelled	161,167	—
Available at December 31, 2023	253,463	12,000

Shares Reserved for Future Issuance

At December 31, 2023, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	292,734
Stock options outstanding under 2023 Plan	102,750
Restricted stock units outstanding under 2013 Plan	1,602,588
Stock options outstanding under Inducement Plan	8,000
Warrants outstanding	11,639,586
Total shares of common stock reserved for future issuance	13,645,658

9. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc., or Vanguard, whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard had a second option to extend the sublease term for an additional three years through November 30, 2027. On August 3, 2023, Vanguard exercised its second option to extend its sublease term. The Company and Vanguard agreed to further extend the sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s master lease term. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable per square foot to us by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease, (ii) $1.00 less in month 14 through 109 of the sublease, and (iii) in month 110 through 116 of the sublease, $16.50 less than the base rent per square foot payable by the us under our master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$3,665	$4,224
Other current lease liabilities	1,002	890
Operating lease liabilities	4,417	5,419
Total operating lease liabilities	$5,419	$6,309

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(13)	(4)
Property and equipment, net	16	25
Other current lease liabilities	10	9
Other long-term liabilities	7	17
Total finance lease liabilities	$17	$26

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Operating lease costs:
Operating lease expense	$1,458	$1,308
Other income	(1,392)	(1,330)
Total operating lease costs	$66	$(22)

Finance lease costs:
Amortization of right-of-use assets	10	7
Interest on lease liabilities	2	1
Total finance lease costs	$12	$8

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(452)	$(295)
Financing cash flows from finance leases	(12)	(8)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2024	1,450	11
2025	1,474	7
2026	1,499	—
2027	1,523	—
2028 and beyond	640	—
Total minimum lease payments	$6,586	$18
Less: imputed interest	(1,167)	(1)
Lease liability	$5,419	$17

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2024	1,158
2025	1,178
2026	1,198
2027	1,166
2028	254
Total minimum lease payments	$4,954

Weighted average lease term and discount rates are as follows:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	2	3
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a rollforward of the major categories of sales-related deductions included in trade receivable allowances for the year ended December 31, 2023 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2023	$1	30	36
Provision related to sales recorded in the period	1	5	5
Credits / payments during the period	(1)	(9)	(16)
Adjustments related to prior period sales	1	(7)	(16)
Balance, December 31, 2023	$2	$19	$9

As of December 31, 2023, the Company’s outstanding accounts receivable of $30,000 was offset by the trade receivable allowances presented above.

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

For the year ended December 31, 2023 and 2022, license and royalty revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Year Ended
	December 31,
	2023	2022
Pharmbio Korea Inc.	$—	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	3,000	—
Total license revenues	$3,000	$20
Jiangsu Nhwa Pharmaceutical Co. Ltd.	179	—
Total royalty revenues	$179	$—
Total license and royalty revenues	$3,179	$20

License revenue recorded for the year ended December 31, 2023 related to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China. License revenue recorded for the year ended December 31, 2022 related to materials shipped to PharmBio to support the development of oliceridine efforts in South Korea.

Royalty revenue recorded for the year ended December 31, 2023, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge.

12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Basic and diluted net loss per common share calculation:
Net loss	$(40,289)	$(53,670)
Weighted average common shares outstanding	12,735,010	7,072,362
Net loss per share of common stock - basic and diluted	$(3.16)	$(7.59)

The pre-funded warrants to purchase common shares issued in connection with the December 2023 offering are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-

substantive and virtually assured. The pre-funded warrants are more fully described in Note 8. Further, the shares held in abeyance also described in Note 8, are included in the calculation of basic and diluted net loss per share.

The following outstanding securities at December 31, 2023 and 2022 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2023	2022
Options outstanding	403,484	346,367
RSUs outstanding	1,602,588	366,777
Warrants outstanding	8,859,680	3,145,394
Total	10,865,752	3,858,538

13. Income Taxes

The income tax provision for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Current:
State	$—	$—
Federal	—	—
Foreign	318	—
Total	318	—
Deferred
State	—	—
Federal	—	—
Foreign	—	—
Total	—	—
Total income tax provision (benefit)	$318	$—

Deferred tax assets and liabilities reflect the net effects of net operating losses, or NOLs, and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company's deferred tax assets as of December 31, 2023 and 2022. The Company’s valuation allowance increased by $9.2 million and decreased by $7.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in the valuation allowance for 2022 was due to a reduction in state income tax rates.

Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
NOLs	$55,817	$46,490
Research and development credits	16,839	16,309
Research and development expenses capitalized for tax purposes	80,046	80,648
Equity-based compensation	2,200	2,257
Deferred rent	437	520
Depreciation	369	365
Other temporary differences	1,338	1,192
Total deferred tax assets	157,046	147,781
Deferred tax liabilities:
Prepaid expenses	(506)	(436)
Total deferred tax liabilities	(506)	(436)
Net deferred tax assets	156,540	147,345
Less valuation allowance	(156,540)	(147,345)
Net deferred tax asset	$—	$—

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2023	2022
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign withholding taxes	(0.8)%	—%
Permanent Differences	(1.4)%	1.3%
State taxes, net of federal benefit	3.2%	4.8%
Research and development credit	1.3%	1.5%
Reduction of state tax rate	—%	(37.7)%
Stock compensation	(1.2)%	(3.2)%
Other	0.1%	(1.7)%
Change in valuation allowance	(23.0)%	14.0%
Effective income tax rate	(0.8)%	—%

As of December 31, 2023, the Company had U.S. federal and state NOLs of $226.5 million and $209.1 million, respectively, that begin to expire starting in 2027. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of $16.8 million that begin to expire in 2027. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $15.7 million of R&D expenses incurred as of December 31, 2023.

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

The Company files income tax returns in the U.S., the Commonwealth of Pennsylvania and various other states. Tax years for 2020 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

14. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, and such employer contributions are immediately vested. During each of the years ended December 31, 2023 and 2022, the Company provided matching contributions of $0.2 and $0.3 million.

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

Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive offers required by this Item 10 is provided under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K. All other information required by this Item 10 is incorporated herein by reference to the information responsive thereto contained in our definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights	and Rights	Plans
Equity compensation plans approved by stockholders	1,998,072	$35.51	253,463
Equity compensation plans not approved by stockholders	8,000	44.50	12,000
Total	2,006,072	$35.54	265,463
(1)	Includes 9,032 shares of our common stock issuable under our 2013 Employee Stock Purchase Plan, or the 2013 ESPP.
(2)	Includes 253,463 shares of our common stock available for issuance under our 2023 Equity Incentive Plan.
(3)	On December 15, 2016, our Board of Directors adopted the Trevena, Inc. Inducement Plan, or the Inducement Plan, which became effective on January 1, 2017, pursuant to which we reserved 20,000 shares of our common stock for issuance under the Inducement Plan. As of December 31, 2023, 12,000 shares remain eligible for issuance under the Inducement Plan.

Other

The other information required by Item 12 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information responsive thereto contained in our definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K,filed with the SEC on August 1, 2022).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)
4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)

4.12	Form of New Warrant (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)
10.1

Amended and Restated Investor Rights Agreement, dated as of May 3, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)
10.3

Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Wayne, PA, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2017).

10.4

First Amendment dated June 12, 2017 to Agreement of Lease between Chesterbrook Partners, LP and Trevena, Inc. for 955 Chesterbrook Blvd., Suite 200, Chesterbrook, PA as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017).

10.5

Sublease Agreement dated as of October 11, 2018 by and between The Vanguard Group, Inc. and Trevena, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.6+

2008 Equity Incentive Plan, as amended to date (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S 1, as amended (File No. 333 191643), filed with the SEC on October 9, 2013).

10.7+

Form of Stock Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.8+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S 8 (File No. 333 195957), filed with the SEC on May 14, 2014).
10.9+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.10+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015).

10.11+

Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.12+	Trevena, Inc. Inducement Plan, effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2016).
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

10.15+

Trevena, Inc. Incentive Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2015).

10.16+

Trevena, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2015).

10.17+	Trevena, Inc. Non-Employee Director Compensation Policy, effective as of February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 2, 2018).
10.18+

2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.19

Trevena, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 28, 2023, for the Company’s 2023 Annual Meeting of Stockholders.)

10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Equity Incentive Plan
10.21#	Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement under 2023 Equity Incentive Plan
10.22+

Form of Indemnity Agreement with executives and directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191643), filed with the SEC on October 9, 2013).

10.23#	Amended and Restated Executive Employment Agreement dated as of May 1, 2020, by and between Trevena, Inc. and Carrie L. Bourdow.
10.24+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Mark A. Demitrack (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.25+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Robert T. Yoder (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.26+

Amended and Restated Executive Employment Agreement dated as of May 1, 2020 by and between Trevena, Inc. and Barry Shin (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020).

10.27#	First Amendment to Amended and Restated Executive Employment Agreement dated as of May 1, 2020, by and between Trevena, Inc. and Carrie L. Bourdow.
10.28

First Amendment to Loan and Security Agreement, dated April 13, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Square 1 Bank, as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2015).

10.29

Second Amendment to Loan and Security Agreement dated December 23, 2015, by and among Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as the successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2015).

10.30

Third Amendment to Loan and Security Agreement dated December 30, 2016, by and between Trevena, Inc., as borrower, Oxford Finance LLC, as collateral agent and lender, and Pacific Western Bank (as successor to Square 1 Bank), as lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2017).

10.31

Fourth Amendment and Consent to Loan and Security Agreement dated as of October 11, 2018 by and between Oxford Finance LLC, Pacific Western Bank, and Trevena, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018).

10.32*

Master Commercial Supply Agreement dated October 20, 2017 by and between Alcami Corporation and Trevena, Inc. (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.33*

Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc. dated as of December 15, 2016 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K/A, filed with the SEC on June 14, 2018).

10.34

Amendment No. 2 to Development and Supply Agreement by and between Pfizer, Inc. and Trevena, Inc., dated December 2, 2019 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2019).

10.35

Common Stock Sales Agreement, dated April 17, 2019, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2019).

10.36

Amendment No, 1 to Common Stock Sales Agreement, dated December 31, 2020, by and between Trevena, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).

10.37	Loan Agreement, dated March 30, 2022, by and among R-Bridge Investment Four Pte. Ltd., as lender,

and Trevena SPV2 LLC, as borrower (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).
10.38

Revenue Interest Purchase Agreement, dated March 30, 2022, by and among Trevena, Inc., as seller, and Trevena SPV2 LLC, as Company (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.39

Contribution and Serving Agreement, dated March 30, 2022, by and among Trevena, Inc., as contributor, and Trevena SPV2 LLC, as Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2022).
10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2022).
10.42	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)
10.43	Form of Inducement Letter (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2023)
23.1#	Consent of Independent Registered Public Accounting Firm.
31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Trevena Inc. Clawback Policy
101#

The following financial information from this Annual Report on Form 10-K for the periods ended December 31, 2023 and 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity as of December 31, 2023 and 2022, (iv) Statements of Cash Flows for the years ended December 31, 2023 and 2022 and (v) Notes to Financial Statements, tagged as blocks of text.

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

Date: April 1, 2024

TREVENA, INC.
By:	/s/ Carrie L. Bourdow

Carrie L. Bourdow
President, Chief Executive Officer & Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie L. Bourdow	President, Chief Executive Officer & Chair of the Board of Directors (Principal Executive Officer)	April 1, 2024
Carrie L. Bourdow

/s/ Barry Shin	Executive Vice President, Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
Barry Shin

/s/ Scott Braunstein	Lead Independent Director	April 1, 2024
Scott Braunstein, M.D.

/s/ Mark Corrigan, M.D.	Director	April 1, 2024
Mark Corrigan, M.D.

/s/ Marvin H. Johnson, Jr.	Director	April 1, 2024
Marvin H. Johnson, Jr.

/s/ Jake R. Nunn	Director	April 1, 2024
Jake R. Nunn

/s/ Anne M. Phillips	Director	April 1, 2024
Anne M. Phillips, M.D.

/s/ Barbara Yanni	Director	April 1, 2024
Barbara Yanni