Form 10-Q
period 2024-03-31
TREVENA INC
filed 2024-05-15
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of May 13, 2024: 18,340,953

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors,” including those that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

ii

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,552	$32,975
Prepaid expenses and other current assets	2,426	2,230
Total current assets	25,978	35,205
Restricted cash	540	540
Property and equipment, net	1,107	1,195
Right-of-use lease assets	3,512	3,665
Total assets	$31,137	$40,605
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, net	$2,327	$2,303
Accrued expenses and other current liabilities	3,839	4,239
Lease liabilities	1,041	1,012
Total current liabilities	7,207	7,554
Loan payable, net	31,317	30,809
Leases, net of current portion	4,153	4,424
Warrant liability	3,114	5,475
Total liabilities	45,791	48,262
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 18,321,010 and 17,289,104 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	18	17
Additional paid-in capital	581,067	580,387
Accumulated deficit	(595,739)	(588,061)
Total stockholders’ deficit	(14,654)	(7,657)
Total liabilities and stockholders’ deficit	$31,137	$40,605

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product revenue	$20	$6
Total revenue	20	6
Operating expenses:
Cost of goods sold	88	127
Selling, general and administrative	5,845	6,089
Research and development	3,965	3,909
Total operating expenses	9,898	10,125
Loss from operations	(9,878)	(10,119)
Other income (expense):
Change in fair value of warrant liability	2,361	2,466
Other income (expense), net	4	9
Interest income	353	289
Interest expense	(513)	(446)
Loss on foreign currency exchange	(5)	(18)
Total other income, net	2,200	2,300
Net loss	(7,678)	(7,819)
Unrealized gain on marketable securities	—	1
Comprehensive loss	$(7,678)	$(7,818)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.81)
Weighted average common shares outstanding, basic and diluted	21,303,390	9,594,072

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited)
(in thousands, except share data)

	Stockholders' (Deficit) Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	(Deficit) Equity
Balance, January 1, 2024	17,289,104	$17	$580,387	$(588,061)	$—	$(7,657)
Stock-based compensation expense	—	—	681	—	—	681
Exercise of pre-funded warrant	1,031,906	1	(1)	—	—	—
Net loss	—	—	—	(7,678)	—	(7,678)
Balance, March 31, 2024	18,321,010	$18	$581,067	$(595,739)	$—	$(14,654)

Balance, January 1, 2023	7,744,692	$8	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	1,230,380	1	1,568	—	—	1,569
Net loss	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	8,975,072	$9	$565,736	$(555,591)	$—	$10,154

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(7,678)	$(7,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	82
Stock-based compensation	681	806
Noncash interest expense on loan	508	46
Change in fair value of warrant liability	(2,361)	(2,466)
Change in right-of-use asset	153	132
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(196)	(701)
Operating lease liabilities	(239)	(212)
Accounts payable, accrued expenses and other liabilities	(376)	(742)
Net cash used in operating activities	(9,420)	(10,874)
Financing activities:
Finance lease payments	(3)	(3)
Proceeds from exercise of pre-funded warrants	—	1
Net cash used in financing activities	(3)	(2)
Net decrease in cash, cash equivalents and restricted cash	(9,423)	(10,876)
Cash, cash equivalents and restricted cash—beginning of period	33,515	40,280
Cash, cash equivalents and restricted cash—end of period	$24,092	$29,404
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of pre-funded warrants	$—	$1,568

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At March 31, 2024, the Company had an accumulated deficit of $595.7 million. The Company’s net loss was $7.7 million and $7.8 million for the three months ended March 31, 2024 and 2023 respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of March 31, 2024 is not sufficient to fund operations for one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions, including collaborations. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As a result, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital, consummate a strategic transaction or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of March 31, 2024, its results of operations and its comprehensive loss for the three months ended March 31, 2024 and 2023, its consolidated statements of stockholders’ equity for the period from January 1, 2024 to March 31, 2024 and for the period January 1, 2023 to March 31, 2023, and its consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation, Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of common stock warrants, the accounting for research and development costs, accrued expenses, the recoverability of the Company’s net deferred tax assets and related valuation allowance, and the amortization of debt expenses. The financial data and other information disclosed in these notes are not necessarily indicative of the results to be expected for any future year or period. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could significantly differ from those results.

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

OLINVYK is sold to wholesalers in the US (collectively, “customers”). These customers subsequently resell OLINVYK generally to hospitals, ambulatory surgical centers and other purchasers of OLINVYK. We recognize revenue from OLINVYK sales at the point customers obtain control of the product, which generally occurs upon delivery.

Revenue is recorded at the transaction price, which is the amount of consideration we expect to receive in exchange for transferring products to a customer. We determine the transaction price based on fixed consideration in our contractual agreements, which includes estimates of variable consideration which are more fully described below. The transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$2,381	$2,381	$—	$—
Money Market Funds	21,171	21,171	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$24,092	$24,092	$—	$—
Liabilities:
Warrant Liability	3,114	—	—	3,114
Total liabilities measured and recorded at fair value	$3,114	$—	$—	$3,114

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,159	$3,159	$—	$—
Money Market Funds	29,816	29,816	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$33,515	$33,515	$—	$—
Liabilities:
Warrant Liability	5,475	—	—	5,475
Total liabilities measured and recorded at fair value	$5,475	$—	$—	$5,475
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2024.

December 2023 Equity Offering and Warrant Issuance

The common stock warrants issued in connection with the Company’s private placement and warrant exercise transactions in December 2023 (collectively, the “December 2023 Offering”) were classified as liabilities at the time of issuance due to certain cash settlement adjustment features that were not deemed to be indexed to the Company’s stock. The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The fair value of the warrant liability was determined using Level 3 inputs and was estimated using a Black-Scholes Option Pricing Model.

The assumptions used to estimate the fair value were as follows:

	March 31, 2024	December 31, 2023
Expected term of warrants (in years)	5.0	5.3
Risk-free interest rate	4.2%	3.8%
Expected volatility	114.72%	128.26%
Dividend yield	—%	—%

The following is a roll forward of the December 2023 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2023	$5,475
Change in fair value	(2,361)
Balance, March 31, 2024	$3,114

Warrants

As of March 31, 2024, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
December 2023 Offering Pre-Funded Warrants	Equity	1,748,000	$0.001	Until exercised
December 2023 Offering Warrants	Liability	8,648,666	0.70	4/19/2029
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	4,114	90.38 - 265.48	9/19/2024 - 3/31/2027
		10,600,780

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

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$—	$896
Inventory Valuation Adjustment	—	(896)
Total Inventories	$-	$-

The Company recorded an inventory valuation adjustment of $0.9 million during the year ended December 31, 2023. The valuation adjustment was recorded to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales.

5. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary, Trevena SPV2 LLC (“SPV2”), entered into a royalty-based loan agreement (the “Loan Agreement”) with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings (the “R-Bridge Financing”). Term loan borrowings will be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million will become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023 and the Company elected to receive such proceeds.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

March 31,
2024
Principal and accreted interest	$32,691
Unamortized debt discount	(1,374)
Loans payable, net	$31,317

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

In April 2022, the Company placed $2.0 million into an interest reserve account in connection with the Loan Agreement. Payments of interest under the Loan Agreement are made quarterly from the royalty on the Company’s net sales of OLINVYK in the United States and proceeds from royalties from the Company’s license agreement with Nhwa. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the interest payment due will be paid from the interest reserve account. The interest reserve account was classified as restricted cash on the Company’s balance sheet at December 31, 2022. During the second quarter of 2023, the Company agreed to transfer the remaining funds, approximately $1.0 million, to R-Bridge to prepay future interest payments. As of December 31, 2023, the prepaid interest had been reduced to $0.0 through interest expense incurred under the Loan Agreement.

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At March 31, 2024, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants. Interest expense is imputed based on the estimated loan repayment period, which takes into consideration estimated future revenue in the United States and China. Changes in estimates are recognized prospectively and may have a material impact on liability balance. As of March 31, 2024, the effective interest rate was 5.8%.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years. The Company concluded the warrant was a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the three months ended March 31, 2024, the Company recognized interest expense of $0.5 million, of which $0.1 million pertained to the amortization of the debt discount.

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

6. Stockholders’ (Deficit) Equity

Equity Offerings

Under its certificate of incorporation, the Company was authorized to issue up to 200,000,000 shares of common stock as of March 31, 2024. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of March 31, 2024. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

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

Concurrent with the securities purchase agreement above, the Company and the investor entered into an inducement agreement whereby the Company agreed to reduce the exercise price of 2,934,380 warrants held by the investor from prior equity offerings. The weighted average exercise price of the outstanding warrants was $3.35 per share and was reduced to $0.70 per share in exchange for the investor agreeing to immediately exercise the warrants. Of the warrants exercised, 1,234,380 are being held in abeyance for the benefit of the holder due to certain beneficial ownership limitations and these shares are not considered issued or outstanding in our consolidated balance sheet. In addition to reducing the exercise price, the Company issued 5,868,760 common stock warrants to the investor with an initial exercise price of $0.70 per share, which are exercisable for five years beginning on the date in which the Company obtained shareholder approval to issue the underlying shares of common stock associated with the warrants. The fair value of the warrants to purchase 5,868,760 shares of common stock and the change in fair value of the warrants resulting from the reduction in the exercise price totaling $4.2 million was accounted for as equity issuance costs in the consolidated statement of operations.

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

Equity Incentive Plan

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$156	$189
Selling, general and administrative	525	617
Total stock-based compensation	$681	$806

Stock Options

A summary of stock option activity and related information through March 31, 2024 follows:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Balance, December 31, 2023	403,484	$35.68	6.81
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(18,767)	37.31
Balance, March 31, 2024	384,717	$35.61	6.66
Vested or expected to vest at March 31, 2024	384,717	$35.61	6.66
Exercisable at March 31, 2024	257,015	$47.92	5.62

The aggregate intrinsic value of options exercisable as of March 31, 2024 was zero, based on the difference between the Company’s closing stock price of $0.46 and the exercise price of each stock option.

The Company uses the Black Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s common stock, the period during which the options will be outstanding, the rate of return on risk free investments and the expected dividend yield for the Company’s stock.

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2023	1,602,588	$2.05
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(34,471)	1.70
Non-vested at March 31, 2024	1,568,117	$2.06

For the three months ended March 31, 2024, the Company recorded $0.4 million in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of March 31, 2024, there was $2.5 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.17 years.

Shares Available for Future Grant

At March 31, 2024, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2023 Plan	Plan
Available at December 31, 2023	253,463	12,000
Authorized	—	—
Granted	—	—
Shares withheld for taxes not issued	—	—
Forfeited/Cancelled	53,238	—
Available at March 31, 2024	306,701	12,000

Shares Reserved for Future Issuance

At March 31, 2024, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	273,967
Stock options outstanding under 2023 Plan	102,750
Restricted stock units outstanding under 2013 Plan	1,568,117
Stock options outstanding under Inducement Plan	8,000
Warrants outstanding	10,600,780
Total shares of common stock reserved for future issuance	12,553,614

7. Commitments and Contingencies

Leases

The Company leases office space in Chesterbrook, Pennsylvania and equipment. The Company’s principal office is located at 955 Chesterbrook Boulevard, Chesterbrook, Pennsylvania, where the Company currently leases approximately 8,231 square feet of developed office space on the first floor and 40,565 square feet of developed office space on the second floor. The lease term for this space extends through May 2028. On October 11, 2018, the Company entered into an agreement with The Vanguard Group, Inc. (“Vanguard”) whereby Vanguard agreed to sublease the 40,565 square feet of space on the second floor for an initial term of 37 months. On October 2, 2020, Vanguard notified the Company that they exercised the first option to extend the sublease term for three years through November 30, 2024. Vanguard has a second option to extend the sublease term for an additional three years through November 30, 2027. On

August 3, 2023, Vanguard exercised its second option to extend its sublease term. The Company and Vanguard agreed to further extend the sublease through May 2028. With the current extension to May 2028, Vanguard’s sublease is coterminous with the Company’s master lease term. The sublease provides for rent abatement for the first month of the term; thereafter, the rent payable to the Company by Vanguard under the sublease is (i) $0.50 less during months 2 through 13 of the sublease and (ii) $1.00 less in month 14 through 109 of the sublease, and (iii) in month 110 through 116 of the sublease, $16.50 less than the base rent payable by us under our master lease with Chesterbrook Partners, L.P. Vanguard also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease. Rent expense and associated sublease income are recorded in the Company’s consolidated statements of operations and comprehensive loss as other income (expense).

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,512	$3,665
Other current lease liabilities	1,031	1,002
Operating lease liabilities	4,148	4,417
Total operating lease liabilities	$5,179	$5,419

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(16)	(13)
Property and equipment, net	13	16
Other current lease liabilities	10	10
Other long-term liabilities	5	7
Total finance lease liabilities	$15	$17

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease costs:
Operating lease expense	$385	$398
Other income	(350)	(350)
Total operating lease costs	$35	$48

Finance lease costs:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	—	—
Total finance lease costs	$2	$2

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(122)	$(128)
Financing cash flows from finance leases	(3)	(3)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2024 (April 1 - December 31)	1,090	8
2025	1,474	8
2026	1,498	—
2027	1,523	—
2028	640	—
Total minimum lease payments	$6,225	$16
Less: imputed interest	(1,046)	(1)
Lease liability	$5,179	$15

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2024 (April 1 - December 31)	869
2025	1,178
2026	1,198
2027	1,166
2028	254
Total minimum lease payments	$4,665

Weighted average lease term and discount rates are as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the three months ended March 31, 2024 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2024	$2	19	9
Provision related to sales recorded in the period	—	4	3
Credits / payments during the period	—	(2)	—
Adjustments related to prior period sales	—	—	—
Balance, March 31, 2024	$2	$21	$12

As of March 31, 2024, the Company’s outstanding accounts receivable of $35,000 was offset by the trade receivable allowances presented above.

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

For the three months ended March 31, 2024 and 2023, there was no license and royalty revenue.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per common share calculation:
Net loss	$(7,678)	$(7,819)
Weighted average common shares outstanding	21,303,390	9,594,072
Net loss per share of common stock - basic and diluted	$(0.36)	$(0.81)

The pre-funded warrants to purchase common shares issued in connection with the December 2023 offering are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and virtually assured. The pre-funded warrants are more fully described in Note 3. Further, the shares held in abeyance also described in Note 6, are included in the calculation of basic and diluted net loss per share.

The following outstanding securities at March 31, 2024 and 2023 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2024	2023
Options outstanding	384,717	334,060
RSUs outstanding	1,568,117	834,720
Warrants outstanding	8,852,780	3,145,394
Total	10,805,614	4,314,174

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 1, 2024. Unless the context otherwise requires, we use the terms “Trevena,” “Company,” “we,” “us” and “our” to refer to Trevena, Inc.

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

In April 2024, we announced that OLINVYK remains available for purchase by customers, but that we are reducing commercial support for the product to preserve capital as we conduct a process to explore a range of strategic alternatives for OLINVYK. Notwithstanding our reduction of commercial support for OLINVYK, which includes the elimination of our Chief Commercial Officer role, we continue to comply with all regulatory requirements, including post-marketing surveillance and reporting obligations. Potential strategic alternatives that may be explored or evaluated include, but are not limited to, a sale, license, divestiture or discontinuation of US commercial sales of OLINVYK. There can be no assurance regarding the schedule for completion of the strategic review process, that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed.

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of March 31, 2024, we had an accumulated deficit of $595.7 million. Our net loss was $7.7 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and successfully commercialize TRV045 or TRV734.

We expect to incur significant expenses and operating losses for the foreseeable future even as we reduce commercial support for OLINVYK and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential strategic transactions, including collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Results of Special Meeting of Stockholders

On April 19, 2024, the Company held a special meeting of stockholders (the “Adjourned Meeting”), which was originally held on March 21, 2024 and adjourned (the “Original Meeting” and together with the Adjourned Meeting, the “Special Meeting”). At the Special Meeting, we sought stokcholder approval to, among other things, authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our common stock underlying certain warrants issued by the Company in connection with the December 2023 Offering (the “Issuance Proposal”). At the Special Meeting, the Issuance Proposal was approved by a majority of the voting power of the outstanding shares of the Company’s common stock represented in person or by proxy and entitled to vote at the Special Meeting.

Compliance with Nasdaq Listing Requirements

As previously disclosed, on March 6, 2024, we received a letter from Nasdaq stating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and that we were not eligible for a second 180-day extension period because the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market. As permitted under Nasdaq rules, we appealed Nasdaq’s determination and requested a hearing before a Nasdaq Hearings Panel (the “Panel”). The hearing took place on May 2, 2024 (the “Appeal Hearing”).

On April 5, 2024, we received an additional letter from Nasdaq notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard Requirement”). At the Appeal Hearing, we presented our plan to regain and maintain compliance with both the Minum Bid Price Requirement and the Equity Standard Requirement. All delisting actions were stayed pending a final decision by the Panel.

On May 13, 2024, we received a decision letter from the Panel granting us an extension until August 28, 2024, subject to certain conditions, to regain compliance with the Nasdaq continued listing requirements, including the Minimum Bid Price Requirement and Equity Standard Requirement. All delisting actions are stayed during the additional extension period granted by the Panel following the Appeal Hearing. While we are investigating a range of options available to us to regain compliance with the Minimum Bid Price Requirement and Equity Standard Requirement, there can be no assurance that we will be able to regain compliance with the Nasdaq continued listing requirements before dates required by Nasdaq or at all.

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

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

We sell OLINVYK to wholesalers in the US (collectively, “customers”). These customers subsequently resell our products generally to hospitals, ambulatory surgical centers and other purchasers of OLINVYK. We recognize revenue from OLINVYK sales at the point customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration which is more fully described below.

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

Recent Accounting Pronouncements

None.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended
	March 31,
	2024	2023	Change
Revenue:
Product revenue	$20	$6	$14
Total revenue	20	6	14
Operating expenses:
Cost of goods sold	88	127	(39)
Selling, general and administrative	5,845	6,089	(244)
Research and development	3,965	3,909	56
Total operating expenses	9,898	10,125	(227)
Loss from operations	(9,878)	(10,119)	241
Other income (expense):
Change in fair value of warrant liability	2,361	2,466	(105)
Other income, net	4	9	(5)
Interest income	353	289	64
Interest expense	(513)	(446)	(67)
Loss on foreign currency transactions	(5)	(18)	13
Total other income, net	2,200	2,300	(100)
Net Loss	$(7,678)	$(7,819)	$141
Unrealized loss on marketable securities	—	1	(1)
Comprehensive loss	$(7,678)	$(7,818)	$140

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three months ended March 31, 2024, we recorded $20,000 in product revenue from the shipment of drug product to wholesalers. For the three months ended March 31, 2023, we recorded $6,000 in product revenue from the shipment of drug product to wholesalers.

For the three months ended March 31, 2024 and 2024 there was no license and royalty revenue.

As noted, in 2022 we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers. This adjustment was due, in part, to feedback we received in October 2022 from one of our wholesalers indicating that the wholesaler intended to return a significant portion of its supply of OLINVYK. As a result, we evaluated our returns reserves and updated our estimates to reflect this expected return, as well as potential increased probability of returns from our other wholesalers. In the fourth quarter of 2023, we recorded a returns reserve adjustment of $0.1 million for expected returns from our wholesalers. This adjustment was due, in part, on our evaluation of historical purchasing trends, the remaining expiry period of inventory held by our wholesalers and the potential increase in the probability of returns from our wholesalers.

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (“ASCs”) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Based on information from our wholesalers, sales from our wholesalers to hospitals and ASCs, which we refer to as commercial sell through, have occurred, at a low level, every quarter since our commercial launch in February 2021. Commercial sell through of OLINVYK from our wholesalers to hospitals and ASCs for the three months ended March 31, 2024 was approximately $26,600. Commercial sell through from our wholesalers to hospitals and ASCs for the three months ended March 31, 2023 was approximately $15,000. While there is a general upward trend compared to the prior period, the overall level of these sales remains low and we do not expect this trend will continue as we reduce commercial support for OLINVYK.

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

Gross product revenue, and adjustments applied to calculate net product revenue, are set forth below (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Product revenue, gross	$28	$7
GTN Accruals
Chargebacks and cash discounts	(4)	(1)
Returns	(1)	—
Other rebates, discounts and adjustments	(3)	—
Total GTN Accruals	(8)	(1)
Product revenue	20	6
Adjustments to prior period accruals
Returns reserve	—	—
Other GTN accrual adjustments	—	—
Product revenue, net	$20	$6

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	% Increase (Decrease)
Cost of goods sold	$88	$127	-31%

Cost of goods sold decreased by less than $0.1 million for the three months ended March 31, 2024, compared to the same period in 2023, due to a reduction in indirect overhead costs.

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

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased by $0.2 million or 4%, as compared to the same period in 2023. The decrease was primarily related to a reduction in full time employees and a reduction in marketing activities offset by $0.8 million in severance and termination expense accruals in 2024.

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

Research and development expenses increased by less than $0.1 million, or 1%, for the three months ended March 31, 2024, as compared to the same period in 2023. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2024	2023
TRV045	$2,173	$1,946
OLINVYK	241	129
TRV250	1	—
TRV027	18	47
Personnel-related costs	831	1,139
Other research and development	701	648
	$3,965	$3,909

The increase in research and development expenses incurred during the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by increased spend to advance TRV045 offset by lower personnel costs.

Total other income (expense), net

Total other income (expense), net for the three months ended March 31, 2024 was slightly lower than the same periods in the prior year primarily due to a $0.1 million, or 4%, decrease in the Change in Fair Value Warrant Liability offset by $0.1 million increase in interest income. The Change in Fair Value Warrant Liability decreased due to a $2.5 million gain on the change in fair value of our liability classified warrants in 2023 compared to $2.4 million gain in 2024.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $12.1 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At March 31, 2024, we had an accumulated deficit of $595.7 million, working capital of $18.8 million, cash and cash equivalents of $23.6 million, and restricted cash of $0.5 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes our at-the-market program with H.C. Wainwright & Co., LLC., of which there was approximately $33.7 million of available capacity as of March 31, 2024, subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

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

Net cash used in operating activities was $9.4 million and $10.9 million for the three months ended March 31, 2024 and 2023, respectively. We incurred net losses of $7.7 million and $7.8 million for those same periods. These expenses have decreased in the three months ended March 31, 2024 as compared to the same period in 2023.

Our success is dependent on finding a commercial partner for OLINVYK and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of March 31, 2024 will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(9,420)	$(10,874)
Financing activities	(3)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(9,423)	$(10,876)

Net cash used in operating activities

Net cash used in operating activities was $9.4 million for the three months ended March 31, 2024 as compared to $10.9 million for the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 includes a $7.7 million net loss as compared to $7.8 million for the prior period. The net loss was $0.1 million lower due to a decrease in selling, general and administrative expenses from the reduction of OLINVYK commercial activities and field-based headcount.

Net cash used in financing activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which was primarily due to finance lease payments.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. We expect our cash expenditures to continue to be significant in the near term as we continue to make OLINVYK available for purchase by customers, and continue to advance TRV045. Over the next twelve months, we anticipate that our total operating expenses will decrease compared to the previous twelve months.

We believe that our cash and cash equivalents as of March 31, 2024, together with interest thereon, will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to support our operations and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report.

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

There have been no material changes to our risk factors disclosed in our Annual Report for the year ended December 31, 2023, with the exception of the following risk factors. The risk factors disclosed in our Annual Report are incorporated herein by reference.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Requirement, the Equity Standard Requirement, and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

We are required to maintain a minimum bid price of $1.00 per share. On September 1, 2023, we received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was afforded an initial period of 180 calendar days, or until February 28, 2024, to regain compliance with the Minimum Bid Price Requirement. On March 1, we received a letter from Nasdaq stating that we were not eligible for a second 180-day extension period because the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market. As permitted under Nasdaq rules, we appealed Nasdaq’s determination and requested a hearing before a Nasdaq Hearings Panel (the “Panel”). The hearing took place on May 2, 2024 (the “Appeal Hearing”).

Prior to the date of the Appeal Hearing, on April 5, 2024, we received an additional letter from Nasdaq notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Standard Requirement”).

At the Appeal Hearing, we presented our plan to regain and maintain compliance with both the Minum Bid Price Requirement and the Equity Standard Requirement. All delisting actions were stayed pending a final decision by the Panel. On May 13, 2024, we received a decision letter from the Panel granting us an extension until August 28, 2024, subject to certain conditions, to regain compliance with the Nasdaq continued listing requirements, including the Minimum Bid Price Requirement and Equity Standard Requirement. All delisting actions are stayed during the additional extension period granted by the Panel following the Appeal Hearing. While we are investigating a range of options available to us to regain compliance with the Minimum Bid Price Requirement and Equity Standard Requirement, there can be no assurance that we will be able to regain compliance with the Nasdaq continued listing requirements before dates required by Nasdaq or at all.

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

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Minimum Bid Price Requirement, Equity Standard Requirement or prevent future non-compliance with The Nasdaq Stock Market’s listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2024 to March 31, 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 15, 2024

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Executive Vice President, Chief Operating Officer & Chief Financial Officer