Form 10-Q
period 2024-06-30
TREVENA INC
filed 2024-08-08
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of August 6, 2024: 21,323,333

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors,” including those that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to satisfy and maintain all applicable Nasdaq continued listing requirements;
●	our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
●	success in retaining, or changes required in, our officers, key employees or directors;
●	our sales of OLINVYK and our ability to successfully commercialize other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions; and

ii

●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties.

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,367	$32,975
Prepaid expenses and other current assets	1,664	2,230
Total current assets	18,031	35,205
Restricted cash	540	540
Property and equipment, net	1,018	1,195
Right-of-use lease assets	3,354	3,665
Total assets	$22,943	$40,605
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, net	$1,132	$2,303
Accrued expenses and other current liabilities	3,002	4,239
Lease liabilities	1,072	1,012
Total current liabilities	5,206	7,554
Loan payable, net	31,527	30,809
Leases, net of current portion	3,875	4,424
Warrant liability	1,292	5,475
Total liabilities	41,900	48,262
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 21,323,333 and 17,289,104 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	21	17
Additional paid-in capital	581,652	580,387
Accumulated deficit	(600,630)	(588,061)
Total stockholders’ deficit	(18,957)	(7,657)
Total liabilities and stockholders’ deficit	$22,943	$40,605

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$14	$21	$34	$27
License and royalty revenue	311	3,000	311	3,000
Total revenue	325	3,021	345	3,027
Operating expenses:
Cost of goods sold	103	88	191	214
Selling, general and administrative	3,598	5,138	9,443	11,227
Research and development	3,127	3,991	7,092	7,900
Total operating expenses	6,828	9,217	16,726	19,341
Loss from operations	(6,503)	(6,196)	(16,381)	(16,314)
Other income (expense):
Change in fair value of warrant liability	1,822	(763)	4,183	1,703
Other income, net	103	49	107	57
Interest income	238	323	591	612
Interest expense	(521)	(1,122)	(1,034)	(1,568)
Loss on foreign currency exchange	1	(3)	(4)	(21)
Foreign income tax expense	(31)	(300)	(31)	(300)
Total other income (expense), net	1,612	(1,816)	3,812	483
Net loss	$(4,891)	$(8,012)	$(12,569)	$(15,831)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.69)	$(0.59)	$(1.49)
Weighted average common shares outstanding, basic and diluted	21,318,073	11,580,128	21,310,772	10,592,586

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited)
(in thousands, except share data)

	Stockholders' (Deficit) Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	(Deficit) Equity
Balance, January 1, 2024	17,289,104	$17	$580,387	$(588,061)	$—	$(7,657)
Stock-based compensation expense	—	—	681	—	—	681
Exercise of pre-funded warrant	1,031,906	1	(1)	—	—	—
Net loss	—	—	—	(7,678)	—	(7,678)
Balance, March 31, 2024	18,321,010	$18	$581,067	$(595,739)	$—	$(14,654)
Stock-based compensation expense	—	—	588	—	—	588
Exercise of pre-funded warrant	1,748,000	2	(2)	—	—	—
Transfer of shares held in abeyance	1,234,380	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	19,943	—	—	—	—	—
Net loss	—	—	—	(4,891)	—	(4,891)
Balance, June 30, 2024	21,323,333	$21	$581,652	$(600,630)	$—	$(18,957)

Balance, January 1, 2023	7,744,692	$8	$563,362	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	1,230,380	1	1,568	—	—	1,569
Net loss	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	8,975,072	$9	$565,736	$(555,591)	$—	$10,154
Stock-based compensation expense	—	—	702	—	—	702
Issuance of common stock, net of issuance costs	4,116,039	4	6,500	—	—	6,504
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	2,028	—	—	—	—	—
Exercise of pre-funded warrants and related reclassification of warrant liability	619,000	1	433	—	—	434
Net loss	—	—	—	(8,012)		(8,012)
Balance, June 30, 2023	13,712,139	$14	$573,371	$(563,603)	$—	$9,782

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(12,569)	$(15,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	165
Stock-based compensation	1,269	1,508
Noncash interest expense on loan	718	746
Change in fair value of warrant liability	(4,183)	(1,703)
Change in right-of-use asset	311	269
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	566	(2,241)
Inventories	—	5
Operating lease liabilities	(484)	(429)
Accounts payable, accrued expenses and other liabilities	(2,408)	(613)
Net cash used in operating activities	(16,603)	(18,124)
Investing activities:
Purchases of property and equipment	—	(20)
Net cash used in investing activities	—	(20)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	6,504
Proceeds from exercise of pre-funded warrants	—	2
Finance lease payments	(5)	(5)
Net cash (used in) provided by financing activities	(5)	6,501
Net decrease in cash, cash equivalents and restricted cash	(16,608)	(11,643)
Cash, cash equivalents and restricted cash—beginning of period	33,515	40,280
Cash, cash equivalents and restricted cash—end of period	$16,907	$28,637
Supplemental disclosure of cash flow information:
Reclassification of warrant liability upon exercise of pre-funded warrants	$—	$2,001

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

Since its inception, the Company has incurred losses and negative cash flows from operations. At June 30, 2024, the Company had an accumulated deficit of $600.6 million. The Company’s net loss was $12.6 million and $15.8 million for the six months ended June 30, 2024 and 2023 respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of June 30, 2024 is not sufficient to fund operations for one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions, including collaborations. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As a result, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital, consummate a strategic transaction or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures, to delist from the Nasdaq Capital Market (“Nasdaq”) or to wind down operations.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of June 30, 2024, its results of operations and its comprehensive loss for the six months ended June 30, 2024 and 2023, its consolidated statements of stockholders’ equity for the period from January 1, 2024 to June 30, 2024 and for the period January 1, 2023 to June 30, 2023, and its consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation (which was later converted to a limited liability company, Trevena Royalty, LLC), Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$951	$951	$—	$—
Money Market Funds	15,416	15,416	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$16,907	$16,907	$—	$—
Liabilities:
Warrant Liability	1,292	—	—	1,292
Total liabilities measured and recorded at fair value	$1,292	$—	$—	$1,292

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,159	$3,159	$—	$—
Money Market Funds	29,816	29,816	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$33,515	$33,515	$—	$—
Liabilities:
Warrant Liability	5,475	—	—	5,475
Total liabilities measured and recorded at fair value	$5,475	$—	$—	$5,475
(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2024.

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

The assumptions used to estimate the fair value were as follows:

	June 30, 2024	December 31, 2023
Expected term of warrants (in years)	4.8	5.3
Risk-free interest rate	4.3%	3.8%
Expected volatility	115.84%	128.26%
Dividend yield	—%	—%

The following is a roll forward of the December 2023 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2023	$5,475
Change in fair value	(4,183)
Balance, June 30, 2024	$1,292

Warrants

As of June 30, 2024, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
December 2023 Offering Warrants	Liability	8,648,666	0.70	4/19/2029
R-Bridge warrants	Equity	200,000	20.50	4/14/2025
Other warrants	Equity	4,114	90.38 - 265.48	9/19/2024 - 3/31/2027
		8,852,780

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

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$896	$896
Inventory Valuation Adjustment	(896)	(896)
Total Inventories	$-	$-

The Company recorded an inventory valuation adjustment of $0.9 million during the year ended December 31, 2023. The valuation adjustment was recorded to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales.

5. Loan Payable

In April 2022, the Company, through its wholly owned subsidiary, Trevena SPV2 LLC (“SPV2”), entered into a royalty-based loan agreement (as amended, the “Loan Agreement”) with R-Bridge, pursuant to which the Company was eligible to receive up to $40.0 million in term loan borrowings (the “Royalty Financing”). Term loan borrowings under the Royalty Financing were to be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million was to become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023 and the Company elected to receive such proceeds.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

June 30,
2024
Principal and accreted interest	$32,851
Unamortized debt discount	(1,324)
Loans payable, net	$31,527

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

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At June 30, 2024, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants. Interest expense is imputed based on the estimated loan repayment period, which takes into consideration estimated future revenue in the United States and China. Changes in estimates are recognized prospectively and may have a material impact on liability balance. As of June 30, 2024, the effective interest rate was 5.8%.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $20.50 per share and will be exercisable for a period of three years from the date of issuance. In July 2024, these warrants were amended to reduce the exercise price to $0.28 and extend the exercise period to five years from the date of the Amendment (as defined below). The Company concluded the warrants were a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method. During the six months ended June 30, 2024, the Company recognized interest expense of $0.7 million, of which $0.1 million pertained to the amortization of the debt discount.

In July 2024, the Company amended the Loan Agreement (the “Amendment”) with respect to the second tranche for $10.0 million. In connection with the Amendment, the Company received a $2.0 million payment from R-Bridge and is eligible to receive an additional $8.0 million based upon achievement of certain US partnering and US commercial milestones for OLINVYK. In connection with the Amendment, (i) the ownership of certain OLINVYK Chinese IP that had been previously pledged to R-Bridge under the Royalty Financing was transferred to R-Bridge, (ii)

warrants that had been previously issued to R-Bridge as part of the Royalty Financing were amended to reduce the exercise price and to extend the exercise period to five years from the date of the Amendment, (iii) the existing cap on US royalty payable to R-Bridge was increased from $10 million to $12 million (with no minimum or fixed payments), and (iv) R-Bridge agreed to forgive $10.0 million that was outstanding to them prior to the Amendment.

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

6. Stockholders’ (Deficit) Equity

Equity Offerings

Under its Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), the Company was authorized to issue up to 200,000,000 shares of common stock as of June 30, 2024. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of June 30, 2024. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

December 2023 Equity Offering and Warrant issuance

On December 28, 2023, the Company and a single investor entered into a securities purchase agreement whereby the Company issued 2,779,906 pre-funded warrants (the “Pre-Funded Warrants”) with an initial exercise price of $0.001 per share for $0.70 per Pre-Funded Warrant, which are exercisable immediately and do not expire. In addition, the investor received 2,779,906 common stock warrants with an initial exercise price of $0.70 per share, which are exercisable through April 19, 2029.

Concurrent with the execution of the securities purchase agreement above, the Company and the investor entered into an inducement agreement whereby the Company agreed to reduce the exercise price of 2,934,380 warrants (the “Existing Warrants”) held by the investor from prior equity offerings. The weighted average exercise price of the Existing Warrants was $3.35 per share and was reduced to $0.70 per share in exchange for the investor agreeing to immediately exercise the ExistingWarrants. Of the Existing Warrants exercised, 1,234,380 were held in abeyance for the benefit of the holder due to certain beneficial ownership limitations and these shares were subsequently issued to the investor on June 26, 2024. In addition to reducing the exercise price, the Company issued 5,868,760 common stock warrants (the “Inducement Warrants”) to the investor with an initial exercise price of $0.70 per share, which are exercisable through April 19, 2029. The fair value of the Inducement Warrants and the change in fair value of the Existing Warrants resulting from the reduction in the exercise price totaling $4.2 million was accounted for as equity issuance costs in the consolidated statement of operations.

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

Equity Incentive Plan

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Research and development	$295	$295
Selling, general and administrative	974	1,213
Total stock-based compensation	$1,269	$1,508

Stock Options

A summary of stock option activity and related information through June 30, 2024 follows:

	Options Outstanding
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
	Number of		Exercise	Term
	Shares		Price	(in years)
Balance, December 31, 2023	403,484		$35.68	6.81
Granted	82,200		0.40
Exercised	—		—
Forfeited/Cancelled	(30,314)	`	36.20
Balance, June 30, 2024	455,370		$29.28	6.83
Vested or expected to vest at June 30, 2024	455,370		$29.28	6.83
Exercisable at June 30, 2024	330,769		$38.04	5.87

The aggregate intrinsic value of options exercisable as of June 30, 2024, was zero, based on the difference between the Company’s closing stock price of $0.218 and the exercise price of each stock option.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the six months ended June 30, 2024 and 2023 was estimated at $0.33 and $0.81 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2024	2023
Expected term of options (in years)	5.5	5.5
Risk-free interest rate	4.2%	3.9%
Expected volatility	118.5%	105.5%
Dividend yield	—%	—%

Restricted Stock Units

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2023	1,602,588	$2.05
Granted	—	—
Vested	(28,150)	3.45
Forfeited/Cancelled	(158,146)	1.88
Non-vested at June 30, 2024	1,416,292	$2.04

For the six months ended June 30, 2024, the Company recorded $0.8 million in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of June 30, 2024, there was $1.8 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 2.03 years.

Shares Available for Future Grant

At June 30, 2024, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2023 Plan	Plan
Available at December 31, 2023	253,463	12,000
Authorized	—	—
Granted	(82,200)	—
Shares withheld for taxes not issued	8,207	—
Forfeited/Cancelled	188,460	—
Available at June 30, 2024	367,930	12,000

Shares Reserved for Future Issuance

At June 30, 2024, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	262,420
Stock options outstanding under 2023 Plan	184,950
Restricted stock units outstanding under 2013 Plan	1,416,292
Stock options outstanding under Inducement Plan	8,000
Warrants outstanding	8,852,780
Total shares of common stock reserved for future issuance	10,724,442

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,354	$3,665
Other current lease liabilities	1,062	1,002
Operating lease liabilities	3,873	4,417
Total operating lease liabilities	$4,935	$5,419

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(18)	(13)
Property and equipment, net	11	16
Other current lease liabilities	10	10
Other long-term liabilities	2	7
Total finance lease liabilities	$12	$17

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease expense	$351	$349	$739	$746
Other income	(370)	(347)	(720)	(697)
Total operating lease costs	$(19)	$2	$19	$49

Finance lease costs:
Amortization of right-of-use assets	3	2	5	5
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$3	$2	$5	$5

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(166)	$(209)
Financing cash flows from finance leases	(5)	(5)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2024 (July 1 - December 31)	730	5
2025	1,474	8
2026	1,498	—
2027	1,523	—
2028	640	—
Total minimum lease payments	$5,865	$13
Less: imputed interest	(930)	(1)
Lease liability	$4,935	$12

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2024 (April 1 - December 31)	580
2025	1,178
2026	1,198
2027	1,166
2028	254
Total minimum lease payments	$4,376

Weighted average lease term and discount rates are as follows:

	Six Months Ended June 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the six months ended June 30, 2024 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2024	$2	19	9
Provision related to sales recorded in the period	1	6	6
Credits / payments during the period	—	(4)	—
Adjustments related to prior period sales	—	—	—
Balance, June 30, 2024	$3	$21	$15

As of June 30, 2024, the Company’s outstanding accounts receivable of $39,000 was offset by the trade receivable allowances presented above.

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

For the three and six months ended June 30, 2024 and 2023, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Pharmbio Korea Inc.	$—	$—	$—	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	3,000	—	3,000
Total license revenues	$—	$3,000	$—	$3,000
Jiangsu Nhwa Pharmaceutical Co. Ltd.	311	—	311	—
Total royalty revenues	$311	$—	$311	$—
Total license and royalty revenues	$311	$3,000	$311	$3,000

Royalty revenue recorded for the three and six months ended June 30, 2024, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge.

License revenue recorded for the six months ended June 30, 2023 related to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share calculation:
Net loss	$(4,891)	$(8,012)	$(12,569)	$(15,831)
Weighted average common shares outstanding	21,318,073	11,580,128	21,310,772	10,592,586
Net loss per share of common stock - basic and diluted	$(0.23)	$(0.69)	$(0.59)	$(1.49)

The following outstanding securities at June 30, 2024 and 2023 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	June 30,
	2024	2023
Options outstanding	455,370	421,564
RSUs outstanding	1,416,292	781,235
Warrants outstanding	8,852,780	3,145,394
Total	10,724,442	4,348,193

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

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of June 30, 2024, we had an accumulated deficit of $600.6 million. Our net loss was $12.6 million and $15.8 million for the six months ended June 30, 2024 and 2023, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and successfully commercialize TRV045 or TRV734.

We expect to incur significant expenses and operating losses for the foreseeable future even as we eliminate commercial support for OLINVYK and continue the development and clinical trials of our other product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential strategic transactions, including collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Approval of Reverse Stock Split

On June 13, 2024 we held our 2024 Annual Meeting of Stockholders (the “Annual Meeting”).  At the Annual Meeting, we sought stockholder approval to approve, among other things, an amendment to our Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to effect a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-2 and 1-for-25, at any time prior to August 28, 2024, with the exact ratio to be set within that range at the discretion of the Board of Directors (the “Reverse Stock Split Proposal”). The Reverse Stock Split Proposal was approved by our stockholders at the Annual Meeting.

$2.0 Million Non-Dilutive Financing Tranche Received and Reduction in Outstanding Liabilities in Connection with Existing ex-US Royalty Financing

In April 2022, we, through our wholly owned subsidiary, “SPV2,” entered into the Loan Agreement with R-Bridge, pursuant to which we may be eligible to receive up to $40.0 million in term loan borrowings. Term loan borrowings under the Royalty Financing were to be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million was to become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million was advanced in September 2023 upon the first commercial sale of OLINVYK in China.

In July 2024, we and R-Bridge amended the Loan Agreement (the “Amendment”) with respect to the second tranche for $10.0 million. In connection with the Amendment, we received a $2.0 million payment from R-Bridge and are eligible to receive an additional $8.0 million based upon achievement of certain US partnering and US commercial milestones for OLINVYK. In connection with the Amendment, (i) the ownership of certain OLINVYK Chinese IP which had been previously pledged to R-Bridge under the Royalty Financing was transferred to R-Bridge, (ii) warrants that had issued to R-Bridge as part of the Royalty Financing were amended to reduce the exercise price to $0.28 and extended the exercise period to five years from the date of the Amendment, and (iii) the existing cap on US royalty payable to R-Bridge was increased from $10 million to $12 million (with no minimum or fixed payments) and (iv) R-bridge agreed to forgive $10.0 million that was outstanding to them prior to the Amendment.

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

On May 13, 2024, we received a decision letter from the Panel granting us an extension until August 28, 2024, subject to certain conditions, to regain compliance with certain Nasdaq continued listing requirements. All delisting actions are stayed during the additional extension period granted by the Panel following the Appeal Hearing. While we are investigating a range of options available to us to regain compliance with the Minimum Bid Price Requirement and Equity Standard Requirement, there can be no assurance that we will be able to regain compliance with the Nasdaq continued listing requirements before the dates required by Nasdaq or at all.

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

Loan Payable

In April 2022, the Company’s wholly owned subsidiary, SPV2, entered into a Loan Agreement with R-Bridge, pursuant to which the Company may be eligible to receive up to $40.0 million in term loan borrowings. Term loan borrowings were to be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million was to become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million was received in August 2023 upon the first commercial sale of OLINVYK in China.

In July 2024, we entered into an amendment to the Loan Agreement with R-Bridge with respect to the second tranche of term loan borrowings. In connection with the Amendment, the Company received a $2.0 million payment from R-Bridge and is eligible to receive an additional $8.0 million based upon achievement of certain US partnering and US commercial milestones for OLINVYK. In addition, the outstanding liability in connection with the Royalty

Financing was reduced by $10.0 million. Also as part of the Amendment, (i) certain OLINVYK Chinese IP that had been previously pledged to R-Bridge under the Royalty Financing was transferred to R-Bridge, (ii) warrants that had previously been issued to R-Bridge as part of the Royalty Financing were amended to reduce the exercise price and to extend the exercise period to five years from the date of the Amendment, and (iii) the existing cap on US royalty payable to R-Bridge was increased from $10 million to $12 million (with no minimum or fixed payments).

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

Recent Accounting Pronouncements

None.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Revenue:
Product revenue	$14	$21	$(7)	$34	$27	$7
License revenue	311	3,000	(2,689)	311	3,000	(2,689)
Total revenue	325	3,021	(2,696)	345	3,027	(2,682)
Operating expenses:
Cost of goods sold	103	88	15	191	214	(23)
Selling, general and administrative	3,598	5,138	(1,540)	9,443	11,227	(1,784)
Research and development	3,127	3,991	(864)	7,092	7,900	(808)
Total operating expenses	6,828	9,217	(2,389)	16,726	19,341	(2,615)
Loss from operations	(6,503)	(6,196)	(307)	(16,381)	(16,314)	(67)
Other income (expense):
Change in fair value of warrant liability	1,822	(763)	2,585	4,183	1,703	2,480
Other income, net	103	49	54	107	57	50
Interest income	238	323	(85)	591	612	(21)
Interest expense	(521)	(1,122)	601	(1,034)	(1,568)	534
Loss on foreign currency transactions	1	(3)	4	(4)	(21)	17
Foreign income tax expense	(31)	(300)	269	(31)	(300)	269
Total other income (expense), net	1,612	(1,816)	3,428	3,812	483	3,329
Net Loss	$(4,891)	$(8,012)	$3,121	$(12,569)	$(15,831)	$3,262

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three and six months ended June 30, 2024, we recorded $14,000 and $34,000, respectively, in product revenue from the shipment of drug product to wholesalers. For the three and six months ended June 30, 2023, we recorded $21,000 and $27,000, respectively, in product revenue from the shipment of drug product to wholesalers.

Royalty revenue recorded for the three and six months ended June 30, 2024, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge.

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

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (“ASCs”) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Based on information from our wholesalers, sales from our wholesalers to hospitals and ASCs, which we refer to as commercial sell through, have occurred, at a low level, every quarter since our commercial launch in February 2021. Commercial sell through of OLINVYK from our wholesalers to hospitals and ASCs for the three and six months ended June 30, 2024 was approximately $22,000 and $49,000, respectively. Commercial sell through from our wholesalers to hospitals and ASCs for the three and six months ended June 30, 2023 was approximately $24,000 and $38,000, respectively.

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

We incorporate these factors as we consider the need for any adjustment for slow-moving or obsolete product on a quarterly basis.

Gross product revenue, and adjustments applied to calculate net product revenue, are set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Product revenue, gross	$21	$27	$49	$34
GTN Accruals
Chargebacks and cash discounts	(3)	(2)	(7)	(3)
Returns	(2)	(1)	(3)	(1)
Other rebates, discounts and adjustments	(2)	(3)	(5)	(3)
Total GTN Accruals	(7)	(6)	(15)	(7)
Product revenue	14	21	34	27
Adjustments to prior period accruals
Returns reserve	—	—	—	—
Other GTN accrual adjustments	—	—	—	—
Product revenue, net	$14	$21	$34	$27

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Cost of goods sold	$103	$88	17%	$191	$214	(11%)

Cost of goods sold increased by less than $0.1 million for the three months ended June 30, 2024, compared to the same period in 2023, due to a slight increase in third party logistics costs. Cost of goods sold decreased by less than $0.1 million for the six months ended June 30, 2024, compared to the same period in 2023, due to a reduction in indirect overhead costs.

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

Selling, general and administrative expenses for the three months ended June 30, 2024, decreased by $1.5 million, or 30%, as compared to the same period in 2023 and decreased by $1.8 million, or 16%, for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily related to a reduction in full time employees and a reduction in marketing activities.

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

Research and development expenses decreased by $0.9 million, or 22%, for the three months ended June 30, 2024, as compared to the same period in 2023, and decreased by $0.8 million, or 10%, for the six months ended June 30,

2024, as compared to the same period in 2023. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
TRV045	$1,538	$2,282	$3,711	$4,228
OLINVYK	175	217	416	347
TRV250	3	(24)	4	(24)
TRV027	23	38	41	85
Personnel-related costs	770	734	1,601	1,873
Other research and development	618	744	1,319	1,391
	$3,127	$3,991	$7,092	$7,900

The decrease in research and development expenses incurred during the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by decreased spend on TRV045 studies that were completed in 2023 and due to lower personnel costs

Total other income (expense), net

Total other income (expense), net for the three and six months ended June 30, 2024 increased by $3.4 million and $3.3 million respectively, as compared to the same periods in 2023. The increase was driven by a $2.6 million increase in the change in fair value of the warrant liability and a $0.9 million decrease in interest expense and foreign income tax expense for the three months ended June 30, 2024. For the six months ended June 30, 2024, the increase was driven by a $2.5 million increase in the change in fair value of the warrant liability and a $0.8 million decrease in interest expense and foreign income tax expense.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $12.1 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At June 30, 2024, we had an accumulated deficit of $600.6 million, working capital of $12.8 million, cash and cash equivalents of $16.4 million, and restricted cash of $0.5 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes our at-the-market program with H.C. Wainwright & Co., LLC., of which there was approximately $33.7 million of available capacity as of June 30, 2024, subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

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

Net cash used in operating activities was $16.6 million and $18.1 million for the six months ended June 30, 2024 and 2023, respectively. We incurred net losses of $12.6 million and $15.8 million for those same periods. These expenses have decreased in the six months ended June 30, 2024 as compared to the same period in 2023.

Our success is dependent on finding a commercial partner for OLINVYK and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of June 30, 2024 will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern. In addition, our ability to regain compliance with the Nasdaq Equity Standard Requirement is dependent on obtaining adequate capital. If we fail to do so, our common stock will be delisted from Nasdaq.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(16,603)	$(18,124)
Investing activities	—	(20)
Financing activities	(5)	6,501
Net decrease in cash, cash equivalents and restricted cash	$(16,608)	$(11,643)

Net cash used in operating activities

Net cash used in operating activities was $16.6 million for the six months ended June 30, 2024 as compared to $18.1 million for the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2024 includes a $12.6 million net loss as compared to $15.8 million for the prior period. The net loss was $3.2 million lower due to a decrease in selling, general and administrative expenses from the reduction of OLINVYK commercial activities and field-based headcount.

Net cash used in investing activities

Net cash used in investing activities was $0.0 million for the six months ended June 30, 2024, as compared to $20,000 for the six months ended June 30, 2023. The decrease is due to capital expenditures related to cybersecurity and technology updates in 2023.

Net cash (used in) provided by financing activities

Net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2024, which was primarily due to finance lease payments.

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

We believe that our cash and cash equivalents as of June 30, 2024, together with interest thereon, will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to support our operations and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report.

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

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Requirement, the Equity Standard Requirement, and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurance that we will be able to comply with the applicable listing standards.

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

At the Appeal Hearing, we presented our plan to regain and maintain compliance with both the Minum Bid Price Requirement and the Equity Standard Requirement. All delisting actions were stayed pending a final decision by the Panel. On May 13, 2024, we received a decision letter from the Panel granting us an extension until August 28, 2024, subject to certain conditions, to regain compliance with certain Nasdaq continued listing requirements. All delisting actions are stayed during the additional extension period granted by the Panel following the Appeal Hearing. While we are investigating a range of options available to us to regain compliance with the Minimum Bid Price Requirement and Equity Standard Requirement, there can be no assurance that we will be able to regain compliance with the Nasdaq continued listing requirements before dates required by Nasdaq or at all.

On June 13, 2024, our stockholders approved a proposal to amend our Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-2 and 1-for-25 (the “Reverse Stock Split”), at any time prior to August 28, 2024, with the exact ratio to be set within that range at the discretion of the Board of Directors without further action by our stockholders. We may implement the Reverse Stock Split, as a means to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that, if we were to effect the Reverse Stock Split, the Reverse Stock Split would cause our common stock to satisfy the Minimum Bid Price Requirement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2024 to June 30, 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 8, 2024

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Executive Vice President, Chief Operating Officer & Chief Financial Officer