Form 10-Q
period 2024-09-30
TREVENA INC
filed 2024-11-07
CIK 1429560

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36193

Trevena, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1469215 (I.R.S. Employer Identification No.)

955 Chesterbrook Boulevard, Suite 110 Chesterbrook, PA (Address of Principal Executive Offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: (610) 354-8840

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TRVN	OTC Pink Open Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value	Shares outstanding as of November 5, 2024: 863,788

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but also are contained elsewhere in this Quarterly Report, as well as in sections such as “Risk Factors,” including those that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, or the “Annual Report.” In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
●	the volatility of the trading price of our common stock and our ability to maintain an active trading market in our common stock, especially in light of the trading of our common stock on the OTC Pink Open Market;
●	success in retaining, or changes required in, our officers, key employees or directors;
●	our sales of OLINVYK and our ability to successfully commercialize other product candidates for which we may obtain regulatory approval;
●	our sales, marketing and manufacturing capabilities and strategies;
●	any ongoing or planned clinical trials and nonclinical studies for our product candidates;
●	the extent of future clinical trials potentially required by the U.S. Food and Drug Administration for our product candidates;
●	our ability to fund future operating expenses and capital expenditures with our current cash resources or to secure additional funding in the future;
●	the timing and likelihood of obtaining and maintaining regulatory approvals for our product candidates;
●	our plan to develop and potentially commercialize our product candidates;
●	the clinical utility and potential market acceptance of our product candidates, particularly in light of existing and future competition;
●	the size of the markets for our product candidates;
●	the performance of third-parties upon which we depend, including contract manufacturing organizations, suppliers, contract research organizations, distributors and logistics providers;
●	our ability to identify or acquire additional product candidates with significant commercial potential that are consistent with our commercial objectives;
●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions; and

ii

●	our intellectual property position and our ability to obtain and maintain patent protection and defend our intellectual property rights against third parties.

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

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TREVENA, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,462	$32,975
Restricted cash	282	—
Prepaid expenses and other current assets	991	2,230
Total current assets	14,735	35,205
Restricted cash, net of current portion	340	540
Property and equipment, net	923	1,195
Right-of-use lease assets	3,190	3,665
Total assets	$19,188	$40,605
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, net	$918	$2,303
Accrued expenses and other current liabilities	3,164	4,239
Current portion of loans payable, net	902	—
Lease liabilities	1,102	1,012
Total current liabilities	6,086	7,554
Loans payable, net	31,972	30,809
Leases, net of current portion	3,588	4,424
Warrant liability	851	5,475
Total liabilities	42,497	48,262
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 854,769 and 691,109 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	582,259	580,403
Accumulated deficit	(605,569)	(588,061)
Total stockholders’ deficit	(23,309)	(7,657)
Total liabilities and stockholders’ deficit	$19,188	$40,605

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$(21)	$1	$13	$28
License and royalty revenue	304	179	615	3,179
Total revenue	283	180	628	3,207
Operating expenses:
Cost of goods sold	114	175	305	389
Selling, general and administrative	3,880	4,572	13,323	15,799
Research and development	1,866	4,260	8,958	12,160
Total operating expenses	5,860	9,007	22,586	28,348
Loss from operations	(5,577)	(8,827)	(21,958)	(25,141)
Other income (expense):
Change in fair value of warrant liability	441	682	4,624	2,385
Other income, net	38	61	145	118
Interest income	190	377	781	989
Interest expense	(1)	(210)	(1,035)	(1,778)
Loss on foreign currency exchange	—	(13)	(4)	(34)
Foreign income tax expense	(30)	—	(61)	(300)
Total other income, net	638	897	4,450	1,380
Net loss	$(4,939)	$(7,930)	$(17,508)	$(23,761)
Per share information:
Net loss per share of common stock, basic and diluted	$(5.79)	$(14.20)	$(20.54)	$(50.65)
Weighted average common shares outstanding, basic and diluted	852,801	558,564	852,253	469,149

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited)
(in thousands, except share data)

	Stockholders' (Deficit) Equity
					Accumulated
	Common Stock				Other
	Number	$0.001	Additional		Comprehensive	Total
	of	Par	Paid-in	Accumulated	Income	Stockholders'
	Shares	Value	Capital	Deficit	(Loss)	(Deficit) Equity
Balance, January 1, 2024	691,109	$1	$580,403	$(588,061)	$—	$(7,657)
Stock-based compensation expense	—	—	681	—	—	681
Exercise of pre-funded warrant	41,276	—	—	—	—	—
Net loss	—	—	—	(7,678)	—	(7,678)
Balance, March 31, 2024	732,385	$1	$581,084	$(595,739)	$—	$(14,654)
Stock-based compensation expense	—	—	588	—	—	588
Exercise of pre-funded warrant	69,920	—	—	—	—	—
Transfer of shares held in abeyance	49,375	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	797	—	—	—	—	—
Net loss	—	—	—	(4,891)	—	(4,891)
Balance, June 30, 2024	852,477	$1	$581,672	$(600,630)	$—	$(18,957)
Stock-based compensation expense	—	—	556	—	—	556
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	2,292	—	—	—	—	—
Warrant amendment	—	—	31	—	—	31
Net loss	—	—	—	(4,939)	—	(4,939)
Balance, September 30, 2024	854,769	$1	$582,259	$(605,569)	$—	$(23,309)

Balance, January 1, 2023	313,004	$3	$563,367	$(547,772)	$1	$15,599
Stock-based compensation expense	—	—	806	—	—	806
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Exercise of pre-funded warrants and related reclassification of warrant liability	49,215	1	1,568	—	—	1,569
Net loss	—	—	—	(7,819)	—	(7,819)
Balance, March 31, 2023	362,219	$4	$565,741	$(555,591)	$—	$10,154
Stock-based compensation expense	—	—	702	—	—	702
Issuance of common stock, net of issuance costs	164,641	2	6,502	—	—	6,504
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	28	—	—	—	—	—
Exercise of pre-funded warrants and related reclassification of warrant liability	24,760	—	434	—	—	434
Net loss	—	—	—	(8,012)		(8,012)
Balance, June 30, 2023	551,648	$6	$573,379	$(563,603)	$—	$9,782
Stock-based compensation expense	—	—	689	—	—	689
Issuance of common stock, net of issuance costs	40,360	—	1,008	—	—	1,008
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	2	—	—	—	—	—
Net loss	—	—	—	(7,930)	—	(7,930)
Balance, September 30, 2023	592,010	$6	$575,076	$(571,533)	$—	$3,549

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(17,508)	$(23,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272	249
Stock-based compensation	1,825	2,197
Noncash interest expense on loan	717	1,004
Change in fair value of warrant liability	(4,624)	(2,385)
Change in right-of-use asset	475	411
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,239	(1,454)
Inventories	—	6
Operating lease liabilities	(738)	(656)
Accounts payable, accrued expenses and other liabilities	(2,764)	(2,661)
Net cash used in operating activities	(21,106)	(27,050)
Investing activities:
Purchases of property and equipment	—	(20)
Net cash used in investing activities	—	(20)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	7,513
Proceeds from exercise of pre-funded warrants	—	2
Finance lease payments	(8)	(8)
Proceeds from debt	1,683	14,775
Net cash provided by financing activities	1,675	22,282
Net decrease in cash, cash equivalents and restricted cash	(19,431)	(4,788)
Cash, cash equivalents and restricted cash—beginning of period	33,515	40,280
Cash, cash equivalents and restricted cash—end of period	$14,084	$35,492
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$801
Reclassification of warrant liability upon exercise of pre-funded warrants	$—	$2,001

See accompanying notes to consolidated financial statements.

TREVENA, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

1. Organization and Description of the Business

Trevena, Inc., or the Company, is a biopharmaceutical company focused on the development and commercialization of novel medicines for patients affected by central nervous system, or CNS, disorders. The Company operates in one segment and has its principal office in Chesterbrook, Pennsylvania.

Since commencing operations in 2007, the Company has devoted substantially all of its financial resources and efforts to commercialization and research and development, including nonclinical studies and clinical trials. The Company has never been profitable. In late 2017, the Company submitted a new drug application, or NDA, for OLINVYK® (OLINVYK) injection, or OLINVYK, to the United States Food and Drug Administration, or the FDA. In August 2020, the FDA approved the NDA for OLINVYK and the Company initiated commercial launch of OLINVYK in the first quarter of 2021. While OLINVYK remains available for purchase by customers, we have substantially eliminated commercial support for the product to preserve capital as we explore strategic alternatives.

Since its inception, the Company has incurred losses and negative cash flows from operations. At September 30, 2024, the Company had an accumulated deficit of $605.6 million. The Company’s net loss was $17.5 million and $23.8 million for the nine months ended September 30, 2024 and 2023 respectively. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects that its existing balance of cash and cash equivalents as of September 30, 2024 is not sufficient to fund operations for one year after the date of this filing and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions, including collaborations. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. As a result, management concluded that such plans do not alleviate the substantial doubt. If the Company is unable to raise sufficient additional capital, consummate a strategic transaction or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures, or to wind down operations.

2. Summary of Significant Accounting Policies

Reverse Stock Split

On August 13, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-25 reverse stock split pursuant to which each 25 shares of the Company’s issued and outstanding common stock immediately prior to the effective time, which was 12:01 am ET on August 13, 2024, were combined into one share of the Company’s common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.13 per share for such fractional interests.

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

The consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s consolidated balance sheets as of September 30, 2024, its results of operations and its comprehensive loss for the nine months ended September 30, 2024 and 2023, its consolidated statements of stockholders’ equity for the period from January 1, 2024 to September 30, 2024 and for the period January 1, 2023 to September 30, 2023, and its consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Principles of Consolidation

In connection with the royalty-based financing agreement disclosed in Note 5, the Company established three wholly owned subsidiaries, Trevena Royalty Corporation (which was later converted to a limited liability company, Trevena Royalty, LLC), Trevena SPV1 LLC and Trevena SPV2 LLC to facilitate the financing. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table presents fair value of the Company’s cash, cash equivalents, restricted cash and warrant liability as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$2,364	$2,364	$—	$—
Money Market Funds	11,098	11,098	—	—
Restricted Cash	622	622	—	—
Total assets measured and recorded at fair value	$14,084	$14,084	$—	$—
Liabilities:
Warrant Liability	851	—	—	851
Total liabilities measured and recorded at fair value	$851	$—	$—	$851

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description:	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,159	$3,159	$—	$—
Money Market Funds	29,816	29,816	—	—
Restricted Cash	540	540	—	—
Total assets measured and recorded at fair value	$33,515	$33,515	$—	$—
Liabilities:
Warrant Liability	5,475	—	—	5,475
Total liabilities measured and recorded at fair value	$5,475	$—	$—	$5,475

(1)	The fair value of Level 1 securities is estimated based on quoted prices in active markets for identical assets or liabilities.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2024.

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

The assumptions used to estimate the fair value were as follows:

	September 30, 2024	December 31, 2023
Expected term of warrants (in years)	4.6	5.3
Risk-free interest rate	3.6%	3.8%
Expected volatility	123.48%	128.26%
Dividend yield	—%	—%

The following is a roll forward of the December 2023 Offering common stock warrant liability (in thousands):

Warrant Liability
Balance, December 31, 2023	$5,475
Change in fair value	(4,624)
Balance, September 30, 2024	$851

Warrants

As of September 30, 2024, the Company had the following common stock warrants outstanding:

	Classification	Warrants	Exercise Price	Expiration Date
December 2023 Offering Warrants	Liability	345,946	$ 17.50	4/19/2029
R-Bridge warrants	Equity	8,000	$ 7.00	7/3/2029
Other warrants	Equity	154	$ 2,259.00 - 6,637.00	12/23/2025 - 3/31/2027
		354,100

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

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$1,156	$3,101
Inventory Valuation Adjustment	(1,156)	(3,101)
Total Inventories	$-	$-

As of September 30, 2024 and December 31, 2023, the Company fully reserved finished goods to account for slow moving or obsolete inventory due to uncertainty of commercial activities and future expected OLINVYK sales. Subsequent disposals of product nearing product expiration and shipments of OLINVYK to customers result in a reduction to finished goods and a corresponding reduction to the inventory reserve. During the three months ended September 30, 2024, the Company disposed of $1.9 million of inventory nearing product expiration. For the nine months ended September 30, 2024, there were $17,000 of shipments to customers.

5. Loans Payable

In April 2022, the Company, through its wholly owned subsidiary, Trevena SPV2 LLC (“SPV2”), entered into a royalty-based loan agreement (as amended, the “Loan Agreement”) with R-Bridge, pursuant to which the Company was eligible to receive up to $40.0 million in term loan borrowings (the “Royalty Financing”). Term loan borrowings under the Royalty Financing were to be advanced in three tranches. The first tranche of $15.0 million was advanced in April 2022. The second tranche of $10.0 million was to become available upon achievement of either a commercial or financing milestone as set forth in the Loan Agreement. The third tranche of $15.0 million became available upon the first commercial sale of OLINVYK in China which occurred in August 2023, and the Company elected to receive such proceeds.

The following table summarizes the impact of the Loan Agreement on the Company’s consolidated balance sheet as follows (in thousands):

September 30,
2024
Principal and accreted interest	$34,546
Unamortized debt discount	(1,672)
Carrying Value	$32,874
Current portion of loans payable, net	(902)
Loans payable, net	$31,972

The term loans mature on the earlier of (i) the fifteen (15) year anniversary of the closing date in March 2022 and (ii) the date on which the license agreement with Nhwa expires. Repayment of any borrowings and related interest will be made quarterly beginning June 30, 2022. Repayment will be in the form of (i) a 4.0% royalty payment on the Company’s net sales of OLINVYK in the United States and (ii) proceeds from royalties from the Company’s license agreement with Nhwa. As a result of Nhwa obtaining Chinese approval of OLINVYK in May 2023, royalties from net sales of OLINVYK in the United States are capped at $10.0 million in accordance with the Loan Agreement. Upon a change in control or in the event the Company elects to repay any outstanding borrowings prior to their contractual maturity, SPV2 is required to pay a control premium equal to the greater of (i) principal and interest and (ii) $10.0 million or $20.0 million depending on the timing in which the triggering event occurs as further provided in the Loan Agreement.

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

Repayments of all borrowings, interest and other related payments, under the Loan Agreement are secured by substantially all of the assets associated with the license agreement with Nhwa, the Chinese intellectual property related to OLINVYK, and deposit accounts established to hold amounts received on account for repayment of the borrowings and related interest under the Loan Agreement. The Loan Agreement contains certain customary affirmative and negative covenants and contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be due on demand. At September 30, 2024, there were no events of default pursuant to the Loan Agreement and the Company was in compliance with all covenants. Interest expense is imputed based on the estimated loan repayment period, which takes into consideration estimated future revenue in the United States and China. Changes in estimates are recognized prospectively and may have a material impact on liability balance.

In connection with the first tranche borrowings in April 2022, the Company issued a warrant to R-Bridge to purchase 8,000 shares of the Company’s common stock at an initial exercise price of $512.50 per share and will be exercisable for a period of three years from the date of issuance. In July 2024, these warrants were amended to reduce the exercise price to $7.00 and extend the exercise period to five years from the date of the Amendment (as defined below). The Company concluded the warrants were a freestanding equity-classified instrument to which the proceeds from the first tranche was allocated across the debt and warrant on a relative fair value basis. In addition, the Company incurred lender fees and third-party costs of $0.5 million each and were netted against the proceeds allocated to the debt and warrant. Fees netted against debt proceeds represent a debt discount and are amortized into interest expense using the effective interest method.

In July 2024, the Company amended the Loan Agreement (the “Amendment”) with respect to the second tranche for $10.0 million. In connection with the Amendment, the Company received a $2.0 million payment from R-Bridge and is eligible to receive an additional $8.0 million based upon achievement of certain US partnering and US commercial milestones for OLINVYK. In connection with the Amendment, (i) the ownership of certain OLINVYK Chinese IP that had been previously pledged to R-Bridge under the Royalty Financing was transferred to R-Bridge, (ii)

warrants that had been previously issued to R-Bridge as part of the Royalty Financing were amended to reduce the exercise price and to extend the exercise period to five years from the date of the Amendment, (iii) the existing cap on US royalty payable to R-Bridge was increased from $10.0 million to $12.0 million (with no minimum or fixed payments), and (iv) R-Bridge agreed to forgive $10.0 million that was outstanding to them prior to the Amendment. This $10.0 million forgiveness was determined to be a troubled debt restructuring and therefore no gain will be recognized by the Company for accounting purposes.

The Company does not expect its existing balance of cash and cash equivalents as of September 30, 2024 to be sufficient to fund operations for one year after the date of this filing, and management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. In consideration of the foregoing, the Amendment was determined to be a troubled debt restructuring. In connection with this analysis, R-Bridge was deemed to have granted a concession as the calculated effective borrowing rate after the Amendment was lower than immediately prior to the Amendment. As a result, no gain was recognized for the concession since the Amendment is being accounted for on a prospective basis. Additionally, the estimated payments from future royalties are less than the carrying value of the Royalty Financing. Therefore, no interest expense will be recognized prospectively until such time as the estimated royalty payments are greater than the carrying value of the Royalty Financing. Third-party costs related to the Amendment of $0.1 million were expensed as incurred.

During the nine months ended September 30, 2024, the Company recognized interest expense of $1.0 million.

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

6. Stockholders’ (Deficit) Equity

Equity Offerings

Under its Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), the Company was authorized to issue up to 200,000,000 shares of common stock as of September 30, 2024. The Company also was authorized to issue up to 5,000,000 shares of preferred stock as of September 30, 2024. The Company is required, at all times, to reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the preferred stock and all outstanding stock options and warrants.

December 2023 Equity Offering and Warrant Issuance

On December 28, 2023, the Company and a single investor entered into a securities purchase agreement whereby the Company issued 111,196 pre-funded warrants (the “Pre-Funded Warrants”) with an initial exercise price of $0.025 per share for $17.50 per Pre-Funded Warrant, which are exercisable immediately and do not expire. In addition, the investor received 111,196 common stock warrants with an initial exercise price of $17.50 per share, which were exercisable through April 19, 2029. As of September 30, 2024, all Pre-Funded Warrants have been exercised in full.

Concurrent with the execution of the securities purchase agreement above, the Company and the investor entered into an inducement agreement whereby the Company agreed to reduce the exercise price of 117,375 warrants (the “Existing Warrants”) held by the investor from prior equity offerings. The weighted average exercise price of the Existing Warrants was $83.75 per share and was reduced to $17.50 per share in exchange for the investor agreeing to immediately exercise the Existing Warrants. Of the Existing Warrants exercised, 49,375 were held in abeyance for the benefit of the holder due to certain beneficial ownership limitations and these shares were subsequently issued to the investor on June 26, 2024. In addition to reducing the exercise price, the Company issued 234,750 common stock warrants (the “Inducement Warrants”) to the investor with an initial exercise price of $17.50 per share, which are exercisable through April 19, 2029. The fair value of the Inducement Warrants and the change in fair value of the Existing Warrants resulting from the reduction in the exercise price totaling $4.2 million was accounted for as equity issuance costs in the consolidated statement of operations.

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

Equity Incentive Plan

The estimated grant date fair value of the Company’s share-based awards is amortized on a straight-line basis over the awards’ service periods. Share based compensation expense recognized was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Research and development	$391	$444
Selling, general and administrative	1,434	1,753
Total stock-based compensation	$1,825	$2,197

Stock Options

A summary of stock option activity and related information through September 30, 2024 follows:

	Options Outstanding
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
	Number of		Exercise	Term
	Shares		Price	(in years)
Balance, December 31, 2023	16,123		$891.21	6.81
Granted	3,288		10.00
Exercised	—		—
Forfeited/Cancelled	(2,276)	`	938.30
Balance, September 30, 2024	17,135		$715.86	6.58
Vested or expected to vest at September 30, 2024	17,135		$715.86	6.58
Exercisable at September 30, 2024	12,654		$947.24	5.59

The aggregate intrinsic value of options exercisable as of September 30, 2024, was zero, based on the difference between the Company’s closing stock price of $3.740 and the exercise price of each stock option.

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

The per-share weighted-average grant date fair value of the options granted to employees and directors during the nine months ended September 30, 2024 and 2023 was estimated at $8.24 and $20.50 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2024	2023
Expected term of options (in years)	5.5	5.7
Risk-free interest rate	4.2%	3.9%
Expected volatility	118.5%	110.3%
Dividend yield	—%	—%

Restricted Stock Units (“RSUs”)

RSU-related expense is recognized on a straight-line basis over the vesting period. Upon vesting, these awards may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock.

The following is a summary of changes in the status of non-vested RSUs during the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Non-vested at December 31, 2023	64,101	$51.28
Granted	—	—
Vested	(4,373)	106.24
Forfeited/Cancelled	(10,473)	43.61
Non-vested at September 30, 2024	49,255	$48.04

For the nine months ended September 30, 2024, the Company recorded $1.2 million in stock-based compensation expense related to RSUs, which is reflected in the consolidated statements of operations and comprehensive loss.

As of September 30, 2024, there was $1.3 million of total unrecognized compensation expense related to unvested RSUs that will be recognized over the weighted average remaining period of 1.99 years.

Shares Available for Future Grant

At September 30, 2024, the Company has the following shares available to be granted under its equity incentive plans:

		Inducement
	2023 Plan	Plan
Available at December 31, 2023	10,257	480
Authorized	—	—
Granted	(3,288)	—
Shares withheld for taxes not issued	1,280	—
Forfeited/Cancelled	12,749	—
Available at September 30, 2024	20,998	480

Shares Reserved for Future Issuance

At September 30, 2024, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding under 2013 Plan	9,417
Stock options outstanding under 2023 Plan	7,398
Restricted stock units outstanding under 2013 Plan	49,255
Stock options outstanding under Inducement Plan	320
Warrants outstanding	354,100
Total shares of common stock reserved for future issuance	420,490

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,190	$3,665
Other current lease liabilities	1,092	1,002
Operating lease liabilities	3,588	4,417
Total operating lease liabilities	$4,680	$5,419

Finance leases:
Property and equipment, at cost	$29	$29
Accumulated depreciation	(21)	(13)
Property and equipment, net	8	16
Other current lease liabilities	10	10
Other long-term liabilities	—	7
Total finance lease liabilities	$10	$17

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease expense	$361	$351	$1,100	$1,097
Other income	(342)	(357)	(1,062)	(1,054)
Total operating lease costs	$19	$(6)	$38	$43

Finance lease costs:
Amortization of right-of-use assets	2	2	7	7
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$2	$2	$7	$7

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(276)	$(288)
Financing cash flows from finance leases	(8)	(8)

Our lease liabilities will mature, as follows (in thousands):

	Operating Leases	Financing Leases
2024 (October 1 - December 31)	366	3
2025	1,474	7
2026	1,498	—
2027	1,523	—
2028	640	—
Total minimum lease payments	$5,501	$10
Less: imputed interest	(821)	—
Lease liability	$4,680	$10

Per the terms of our sublease, we expect the following inflows (in thousands):

Sublease
2024 (October 1 - December 31)	291
2025	1,178
2026	1,198
2027	1,166
2028	254
Total minimum lease payments	$4,087

Weighted average lease term and discount rates are as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4	5
Finance leases	1	2
Weighted average discount rate
Operating leases	9.2%	9.2%
Finance leases	6.5%	6.5%

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

Sales-Related Deductions

The following table presents a roll forward of the major categories of sales-related deductions included in trade receivable allowances for the nine months ended September 30, 2024 (in thousands):

	Sales Discounts	Chargebacks	Fee for Service
Balance, January 1, 2024	$2	19	9
Provision related to sales recorded in the period	1	8	9
Credits / payments during the period	—	(6)	—
Adjustments related to prior period sales	—	—	—
Balance, September 30, 2024	$3	$21	$18

As of September 30, 2024, the Company’s outstanding accounts receivable of $42,000 was offset by the trade receivable allowances presented above.

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

License Agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd.

In April 2018, the Company also entered into an exclusive license agreement with Jiangsu Nhwa Pharmaceutical Co. Ltd., or Nhwa, for the development and commercialization of OLINVYK for the management of moderate to severe acute pain in China. Under the terms of this agreement, the Company received an upfront, non-refundable cash payment of $2.5 million (less applicable withholding taxes of $0.3 million) in July 2018. In August 2020, the Company received a milestone payment of $3.0 million (less applicable withholding taxes of $0.3 million), that became payable by Nhwa upon FDA approval of OLINVYK. In May 2023, the Company received a milestone payment of $3.0 million (less applicable withholding taxes $0.3 million), that became payable by Nhwa upon regulatory approval of OLINVYK in China. The Company is eligible to receive up to an additional $6.0 million of commercialization milestone payments based on product sales levels in China, and a ten percent royalty on all net product sales in China, less applicable withholding taxes. In the third quarter of 2023, Nhwa launched OLINVYK, recognized net product sales in China and reported royalties on those sales to the Company. This royalty is required to be used by the Company to repay its obligations under the Loan Agreement. Royalty payments received from Nhwa are reported as restricted cash within current assets until remitted to R-Bridge. As part of the license agreement with Nhwa, the Company also granted Nhwa an option to manufacture OLINVYK, on an exclusive basis in China, for the development and commercialization of the product in China. In the second quarter of 2018, Nhwa elected to exercise this manufacturing option. The license agreement is terminable by Nhwa for any reason upon 180 days written notice.

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

For the three and nine months ended September 30, 2024 and 2023, license revenue in the accompanying consolidated statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Pharmbio Korea Inc.	$—	$—	$—	$—
Jiangsu Nhwa Pharmaceutical Co. Ltd.	—	—	—	3,000
Total license revenues	$—	$—	$—	$3,000
Jiangsu Nhwa Pharmaceutical Co. Ltd.	304	179	615	179
Total royalty revenues	$304	$179	$615	$179
Total license and royalty revenues	$304	$179	$615	$3,179

Royalty revenue recorded for the three and nine months ended September 30, 2024, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge.

License revenue recorded for the nine months ended September 30, 2023 related to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share calculation:
Net loss	$(4,939)	$(7,930)	$(17,508)	$(23,761)
Weighted average common shares outstanding	852,801	558,564	852,253	469,149
Net loss per share of common stock - basic and diluted	$(5.79)	$(14.20)	$(20.54)	$(50.65)

The following outstanding securities at September 30, 2024 and 2023 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2024	2023
Options outstanding	17,135	17,214
RSUs outstanding	49,255	31,232
Warrants outstanding	354,100	125,813
Total	420,490	174,259

11. Subsequent Event

On October 5, 2024, in connection with certain cost-cutting measures, the Board of Directors of the Company approved the termination of employment, without cause, the Company’s President and Chief Executive Officer, the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer and the Company’s Senior Vice President and Chief Medical Officer. The terminations did not involve any disagreement concerning the Company’s operations, policies or practices. In connection with the termination of employment without cause, severance, accrued bonuses and medical benefits in connection with their employment agreements in the amount of $3.3 million, will be expensed in the fourth quarter and substantially all of such amount paid by year-end 2024. In addition, the Company accelerated the vesting of stock options, RSUs and performance stock units in accordance with their employment agreements on October 8, 2024.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel medicines for patients affected by central nervous system, or CNS, disorders. Our only commercialized product, OLINVYK® (oliceridine) injection, or OLINVYK, was approved by the United States Food and Drug Administration (the “FDA”), in August 2020. In October 2020, we announced that OLINVYK had received scheduling from the U.S. Drug Enforcement Administration (the “DEA”), and was classified as a Schedule II controlled substance. We initiated commercial launch of OLINVYK in the first quarter of 2021.

While OLINVYK remains available for purchase by customers, we have substantially eliminated commercial support for the product to preserve capital as we explore strategic alternatives. Potential strategic alternatives that may be explored or evaluated include, but are not limited to, a sale, license, divestiture or discontinuation of U.S. commercial sales of OLINVYK; or a sale, merger or wind down of the Company. There can be no assurance regarding the schedule for completion of the strategic review process, that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed.

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

We are also developing TRV045, our novel sphingosine-1-phosphate, or S1P, receptor modulator that may offer a new, non-opioid approach to managing chronic pain, as well as for treating epilepsy and seizure disorders. TRV045 targets the S1P subtype 1 receptor and data suggests that TRV045 may effectively reverse neuropathic pain and reduce seizure risk without the immune-suppressing activity, or lymphopenia, observed with currently approved therapeutics targeting S1P receptors. In September 2023 we announced positive data from two clinical proof-of-concept studies. TRV045 demonstrated statistically significant analgesic effect in a capsaicin-induced model of neuropathic pain. TRV045 also demonstrated a statistically significant evidence of CNS activity as measured by resting state EEG power spectral analysis in a transcranial magnetic stimulation, or TMS, study. Subjects in both studies were enrolled outside of the United States, and the studies were not conducted under the Investigational New Drug Application for TRV045.

Since our incorporation in late 2007, our operations have included organizing and staffing our company, business planning, raising capital, discovering and developing our product candidates, and establishing our intellectual property portfolio. We have financed our operations primarily through private placements and public offerings of our equity securities and debt borrowings. As of September 30, 2024, we had an accumulated deficit of $605.6 million. Our net loss was $17.5 million and $23.8 million for the nine months ended September 30, 2024 and 2023, respectively. Our ability to become and remain profitable depends on our ability to generate revenue or sales. We do not expect to generate significant revenue or sales unless and until we or a collaborator successfully commercialize OLINVYK or obtain marketing approval for and successfully commercialize TRV045 or TRV734.

We expect to incur significant expenses and operating losses for the foreseeable future even as we eliminate commercial support for OLINVYK. We will need to obtain substantial additional funding in connection with our continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential strategic transactions, including collaborations. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue our operations, development programs, and/or any future commercialization efforts.

Recent Developments

Reverse Stock Split

Effective as of 12:01 am ET on August 13, 2024 (the “Effective Time”), the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock of the Company’s common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis when the market opened on August 13, 2024.

As a result of the Reverse Stock Split, each 25 shares of the Company’s issued and outstanding common stock immediately prior to the Effective Time were combined into one validly issued, fully paid and non-assessable share of common stock. In addition, proportional adjustments were made to all outstanding securities or other rights convertible or exercisable into shares of the Company’s common stock, including all options and warrants. The Reverse Stock Split did not have any effect on the stated par value of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment. All of the shares and per share amounts discussed in this Quarterly Report on Form 10-Q have been adjusted to reflect the effect of the Reverse Stock Split.

Nasdaq Delisting

On October 4, 2024, the Company received notice that the Nasdaq Hearings Panel (the “Panel”) had determined to delist the Company’s common stock from The Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s failure to comply with the minimum stockholder’s equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Standard Rule”). As previously disclosed, the Panel had provided the Company until October 2, 2024, to regain compliance with the Equity Standard Rule. Trading in the Company’s common stock was suspended on Nasdaq effective with the open of business on October 8, 2024 (the “Delisting”). Subsequent to the Delisting, the Company’s common stock began trading on the Pink Open Market operated by the OTC Markets Group, Inc. (commonly referred to as the “pink sheets”) on October 8, 2024 under the trading symbol “TRVN.”

Transition of Executive Officers

On October 5, 2024, in connection with certain cost-cutting measures, the Board of Directors of the Company approved the termination of employment, without cause, of Carrie L. Bourdow, the Company’s President and Chief Executive Officer; Barry Shin, the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer; and Mark A. Demitrack, MD, the Company’s Senior Vice President and Chief Medical Officer. The terminations did not involve any disagreement concerning the Company’s operations, policies or practices.

Also, on October 5, 2024, the Company entered into consulting agreements with Mr. Shin and Dr. Demitrack pursuant to which Mr. Shin and Dr. Demitrack will provide assistance, advice and expertise on corporate strategy, commercial and pipeline assets and other business topics as directed by the Company. Ms. Bourdow continues to serve as Chairman of the Board, Acting Chief Executive Officer and principal executive officer; Mr. Shin continues to serve as Acting Chief Operating Officer and Chief Financial Officer, principal financial officer and principal accounting officer; and Dr. Demitrack continues to serve as Acting Chief Medical Officer, following their respective terminations of employment. Following these cost-cutting measures, the Company had four full-time employees remaining.

On November 6, 2024, the Company entered into a consulting agreement with Ms. Bourdow in her capacity as Acting Chief Executive Officer and principal executive officer, pursuant to which Ms. Bourdow will receive cash compensation at an hourly rate generally consistent with her prior compensation levels for services to the Company.

Resignation of Certain Directors

On November 5, 2024, in connection with ongoing cost-cutting measures, Mark Corrigan, M.D.; Marvin H. Johnson, Jr.; Jake R. Nunn; and Anne M. Phillips, M.D informed the Company of his or her intent to resign from the Board and the committees thereof, effective as of November 5, 2024. None of these resignations was related to any disagreement with the Company over any of its operations, policies or practices.

Upon the effectiveness of the resignations, the Board decreased the size of the Board to three members, with Carrie Bourdow continuing to serve as Chairman of the Board, and Scott Braunstein, M.D. and Barbara Yanni continuing to serve as directors of the Company.

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

Loans Payable

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

In July 2024, we entered into an amendment to the Loan Agreement with R-Bridge with respect to the second tranche of term loan borrowings (the “Amendment”). In connection with the Amendment, the Company received a $2.0 million payment from R-Bridge and is eligible to receive an additional $8.0 million based upon achievement of certain US partnering and US commercial milestones for OLINVYK. In addition, the outstanding liability in connection with the Royalty Financing was reduced by $10.0 million. Also as part of the Amendment, (i) certain OLINVYK Chinese IP that had been previously pledged to R-Bridge under the Royalty Financing was transferred to R-Bridge, (ii) warrants that had previously been issued to R-Bridge as part of the Royalty Financing were amended to reduce the exercise price and to extend the exercise period to five years from the date of the Amendment, and (iii) the existing cap on US royalty payable to R-Bridge was increased from $10.0 million to $12.0 million (with no minimum or fixed payments).

See Note 5, included in Part 1, Item 1 of this Quarterly Report, for a discussion of the accounting treatment of the Amendment as a troubled debt restructuring.

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

Recent Accounting Pronouncements

None.

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Revenue:
Product revenue	$(21)	$1	$(22)	$13	$28	$(15)
License and royalty revenue	304	179	125	615	3,179	(2,564)
Total revenue	283	180	103	628	3,207	(2,579)
Operating expenses:
Cost of goods sold	114	175	(61)	305	389	(84)
Selling, general and administrative	3,880	4,572	(692)	13,323	15,799	(2,476)
Research and development	1,866	4,260	(2,394)	8,958	12,160	(3,202)
Total operating expenses	5,860	9,007	(3,147)	22,586	28,348	(5,762)
Loss from operations	(5,577)	(8,827)	3,250	(21,958)	(25,141)	3,183
Other income (expense):
Change in fair value of warrant liability	441	682	(241)	4,624	2,385	2,239
Other income, net	38	61	(23)	145	118	27
Interest income	190	377	(187)	781	989	(208)
Interest expense	(1)	(210)	209	(1,035)	(1,778)	743
Loss on foreign currency transactions	—	(13)	13	(4)	(34)	30
Foreign income tax expense	(30)	—	(30)	(61)	(300)	239
Total other income, net	638	897	(259)	4,450	1,380	3,070
Net Loss	$(4,939)	$(7,930)	$2,991	$(17,508)	$(23,761)	$6,253

Revenue

We derive our revenue from providing OLINVYK to our customers and activities pursuant to our licensing agreements related to the development and commercialization of OLINVYK in China and South Korea. For the three months ended September 30, 2024, we recorded negative $21,000 in product revenue due to a returns reserve adjustment of $26,000. For the nine months ended September 30, 2024, we recorded $13,000 in product revenue from the shipment of drug product to wholesalers. For the three and nine months ended September 30, 2023, we recorded $1,000 and $28,000, respectively, in product revenue from the shipment of drug product to wholesalers.

License and royalty revenue recorded for the three and nine months ended September 30, 2024, relates to royalties earned on OLINVYK sales by Nhwa in China and payable to R-Bridge. License and royalty revenue for the three months ended September 30, 2023 relates to royalties earned on OLINVYK sales by Nhwa in China. License and royalty revenue for the nine months ended September 30, 2023 relates to the milestone payment that became payable by Nhwa upon regulatory approval of OLINVYK in China.

As noted, in 2022 we recorded a returns reserve adjustment of $0.4 million for expected returns from our wholesalers. This adjustment was due, in part, to feedback we received in October 2022 from one of our wholesalers indicating that the wholesaler intended to return a significant portion of its supply of OLINVYK. As a result, we evaluated our returns reserves and updated our estimates to reflect this expected return, as well as potential increased probability of returns from our other wholesalers. In the fourth quarter of 2023, we recorded a returns reserve adjustment of $0.1 million for expected returns from our wholesalers. In the third quarter of 2024, we recorded a returns reserve adjustment of $26,000 for expected returns from our wholesalers. These adjustments were due, in part, on our evaluation of historical purchasing trends, the remaining expiry period of inventory held by our wholesalers and the potential increase in the probability of returns from our wholesalers.

As further background on our methodology with respect to returns reserves, every quarter since our launch of OLINVYK, we review the amounts of OLINVYK held at our wholesalers to evaluate the likelihood of expected product returns. In our analysis, we consider a range of factors including the level of sales from our wholesalers to hospitals, ambulatory surgical centers (“ASCs”) and other purchasers of OLINVYK, which our wholesalers report to us on a regular basis, as well as any new customer contracts. Based on information from our wholesalers, sales from our wholesalers to hospitals and ASCs, which we refer to as commercial sell through, have occurred, at a low level, every quarter since our commercial launch in February 2021. Commercial sell through of OLINVYK from our wholesalers to hospitals and ASCs for the three and nine months ended September 30, 2024 was approximately $16,800 and $65,600, respectively. Commercial sell through from our wholesalers to hospitals and ASCs for the three and nine months ended September 30, 2023 was approximately $20,300 and $58,700, respectively.

In our returns reserve analysis, we also consider feedback from our wholesalers, group purchasing organizations and users of OLINVYK, as well as additional factors such as new safety data, or clinical or health economic data for OLINVYK that may affect future adoption and sales trends. Examples include OLINVYK data we announced in July 2023 with respect to reduced cost per admission for hospitals and reduced average length of hospital stay, for OLINVYK-treated patients compared to matched patients treated with other IV opioids. We also consider factors that may negatively affect sales of OLINVYK, such as the price of OLINVYK compared to conventional IV opioids, which are generally generic and available at a lower initial cost relative to OLINVYK. Other factors may include the public perception of opioids in general, as well as the FDA’s and HHS’ policy initiatives that may limit the promotion and marketing of opioids.

We incorporate these factors as we consider the need for any adjustment for slow-moving or obsolete product on a quarterly basis.

Gross product revenue, and adjustments applied to calculate net product revenue, are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Product revenue, gross	$16	$10	$65	$44
GTN Accruals
Chargebacks and cash discounts	(2)	(1)	(9)	(3)
Returns	1	(7)	(2)	(8)
Other rebates, discounts and adjustments	(4)	(1)	(9)	(5)
Total GTN Accruals	(5)	(9)	(20)	(16)
Product revenue	11	1	45	28
Adjustments to prior period accruals
Returns reserve	(32)	—	(32)	—
Other GTN accrual adjustments	—	—	—	—
Product revenue, net	$(21)	$1	$13	$28

Cost of goods sold

Cost of goods sold for product revenue includes third party logistics costs, shipping costs, and indirect overhead costs which are recorded as period costs in the period incurred.

The following table provides information regarding cost of goods sold during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Cost of goods sold	$114	$175	(35%)	$305	$389	(22%)

Cost of goods sold decreased by less than $0.1 million for the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to a reduction in indirect overhead costs.

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

Selling, general and administrative expenses for the three months ended September 30, 2024, decreased by $0.7 million, or 15%, as compared to the same period in 2023 and decreased by $2.5 million, or 16%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily related to a reduction in full time employees and a reduction in marketing activities.

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

Research and development expenses decreased by $2.4 million, or 56%, for the three months ended September 30, 2024, as compared to the same period in 2023, and decreased by $3.2 million, or 26%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
TRV045	$466	$2,596	$4,177	$6,824
OLINVYK	87	132	503	479
TRV250	—	26	4	2
TRV027	6	31	47	116
Personnel-related costs	848	758	2,449	2,631
Other research and development	459	717	1,778	2,108
	$1,866	$4,260	$8,958	$12,160

The decrease in research and development expenses incurred during the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by decreased spend on TRV045 studies that were completed in 2023 and due to lower personnel costs.

Total other income, net

Total other income, net for the three months ended September 30, 2024 decreased by $0.3 million as compared to the same period in 2023. The decrease was driven by a $0.2 million decrease in the change in fair value of the warrant liability and a $0.2 million decrease in interest income ended September 30, 2024. Total other income, net for the nine months ended September 30, 2024 increased by $3.1 million as compared to the same period in 2023. For the nine months ended September 30, 2024, the increase was driven by a $2.2 million increase in the change in fair value of the warrant liability and a $0.7 million decrease in interest expense.

Liquidity and Capital Resources

We have historically funded substantially all of our operations through the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $12.1 million pursuant to licensing agreements for the development and commercialization of OLINVYK in China and South Korea.

At September 30, 2024, we had an accumulated deficit of $605.6 million, working capital of $9.6 million, cash and cash equivalents of $13.5 million, and restricted cash of $0.6 million. In November 2020, we filed a $250.0 million shelf registration statement, which includes our at-the-market program with H.C. Wainwright & Co., LLC., of which there was approximately $33.7 million of available capacity as of September 30, 2024, subject to the restrictions set forth in General Instruction I.B.6 of Form S-3.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures, commercialization expenditures, and other selling, general and administrative expenditures. We anticipate these expenses to decrease in 2024 as we substantially eliminate commercial support of OLINVYK. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses.

Net cash used in operating activities was $21.1 million and $27.1 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred net losses of $17.5 million and $23.8 million for those same periods.

Our success is dependent on finding a commercial partner for OLINVYK, continuing to advance or partner our other product candidates, including TRV045 and obtaining adequate capital to fund operating losses until we become profitable. We expect that our existing balance of cash and cash equivalents as of September 30, 2024 will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(21,106)	$(27,050)
Investing activities	—	(20)
Financing activities	1,675	22,282
Net decrease in cash, cash equivalents and restricted cash	$(19,431)	$(4,788)

Net cash used in operating activities

Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2024 as compared to $27.1 million for the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2024 includes a $17.5 million net loss as compared to $23.8 million for the prior period. The net loss was $6.3 million lower due to a decrease in selling, general and administrative expenses from the reduction of OLINVYK commercial activities, lower research and development expenses due to TRV045 studies that were completed in 2023, and lower personnel costs.

Net cash used in investing activities

Net cash used in investing activities was $0.0 million for the nine months ended September 30, 2024, as compared to $20,000 for the nine months ended September 30, 2023. The decrease is due to capital expenditures related to cybersecurity and technology updates in 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2024, which was primarily due proceeds from the Amendment, partially offset by finance lease payments.

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

We believe that our cash and cash equivalents as of September 30, 2024, together with interest thereon, will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements for one year after the date of this filing. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to support our operations and advance our other product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under the existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report.

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

Because our common stock is quoted on the OTC Pink Open Market, instead of a national securities exchange, our stockholders may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTC Pink Open Mark (the “OTC Pink”), under the ticker symbol “TRVN”. The OTC Pink is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC Pink is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Pink is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price of their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

An active trading market for our common stock may not continue to develop or be sustained.

Although our common stock is listed on the OTC Pink Open Market, we cannot assure you that an active, liquid trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for you to sell shares quickly or without depressing the market price for the shares or to sell your shares at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Separation Agreement and General Release, dated October 5, 2024, by and between the Company and Carrie L. Bourdow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024).

10.2

Separation Agreement and General Release, dated October 5, 2024, by and between the Company and Barry Shin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024).

10.3

Separation Agreement and General Release, dated October 5, 2024, by and between the Company and Mark A. Demitrack, MD (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024).

10.4

Consulting Agreement, dated October 5, 2024, by and between the Company and Barry Shin (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024).

10.5

Consulting Agreement, dated October 5, 2024, by and between the Company and Mark A. Demitrack, MD (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024).

10.6#	Consulting Agreement, dated November 6, 2024, by and between the Company and Carrie L. Bourdow.
31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the period from January 1, 2024 to September 30, 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 7, 2024

TREVENA, INC.

By:	/s/ BARRY SHIN
Barry Shin
Acting Chief Operating Officer and Chief Financial Officer